Form 10-K
period 1993-12-31
TIS MORTGAGE INVESTMENT CO
filed 1994-04-26
CIK 833088

74
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


[X]    Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended:  December 31, 1993
                                    OR
[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file number:  1-10004

                      TIS Mortgage Investment Company
          (Exact name of registrant as specified in its charter)

                Maryland                          94-3067889
        (State of incorporation)     (I.R.S. Employer Identification No.)

    655 Montgomery Street, Suite 800
       San Francisco, California                    94111
(Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:  (415) 393-8000

        Securities registered pursuant to Section 12(b) of the Act:

          Title of each class     Name of each exchange on which registered
          -------------------     -----------------------------------------
             Common Stock,                 New York Stock Exchange
       par value $.001 per share            Pacific Stock Exchange
                      ------------------------------
    Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X      No
                                                     -----       -----

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    Yes   X     No
                                    -----     -----

On March 28, 1994, there were 8,105,880 shares of Common Stock outstanding and the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on that date of the shares on the
New   York   Stock  Exchange  as  reported  on  the  Composite  Tape)   was
approximately $13,170,000.

                    Documents Incorporated by Reference

Part III of this Form 10-K is incorporated by reference to the Registrant's 1994 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

                      TIS MORTGAGE INVESTMENT COMPANY
                          INDEX TO ANNUAL REPORT
                               ON FORM 10-K

PART I                                                               Page

Item 1:   Business                                                      3
Item 2:   Properties                                                   21
Item 3:   Legal Proceedings                                            21
Item 4:   Submission of Matters to a Vote of Security Holders          21

PART II

Item 5:   Market for the Registrant's Common Equity and
           Related Shareholder Matters                                 22
Item 6:   Selected Financial Data                                      24
Item 7:   Management's Discussion and Analysis of
           Financial Condition and Results of Operations               25
Item 8:   Financial Statements and Supplementary Data                  33
Item 9:   Disagreements on Accounting and Financial Disclosure         55

PART III

Item 10:  Directors and Executive Officers of the Registrant           55
Item 11:  Executive Compensation                                       55
Item 12:  Security Ownership of Certain Beneficial Owners and
           Management                                                  55
Item 13:  Certain Relationship and Related Transactions                55

PART IV

Item 14:  Exhibits, Financial Statements, Schedules and
           Reports on Form 8-K                                         55

                                  PART I

Item 1.  Business.

                               Introduction

General

     TIS Mortgage Investment Company, a Maryland corporation (the "Company" or the "Registrant" which, unless otherwise indicated refers to the Company and its subsidiary, TIS Mortgage Acceptance Corporation, a Delaware corporation ("TISMAC")), was incorporated on May 11, 1988. The Company seeks to generate income for distribution to its stockholders primarily through investment in mortgage-related assets which include (i) residual interests ("Residual Interests"), principal only bonds ("PO Bonds") and interest only bonds ("IO Bonds") in collateralized mortgage obligations ("CMOs"), which entitle the Company to certain cash flows from collateral pledged to secure such securities; (ii) mortgage certificates and other securities collateralized by or representing equity interests in certain mortgage loans ("Mortgage Certificates") and mortgage loans secured by first liens on Single-Family Residences, multi-family residences or other commercial real estate ("Mortgage Loans" and together with Mortgage Certificates, "Mortgage Instruments"); and (iii) CMOs and other mortgage-backed securities (collectively, "Structured Securities"). Mortgage-backed assets may include debt obligations which are issued in multi-classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multi-family or other commercial real estate, accounts and other collateral ("Commercial Securitizations"). Monthly cash flows on the Company's assets are comprised of both interest income and a partial return of principal. The Company may experience losses during periods of high prepayment rates on mortgages as occurred in 1992 and 1993.

     The Company's investment policy is controlled by its Board of Directors (the "Board of Directors"). The By-Laws of the Company require that a majority of the members of the Board of Directors must be persons who (i) are not "Affiliates" of TIS Financial Services, Inc., a Delaware corporation, (the "Manager"), as that term is defined in the By-Laws, or Affiliates of persons who are Affiliates of the Manager and (ii) are not employed by, or receiving any compensation (except for serving as a director) from, the Company ("Unaffiliated Directors").

     The Company has entered into an agreement (the "Management Agreement") with the Manager to manage the Company's day-to-day operations, subject to the supervision of the Board of Directors. The Manager will continue to attempt to obtain for the Company mortgage loans and other real estate-related investments meeting the investment criteria and policies set by the Board of Directors, advise the Company with respect to various aspects of its business and administer the Company's day-to-day operations, including cash flow management. For additional details concerning the management of the Company, see "Management of Operations - The Management Agreement" below.

     The Company intends, for all taxable years since inception, to qualify for the tax treatment accorded to real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended, (the "Code") and to make quarterly distributions to its stockholders which, in the aggregate, annually will equal at least 95% of its real estate investment trust taxable income (as defined in Section 857(b)(2) of the Code) (hereafter "REIT Taxable Income"). As a result, the Company expects that, with limited exceptions, its REIT Taxable Income distributed to its stockholders will not be subject to Federal income tax at the corporate level. See "Federal Income Tax Considerations" below.

     See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the general development of the Company's business. See "Risk Factors" below for a discussion of certain risks to which holders of the Company's Common Stock may be subject.

     The Company may borrow funds when it believes that the cost of such borrowings will be less than the net cash flow on the mortgage-related assets purchased with such funds.

     The Company, on the one hand, and the Manager and its Affiliates, on the other hand, may enter into a number of relationships other than those governed by the Management Agreement, some of which may give rise to conflicts of interest between the Manager and its Affiliates and the Company.

     Because taxable income may exceed cash flow from certain mortgage-related assets in the early years after such an asset is created, the Company may realize taxable income in excess of its net cash flow in a taxable year. Since the Company must distribute substantially all of its net taxable income annually in order to maintain its status as a REIT, the Company might, in such circumstances, have to borrow funds to enable it to make such distributions. In evaluating mortgage-related assets for purchase, the Company considers the effect of any excess of taxable income over projected cash receipts of net cash flows. For the fiscal year ended December 31, 1993, the Company's taxable income did not exceed the cash flows from mortgage-related assets.

Primary Business Activity

     The Company primarily invests in the Residual Interests of single-family CMOs, which are a series of fixed rate or variable rate bonds with a wide range of maturities. CMOs are typically issued in series, which generally consist of serially maturing classes ratably secured by a single pool of Mortgage Instruments. Generally, principal payments received on the Mortgage Instruments securing a series of CMOs, including prepayments on such Mortgage Instruments, are applied to principal payments on one or more classes of the CMOs of such series on each principal payment date for such CMOs. Scheduled payments of principal and interest on the Mortgage Instruments and other collateral securing a series of CMOs are intended to be sufficient to make timely payments of interest on such CMOs and to retire each class of such CMO by its stated maturity. The Company may also purchase Residual Interests in real estate mortgage investment conduits ("REMICs").

     The Company also invests in PO Bonds and some of the IO Bonds of single-family CMOs. Single-family CMOs are collateralized by residential mortgages, most often in the form of mortgage-backed securities or certificates, and the bond interest and principal payments, as well as administrative costs, are covered by the interest and principal payments of the underlying mortgages. The mortgage collateral underlying the single-family CMOs in the Company's portfolio of Residual Interests, PO Bonds and some of the IO Bonds are mortgage-backed certificates issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Some of the IO Bonds are backed by single-family loans which are not included in mortgage-backed certificates issued by these agencies.

     In most CMOs, there are excess cash flows after bond payments and administrative expenses. The excess cash flows, called residuals, arise primarily from the difference between the interest received from the mortgage obligations and the interest paid on the bonds. These CMO residuals have been the primary focus of the Company. However, beginning in the last quarter of 1991, the Company began to invest in other parts of the CMO such as PO Bonds, IO Bonds and inverse IO Bonds. From a multitude of potential Residual Interests, PO Bonds, IO bonds and other mortgage-related assets, the Company uses sophisticated analytical methods to assemble various mortgage-related assets into a balanced portfolio that is designed to provide consistent returns in most interest rate environments.

     Monthly cash flows on the Company's mortgage-related assets have two components: income from the investment and a partial return of investment principal. The investment income forms the basis for payment of expenses and dividends paid to shareholders, and the return of principal portion is reinvested in other mortgage-related assets. Due to the structural nature of most mortgage-related assets, cash flows and income tend to be higher in early periods of ownership and lower in the later periods. It will be necessary for the Company to reinvest the principal which is repaid at an undiminished rate of return in order to maintain its net income and dividends.

     Residual Interests. Because of almost infinite differences in composition and structure, each individual CMO, and thus Residual Interest, is unique. Nonetheless, there are generally two very broad categories of CMO residuals. "Bullish" residuals are associated with CMOs partially composed of variable rate bonds. The yields on bullish residuals tend to increase when short-term interest rates decline, and decrease when short-term rates rise. Although the mortgage collateral on bullish residuals provides a fixed interest rate, the interest payable on the variable bonds declines as short-term rates decline, thus increasing the amount of cash flow to the residual. Correspondingly, higher short-term interest rates will make variable rate bonds more expensive and thus the spread will narrow.

     Residual Interests with only fixed rate CMO bonds, on the other hand, fall into a category called "Bearish" residuals. The yields on bearish residuals tend to increase when long-term interest rates rise, and decrease when long-term rates decline. The interest spread on bearish residuals is not impacted by changes in interest rates. However, in an environment of rising interest rates, the pace of mortgage prepayments slows and the positive spread remains in effect for a longer period of time. Falling interest rates provide consumers with incentives to refinance, prepaying the original mortgage and, overall, this tends to reduce the amount of time the positive spread is outstanding.

     CMO cash flows, and therefore residual income and value, are significantly affected by changes in short-term interest rates and mortgage prepayment rates. The Company diversifies its portfolio by investing in both Residual Interests of CMOs having fixed rate and variable rate Bond Classes. This balance helps to provide total portfolio yield protection whether interest rates rise or fall. The Company has selected bullish residuals which use indices with different sensitivities to interest rate changes. LIBOR reacts very quickly to factors affecting interest rates and tends to fluctuate significantly. COFI tends to adjust more slowly and is comparatively stable over time.

     PO Bonds. A PO Bond is a bond which passes through only the principal portion of a mortgage-backed security. All such bonds are created by stripping the coupon interest from the underlying mortgages to create the PO Bond and an associated IO Bond. PO Bonds can represent the principal from an entire pool of mortgages, or they can be tranches within a CMO. PO Bonds are sold at a deep discount to face value. They pay no periodic coupon interest. Principal is returned in the form of scheduled amortization and prepayments. Ultimately, the entire face amount of a PO Bond is repaid to the investor.

     Because there is no coupon, the financial performance of a PO Bond is extremely sensitive to mortgage prepayment rates. Higher prepayments lead to a more rapid return of principal and a higher yield. Because faster prepayments are usually associated with lower market interest rates, the price of a PO Bond is further enhanced by the lower discount rate. Conversely, lower prepayments lead to a slower return of principal and a lower yield. However, since PO Bonds are sold at a discount to their face value, and the total face value is ultimately received, the total yield on a PO Bond cannot drop below zero if it is held to maturity.

     IO Bonds. IO Bonds pass through a specified interest portion of a mortgage-backed security. The interest due on an IO Bond is calculated by multiplying this interest rate times the outstanding balance of the underlying mortgage pools. As the balance of the underlying mortgages decline to zero, payments on the IO Bond also decline to zero. Usually the interest rate applied to the underlying mortgages is fixed. If the interest rate is variable, it is called a Floating Rate IO Bond. If the variable rate of interest is inversely related to an index, it is called an Inverse IO Bond. A regular IO Bond is similar to a Bearish Residual Interest, in general its yield will increase as interest rates increase and decrease an interest rates decline. An Inverse IO Bond is similar to a Bullish Residual Interest. In general, its yield will decrease as interest rates increase and increase as interest rates decline. If prepayments increase significantly over the level at which the IO Bond was purchased, it is possible to receive less cash flow over the life of the asset than was initially invested.

     Commercial Securitizations. Commercial Securitizations are multi-class issuances of debt securities which are funded as to the payment of interest and principal by a specific group of mortgage loans on multi-family residences or other commercial property. Generally, a Commercial Securitization will consist of some senior debt securities rated investment grade, "AAA", "AA" and "A" and other lower-rated "BBB" and "BB" bonds, and unrated bonds. Generally the credit quality of any bond relates to the subordination level of the bond or its priority to receive principal and interest from the mortgage collateral. A First Loss security is the most subordinated class of a multi-class issuance of debt securities and is the first to bear the risk of default on the underlying collateral. To the extent that the Commercial Securitization is a REMIC, there will be a residual interest investment involved. Since many of the Commercial Securitizations are backed by mortgage loans which have prepayment penalty or lock-out provisions, the risk of loss from prepayments may be significantly less than securitizations backed by single-family loans. On the other hand, since there are generally fewer loans involved in the securitization and since the loans usually do not have any guarantee of payment of principal, the risk of loss on foreclosure is much greater. Therefore, the credit quality of the underlying loans is a primary consideration in the risk and reward evaluation of the investment.

Risk Factors

     Ownership of the Company's Common Stock is subject to certain risks. The ability of the Company to generate income from the cash flows relating to Residual Interests and other mortgage-related assets, or to minimize losses, will depend, in large part, upon the ability of the Company to acquire suitable mortgage-related assets, respond to fluctuations in market interest rates, and utilize appropriate strategies.

     The amount of income that may be generated from mortgage-related assets is dependent upon the rate of principal prepayments on the underlying mortgages. Lower rates of prepayments means a longer life for Residual Interests and IO Bonds and thus higher income. Similarly, faster rates of prepayments mean a shorter life and lower income. The rate of prepayments on mortgages is influenced by a variety of economic, geographic, social and other factors, but probably the most important factor is the level of prevailing mortgage rates. In general, prepayments of mortgage loans are faster during periods of substantially declining interest rates and slower during periods of substantially increasing interest rates.

     The income from Residual Interests in CMOs which include one or more bond classes which bear interest based on specified margins in relation to either the London Interbank Offered Rate for Eurodollars on U.S. dollar deposits ("LIBOR") or on the Eleventh District Cost of Funds Index ("COFI"), and income on Inverse IO Bonds which bear an interest rate which is inversely related to LIBOR, may fluctuate widely depending upon changes in the LIBOR or COFI rates, which affect the amount of interest payable on such LIBOR or COFI bonds and on Inverse IO Bonds. In general, income on these Residual Interests and Inverse IO Bonds will decrease when LIBOR or COFI rates increase, and will increase when LIBOR or COFI rates decrease. Income on these Residual Interests and Inverse IO Bonds will also be affected by the relationship between changes in these rates and prepayments on mortgages. Under certain extended high interest rate periods or in the event of extremely high prepayment rates on mortgages, the return on a Residual Interest, on an IO Bond or on an Inverse IO Bond could be zero or negative and may require the Company to effect significant reductions in the carrying value of these assets. Such reductions are recorded as operating losses in the year in which the reduction is taken.

     Due to the structural nature of most mortgage-related assets, cash flows and income tend to be higher in the early periods of ownership and lower in the later periods. The cash flows from such assets consist of both return of principal and income during ownership thereof. It is necessary for the Company to reinvest the principal which is repaid.

     The Company only purchases Residual Interests, IO Bonds and PO Bonds of CMOs if the Structured Securities relating to such CMOs are rated in one of the two highest categories by a nationally recognized rating agency. Certain Residual Interests, IO and PO Bonds themselves are rated. The risks of ownership of such assets, however, will be substantially the same as those associated with ownership of unrated Residual Interests, IO and PO Bonds because the rating would not address the possibility that the Company might have a lower than anticipated yield or, in the case of Residual Interests and IO Bonds, fail to recover its initial investment.

     A substantial portion of the Company's assets directly or indirectly consists of mortgage instruments pledged to secure debt securities and, accordingly, would not be available to stockholders in the event of liquidation of the Company. In purchasing mortgage-related assets and in issuing debt securities, the Company competes with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources than the Company.

     To the extent the Company acquires Commercial Securitizations or other interests in real estate, the Company will be subject to varying degrees of risk incident to the ownership of real estate. There are many factors which can impact upon the performance of real estate including economic events or governmental regulations which are out of the control of the Company, all of which can impact upon real estate assets whose values are supporting the Mortgage Loans.

     The Company may acquire non-rated investments in Commercial Securitizations, including first loss positions and other subordinated positions, which are entitled to receive repayment of principal only after all required principal payments have been made to more senior instruments in the Securitization. A First Loss security ("First Loss") is the most subordinated class of a multi-class issuance of debt securities and is the first to bear the risk of default on the underlying collateral. These investments are generally less marketable than other classes and are illiquid assets.

     The Company may in the future increase its capital resources by making additional offerings of its Common Stock. Such offerings could dilute the equity of stockholders of the Company or reduce the market price of shares of the Common Stock, or both.

     The Company is subject to potential conflicts of interest arising from its relationship with its Manager. Transactions which present potential conflicts of interest will be approved by the Board of Directors, including a majority of the Unaffiliated Directors, or will be carried out in accordance with guidelines which the Board has adopted. In the latter case, the specific transactions generally will not be subject to the approval of the Board of Directors.

     In order to maintain its status as a REIT, the Company is required to comply with certain restrictions imposed by the Code with respect to the nature of its assets and income, which could prevent it from making investments or from making dispositions of investments otherwise considered desirable. The REIT provisions of the Code require the Company to distribute substantially all of its net taxable income on an annual basis. If the Company should not qualify as a REIT in any tax year, it would be taxed as a regular domestic corporation, and distributions to the Company's stockholders would not be deductible by the Company in computing its taxable income. Any resulting tax liability could be substantial and would reduce the amount of cash available for distributions to stockholders. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

     Because of these and other factors, future distributions to stockholders cannot be predicted with certainty. It is likely that the market price of the shares of the Company's Common Stock would be affected by any decline in the spread between the Company's net yield on its assets and prevailing interest rates.

Acquisition and Disposition of Mortgage-Related Assets

     The Company purchases mortgage-related assets from investment banking firms and other Mortgage Suppliers, some of which may be Affiliates of the Manager. The Company does not intend to purchase assets that would disqualify it as a REIT or subject it to regulation as an investment company under the Investment Company Act of 1940.

     The Company is not in the business of trading its mortgage-related assets. However, from time to time the Company may sell an asset as part of the Company's ongoing effort to adjust its portfolio composition to reflect changes in economic conditions. In the fourth quarter of 1989, the Company sold a Residual Interest it had acquired in 1988. In 1992, the Company sold for a total of $6,008,000 both of the PO Bonds it had acquired in 1991. There have been no other dispositions of mortgage-related assets since the Company's inception. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 below, "Financial Statements and Supplementary Data" for further details.

     During 1992 the Company reinvested approximately $30,760,000. Of this amount, $22,557,000 was invested in IO Bonds and the remaining $8,203,000 was invested in an Inverse IO Bond. In 1993 the Company reinvested $4,069,000 in inverse IO bonds and $340,000 in equity residuals. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 below, "Financial Statements and Supplementary Data" for details on assets acquired. The funds for reinvestment came from cash balances, borrowings, proceeds from the sale of PO Bonds and principal returned to the Company from its investments.

     Based on current projections of return of investment from its portfolio, the Company expects to generate cash flows of $600,000 to $1,000,000 after expenses in each month of 1994 for reinvestment or to be used to reduce borrowings. Although the Company continually reviews mortgage-related assets available for purchase, the Company will acquire additional mortgage-related assets when they complement the current portfolio.

     On May 31, 1990, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus for a uniform method of accounting for Residual Interests in CMOs (Issue 89-4). The consensus, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company until December 31, 1993. As of December 31, 1993 the Company adopted the accounting method for impairment of mortgage-backed derivative investments prescribed by FASB Statement No. 115 and has presented its 1993 financial statements in accordance therewith. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 below, "Financial Statements and Supplementary Data" for information as to the effect of adoption of this change in accounting method.

Fair Value of Residual Interests and IO Bonds

     In General - Substantially all income to the Company is derived from the cash flows on the Company's Residual Interests, IO Bonds and PO Bonds. The fair value of these mortgage-related assets is the net present value of the projected future cash flows. The amount of cash flows that may be generated from the Company's mortgage-related assets is uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the underlying mortgage collateral and, for Residual Interests with variable rate Bond Classes and IO Bonds with variable interest rates, changes in LIBOR and COFI. The following information sets forth assumptions used to calculate the projected cash flows on the Company's Nonequity Residual Interests and IO Bonds, and the resulting net present value of these assets, at December 31, 1993 based on various assumptions and discount factors.

     Assumptions - For purposes of the presentations on the following tables, the Nonequity Residual Interests have been separated into three groups: Residual Interests in CMOs with fixed rate Bond Classes, Residual Interests in CMOs with one or more LIBOR Bond Classes and Residual Interests in CMOs with one or more COFI Bond Classes. The IO Bonds have been separated into two groups: IO Bonds with a fixed interest rate and Inverse IO Bonds. For purposes of projecting future cash flows, the Company has used the following one-month LIBOR and 11th District COFI rates:

                         INTEREST RATE ASSUMPTIONS

                                          Interest Rates (%)
                     ------------------------------------------------------------
                         Case I     Case II     Case III*     Case IV      Case V
                         ------     -------     ---------     -------      ------
One Month LIBOR           1.750       1.750         3.250       3.250       4.750
11th District COFI        2.322       2.322         3.822       3.822       5.322

*  One-month LIBOR on December 31, 1993 and the 11th District
   COFI for November released on December 31, 1993.

     Principal payments on mortgage loans may be in the form of scheduled amortization or prepayments (for this purpose, "prepayments" include principal prepayments and liquidations due to default or other dispositions). The prepayment assumptions used herein are based on an assumed rate of prepayment each month of the unpaid principal balance on a pool of mortgage loans. A 100% prepayment assumption assumes prepayment rates of 0.2% per annum of the then outstanding principal balance of such mortgage loans in the first month of the life of such mortgage and an additional 0.2% per annum in each month thereafter (for example, 0.4% per annum in the second month) until the 30th month. Beginning with the 30th month and in each month thereafter during the life of such mortgage loans, 100% prepayment assumption assumes a constant prepayment rate of 6% per annum.

     The prepayment assumptions used in Case III to estimate the fair value of the Company's Nonequity Residual Interests and IO Bonds are the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of January 4, 1994. Bloomberg has obtained this information from sources it believes to be reliable but has not verified such information and assumes no responsibility for the accuracy of such information. The prepayment assumptions used in Case I reflect a decline in short-term interest rates accompanied by a decline in mortgage loan interest rates. The prepayment assumptions used in Case II (which also are used in Case III) reflect a decline in short-term rates not accompanied by a decline in mortgage loan interest rates. The prepayment assumptions used in Case IV (which also are used in Case V) reflect an increase in mortgage loan interest rates not accompanied by an increase in short-term interest rates. The prepayment assumptions used in Case V reflect an increase in short-term interest rates accompanied by an increase in mortgage loan interest rates. The table below shows the prepayment assumptions used to project cash flows in order to calculate the present value of the Company's Nonequity Residual Interests and IO Bonds:

                          PREPAYMENT ASSUMPTIONS
Mortgage         Pass Through
Collateral         Rate (%)            Percent of the Prepayment Assumption (%)
- ----------       ------------         ------------------------------------------------

                                   Case I    Case II   Case III*    Case IV     Case V
                                   ------    -------   ---------    -------     ------
GNMA                       7.0        368        150         150        100        100
Certificates               9.0        385        394         394        206        206
                          10.0        314        430         430        351        351

FNMA/FHLMC                 8.0        535        417         417        200        200
Certificates               8.5    495-529    467-480     467-480        213        213
                           9.0        496        502         502        379        379
                           9.5    422-474    518-535     518-535        416        416
                          10.0        415        529         529    467-502    467-502
                          10.5        366        496         496        502        502

* Bloomberg Financial Markets Dealer Prepayment Estimates Average as of December 31, 1993.

     Neither the interest rates nor the prepayment assumptions used herein purports to be a historical description of interest rates or prepayment experiences or a prediction of future interest rates or prepayments of any pool of mortgage loans. The fair value of the Company's mortgage-related assets can vary dramatically depending on future interest rates, prepayment speeds and the discount factor used.

     Present Value of Projected Cash Flows - The tables which follow set forth the present value at December 31, 1993 of the projected cash flows discounted at the indicated discounted rates subject to the assumptions described above. For example, if cash flows are projected using the assumptions above and Nonequity Residuals Interests in CMOs with fixed rate Bond Classes are discounted at 14% and the Nonequity Residual Interests in CMOs with variable rate Bond Classes are discounted at 18%, the present value of the projected cash flows of the Company's Nonequity Residual Interests would equal approximately $11,919,000. This is the Company's estimate of the fair value of these assets. In addition, if cash flows on the Company's regular IO Bonds are discounted at 14% and the cash flows on its Inverse IO Bonds are discounted at 30%, the present value of the projected cash flows on the IO Bonds would equal $12,144,000. This represents an decrease of $68,000 over the $12,212,000 book value of these assets. The difference of $68,000 is the difference between the present value of cash flows and the actual market values as of December 31, 1993 of FNMA SMBS Trust 7 Class 2 IO and FNMA SMBS Trust 4 Class 2 IO. The book value is the Company's estimate of the fair value of these IO Bonds. There will be differences between the projected cash flows used to calculate the present value of these assets and the actual cash flows received by the Company, and such differences may be material.

               PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
               ---------------------------------------------
                              (In thousands)

                     Nonequity Residual Interest in CMOs
 Discount                with Fixed Rate Bond Classes
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    10         $8,327     $7,974      $8,015     $8,073     $8,129
    12          7,933      7,664       7,703      7,690      7,742
    14          7,570      7,374       7,412      7,338      7,388
    16          7,234      7,103       7,139      7,015      7,062
    18          6,921      6,848       6,883      6,716      6,761

                     Nonequity Residual Interest in CMOs
 Discount              with Variable Rate Bond Classes
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    14         $6,939     $5,725      $4,875     $5,667     $4,668
    16          6,606      5,498       4,684      5,410      4,458
    18          6,304      5,288       4,507      5,175      4,267
    20          6,030      5,094       4,344      4,959      4,092
    22          5,778      4,914       4,192      4,762      3,931
- ------------------------------------------------------------------

                   PRESENT VALUE OF INTEREST ONLY BONDS
                              (In thousands)

 Discount                Regular Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    10         $5,006      5,007       5,007      8,093      8,093
    12          4,802      4,802       4,802      7,570      7,570
    14          4,613      4,613       4,613      7,110      7,110
    16          4,439      4,439       4,439      6,701      6,701
    18          4,277      4,277       4,277      6,336      6,336

 Discount                Inverse Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    22         $9,434    $10,743      $8,521    $11,943     $8,782
    26          8,917     10,074       7,995     10,875      8,008
    30          8,454      9,479       7,531      9,982      7,362
    34          8,036      8,950       7,115      9,225      6,811
    38          7,658      8,477       6,744      8,575      6,342
- ------------------------------------------------------------------


Acquisition of Mortgage Instruments

     The Company has the power to purchase Mortgage Instruments from Mortgage Suppliers. Mortgage Instruments may be acquired subject to the liability represented by Structured Securities. In addition, Mortgage Instruments may be acquired with the intention of arranging for the subsequent issuance of Structured Securities secured thereby. Through December 31, 1993, the Company had not purchased Mortgage Instruments.

     The Mortgage Certificates acquired by the Company may consist of GNMA Certificates, FHLMC Certificates, FNMA Certificates and Other Mortgage Certificates. The Mortgage Loans including multi-family loans acquired by the Company may be originated by various lenders throughout the United States. Originators may include savings and loan associations, banks, mortgage bankers and other mortgage lenders. There are no limits upon the geographic concentration of Mortgage Loans to be acquired by the Company.

     The Company has the power to enter into commitments to purchase Mortgage Loans but has not done so. Such commitments would obligate the Company to purchase Mortgage Loans and the holder to sell such Mortgage Loans at a future date for a specific period of time at an established price, in a specific aggregate principal amount and bearing a specified interest rate. However, all loans would be fully funded prior to their acquisition by the Company. Following the issuance of commitments, the Company would be exposed to risks of interest rate fluctuations.

     The Company, with the approval of the Unaffiliated Directors, may enter into an agreement with the Manager, whereby the Company may participate in programs operated by the Manager for the pricing and acquisition of Mortgage Loans. If implemented, such a program is expected to enable the Manager to provide Mortgage Suppliers with periodic information concerning the prices and other characteristics, such as loan-to-value ratios, insurance features and the like, of Mortgage Loans that entities such as the Company are willing to acquire. The Company has not as of yet entered into such an agreement. The Company would not expect to purchase the servicing or excess servicing rights to any Mortgage Loans it acquires.

Issuance of Structured Securities

     CMOs.     To the extent consistent with its objective of generating
income from the net cash flows on its Mortgage Assets, the Company may issue, itself or through one or more Affiliated Issuers, various series of CMOs secured by collateral which may include Mortgage Instruments, debt service funds and reserve funds, insurance policies, servicing agreements and a master servicing agreement

     In June of 1989, the wholly-owned subsidiary of the Company issued a series of CMOs. See "Formation of Subsidiary" below. This was the only CMO that has been issued by the Company or an Affiliated Issuer.

     Other Mortgage-Backed Securities. Although the Company has not done so, it may cause to be issued directly or through trusts or corporate subsidiaries, other mortgage-backed securities if, in the determination of its Board of Directors, the issuance of such other securities is advantageous. In particular, mortgage pass-through certificates representing undivided interests in pools of Mortgage Loans formed by the Company could be utilized as a vehicle for raising funds. The issuance of mortgage pass-through certificates would be undertaken, however, only if the Board of Directors received an opinion of counsel or other satisfactory evidence that the issuance and sale of such securities would not cause the Company to fail to qualify for treatment as a REIT under the Code and that the income, if any, realized by the Company in connection with the issuance, sale, and holding of such securities would not constitute income from a prohibited transaction under the Code.

     Commercial Securitizations. The Company may issue Structured Securities which will be Commercial Securitizations. The general structure of these securities would be in what is normally called a senior/subordinated structure consisting of some senior debt securities rated investment grade, "AAA," "AA" and "A" and other lower-rated "BBB" and "BB" bonds, and unrated bonds. Generally the credit quality of any of these bonds relates to the subordination level of the bond or its priority to receive principal and interest from the mortgage collateral. Any such securitizations would be issued as REMIC Securities which will also involve a residual interest security. The Company might or might not retain an investment in any of the bonds or the residual interest security, however the Company expects to normally retain a first loss security from the issuance. The first loss bond is the most subordinated class of the multi-class issuance and is the first to bear the risk of default on the underlying collateral. Since there are generally fewer loans involved in the securitization and since the loans usually do not have any guarantee of payment of principal, the risk of loss on foreclosure is much greater. The Company believes that careful credit underwriting would help manage credit risk, although there can be no assurances in this regard.

     The Company may also acquire fee interest in or acquire or originate mortgage loans on, commercial real estate which, among other things, may be used as collateral for future securitizations.

     Master Servicing. In the event that an Affiliated Issuer issued a series of Structured Securities secured by Mortgage Instruments owned or financed by the Company (other than Mortgage Certificates issued or guaranteed by a governmental entity), the Company or such Affiliated Issuer generally would be required to enter into a master servicing agreement (the "Master Servicing Agreement") with respect to such series of Structured Securities with an entity acceptable to the rating agency that is rating such series of Structured Securities (the "Master Servicer"). The Master Servicer would receive for a series of Structured Securities a monthly administrative services fee which would be in an amount negotiated between the Company and the Master Servicer. Although it currently is not expected that the Manager or any of its Affiliates will act as Master Servicer for a series of Structured Securities, the Manager will work closely with the Master Servicer to ensure proper supervision of the services and to aid the Board of Directors in evaluating the performance of the Master Servicer and the servicers.

     Costs. Various expenses would be incurred in connection with issuances of Structured Securities, including legal and accounting fees, printing expenses, underwriters' compensation or other sales commissions, and expenses of registration or qualification under state and federal securities laws. If the Company did not issue the Structured Securities through a subsidiary or trust established by it, it is anticipated that the Company would not pay such costs directly, but would pay to the Affiliated Issuer an amount which would include such costs as well as any applicable fees.

     The possible strategy described above of issuing Structured Securities would be based upon the Company's current assessment of the demand for these securities, the cost of issuing the securities, the relative strength of issuers and other market participants active in such securities, rating agency requirements and other factors affecting the structure, cost, rating and benefits of such securities relative to each other and to other investment alternatives. The market for Structured Securities, and CMOs in particular, has developed rapidly within the past few years and continues to generate new structures, issuers, buyers and products. Developments in the market that affect the factors mentioned or that change the Company's assessment of the market for such securities may cause the Company to revise the financing strategy described herein. Any such revision in strategy would require the approval of the Board of Directors of the Company, including a majority of the Unaffiliated Directors.

Capital Resources

     The Company may seek to increase the amount of funds available for its activities through various types of debt financing. The Company may from time to time seek to obtain lines of credit from independent financial institutions. The Company also may raise funds through agreements pursuant to which the Company would sell Mortgage Assets for cash and simultaneously agree to repurchase them at a specified date for the same amount of cash plus an interest component ("Reverse Repurchase Agreements"), and through the issuance of commercial paper and other debt securities, other forms of borrowings and the issuance of additional equity securities. In general, the Company intends to make use of short-term borrowings to acquire funds for the purchase of Mortgage Assets when it is able to borrow at interest rates lower than the yields on the Mortgage Assets to be purchased with such funds. The Company anticipates that it may incur short-term borrowings in accumulating sufficient Mortgage Instruments to support the periodic issuance of Structured Securities. In such cases, the proceeds received from the issuance of any Structured Securities may be used to pay all or a portion of the Company's short-term borrowings. Short-term indebtedness would be expected to bear interest at variable rates.

     As of December 31, 1992 the Company had total borrowings of $17,957,000. Of these borrowings $2,551,000 was borrowed under two one year repurchase agreements with Kidder, Peabody & Co. The remaining $15,406,000 was borrowed under three different monthly repurchase agreements, $2,841,000 with The First Boston Corporation, $515,000 with Lehman Brothers Inc. and $12,050,000 with Bear, Stearns & Co., Inc. As of December 31, 1993 the Company's borrowings were reduced to $11,745,000. Of this amount, $696,000 was under a repurchase agreement with Kidder, Peabody & Co. and $11,049,000 under a repurchase agreement with Bear, Stearns & Co., Inc. The debt is collateralized by some of the Company's Residual Interests and IO Bonds. The weighted average interest rate on such borrowings at December 31, 1993 was 3.652%.

     Although the Company has no immediate plans for incurring intermediate-term or long-term borrowings, the Company may do so in the future. Any indebtedness incurred by the Company may be secured by the assets of the Company, including its Mortgage Assets.

     The Company's By-Laws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, the Company's aggregate indebtedness (other than liability represented by Structured Securities and any loans between the Company and its trusts or corporate subsidiaries), secured and unsecured, would exceed 100% of the Company's Average Invested Assets in the preceding calendar quarter, as calculated in accordance with generally accepted accounting principles, unless approved by a majority of the Unaffiliated Directors.

     The Company has 100,000,000 authorized shares of Common Stock. The Company may increase its capital resources by making additional offerings of Common Stock. Such offerings may result in a reduction of the net tangible book value per outstanding share and a reduction in the market price of the Company's Common Stock. The Company is unable to estimate the amount, timing or nature of such future sales of its Common Stock as such sales will depend on general market conditions and other factors.

     On December 5, 1991 the Board of Directors approved a Dividend Reinvestment and Share Purchase Plan which became effective on January 2, 1992. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital would be increased. During 1992 5,780 shares were issued under the Plan resulting in an increase to capital of $39,000. No new shares were issued under the Plan in 1993 as all required shares were purchased in the open market.

Operating Restrictions

     The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the "1940 Act"). Accordingly, the Company does not expect to be subject to the provisions of the 1940 Act, including those that prohibit certain transactions among affiliated parties. The 1940 Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under current interpretations of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Mortgage Loans, certain Mortgage Certificates and certain other qualifying interests in real estate. The Company's ownership of Residual Interests may therefore be limited by the 1940 Act. In addition, certain Mortgage Certificates may be treated as securities separate from the underlying Mortgage Loans and, thus, may not qualify as "mortgages and other liens on and interests in real estate" for purposes of the 55% requirement, unless such Mortgage Certificates represent all the certificates issued with respect to an underlying pool of mortgages. The Company's investment policies prohibit it from making any investments that would cause the Company to be an investment company within the meaning of the 1940 Act.

     Although the Company has no present intention to seek modification of its operating policies described herein, a majority of the Unaffiliated Directors may in the future conclude that it would be advantageous for the Company to do so and may modify such operating policies accordingly, without the consent of the stockholders.

Other Operating Strategies

     The Company has the power to originate Mortgage Loans, retain or purchase servicing or excess servicing rights or engage in other similar activities, but only to the extent consistent with its qualification as a REIT. The Company does not currently engage, nor does it expect to engage, in any such activities.

     The Company also has the power to acquire equity interests in improved real property. Although it does not presently own real property, the Company intends to acquire multi-family properties in the Western states with the approval of a majority of the Unaffiliated Directors. Acquisition of real property will only be incremental to the ownership of mortgage securities. Real property acquisitions will be opportunistic and will occur from time to time only when the potential for appreciation in value together with current cash flow yield provides a total return equal to the Company's investment in mortgage securities.

     To the extent consistent with the Company's qualification as a REIT, any Mortgage Assets held by the Company may be partially hedged so as to protect such funds from interest rate fluctuations. Generally, hedging is a technique used either to increase the liquidity or decrease the risk of an asset by guaranteeing, wholly or partially, the price at which the asset may be disposed of prior to its maturity. Certain of the tests that the Company must satisfy to qualify as a REIT, however, may significantly limit the Company's ability to hedge. See "Federal Income Tax Considerations". In times of volatile interest rates, the Company may be prevented from hedging its Mortgage Assets. The Company currently has no hedging agreements in place.

Formation of Subsidiary

     On October 21, 1988 TISMAC was incorporated for the purpose of issuing CMOs directly. TISMAC is a wholly-owned subsidiary of the Company. On
June 29, 1989, TISMAC issued $199,400,000 original aggregate principal amount of its Collateralized Mortgage Obligations, Series 1989-1, Classes A-
F. All of the Bond Classes in the CMO have 10% bond coupons and mature serially from March 2016 through July 1, 2019. The bonds are secured by $200,000,000 of GNMA I collateral with a stated pass through rate of 10%. The assets of TISMAC are not available to pay creditors of the Company.
The Company has undertaken to indemnify certain parties who have contracted with TISMAC against certain losses which they might sustain in carrying out their obligations.

Competition

     In purchasing Mortgage Assets, in acquiring and accumulating Mortgage Instruments and in issuing Structured Securities, the Company competes with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, other lenders, GNMA, FHLMC and FNMA and other entities purchasing Residual Interests, Mortgage Instruments and issuing Structured Securities, many of which have greater financial resources than the Company. Additionally, Structured Securities issued by the Company or any Affiliated Issuers will face competition from other investment opportunities available to prospective purchasers.

Employees

     The Company currently has no full time salaried employees who are employed directly by the Company. However, the Company reimburses the Manager for employment expenses of personnel performing certain functions as specified in the Management Agreement. The Manager currently employs seven employees who perform these specified functions on behalf of the Company. See "Management of Operations - Expenses".

                         Management of Operations

The Management Agreement

     The Company has entered into a Management Agreement with the Manager which is renewable annually. In June 1993 the Board of Directors renewed the Management Agreement through June 30, 1994. The Management Agreement may be terminated by the Company without cause at any time upon 60 days written notice by a majority vote of its Unaffiliated Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock and by the Manager upon 60 days' written notice.

     Under the Management Agreement the Manager, in accordance with investment criteria established by the Company's Board of Directors, including a majority of the Unaffiliated Directors, arranges for the acquisition of Mortgage Assets for the Company, arranges for the issuance and administration of Structured Securities, monitors the performance of the Company's Mortgage Assets and provides certain administrative and overall managerial services necessary for the operation of the Company. For performing these services, the Manager receives (i) a base management fee, payable quarterly, in an amount equal to 3/8 of 1% per annum of the Company's Average Invested Assets and (ii) incentive compensation, payable quarterly, in an amount equal to 25% of the amount by which the Company's annualized Return on Equity for the quarter exceeds the Ten Year U.S. Treasury Rate for the quarter plus one percentage point. The base management fee may be deferred in any year if certain expenses of the Company exceed specified percentages of the Company's Average Invested Assets or Net Income for that year.

     In order to compensate the Manager for certain administrative functions that the Manager performs with respect to each Residual Interest which is projected to have cash flows in excess of $40,000 in the following year purchased by the Company for which neither the Manager nor an Affiliate acts as bond administrator, the Company pays the Manager a fee equal to $10,000 for each year or fraction thereof that the Company holds such Residual Interest. The Company also pays the Manager certain bond issuance and administration fees when it acts in the capacity of bond administrator in connection with the issuance and administration of Structured Securities issued by or on behalf of the Company. Such fees are comparable to those that the Company would pay unrelated entities.

Expenses

     The Company reimburses the Manager for certain expenses incurred by the Manager on the Company's behalf, including rent, telephone, utilities, office furniture, equipment and machinery, computers, and computer services, as well as expenses relating to accounting, bookkeeping and related administrative functions (including the employment expenses of any persons performing these functions), and fees and expenses of agents and employees employed directly by the Company or by the Manager at the Company's expense.

     The Manager is required to reimburse the Company to the extent that certain of such expenses exceed the greater of 2% of the Average Invested Assets of the Company or 25% of the Company's Net Income for the year ("Excess Expenses"). Excess Expenses are paid by the Manager up to the amount of the base fee, unless the Unaffiliated Directors determine that, based upon unusual or non-recurring factors, a higher level of expenses is justified for such fiscal year. Excess Expenses paid by the Manager may be recovered by the Manager, without interest, in succeeding years to the extent that expenses in succeeding years are below the limitation of expenses. Expense reimbursement is made quarterly, subject to adjustment at the end of each year. Except as set forth above, the Manager is required to pay employment expenses of its personnel, rent, telephone, utilities, other office expenses, certain travel and miscellaneous administrative expenses of the Manager and, if the Manager or an affiliate of the Manager serves as bond administrator for a series of Structured Securities issued by or on behalf of the Company, all expenses incurred by the Manager in performing administrative services in connection with the issuance and administration of such series of Structured Securities.

     If the Company participates in programs operated by the Manager for the pricing and acquisition of Mortgage Loans, the Company will pay the Manager a fixed expense allowance in an amount which shall be determined by a majority of the Unaffiliated Directors, and which shall be subject to adjustment every six months upon approval by a majority of such Unaffiliated Directors. The amount of such allowance would not be subject to the expense limitation described above.

                       Federal Income Tax Considerations

General

     If the Company satisfies certain tests with respect to the nature of its income, assets, management, share ownership and the amount of its distributions, and elects to be so treated, it will qualify as a real estate investment trust ("REIT") for federal income tax purposes. The Company satisfied such tests and elected to be treated as a REIT on its tax return for the year ended December 31, 1988. The Company has satisfied such tests in all subsequent years and intends to satisfy this test in future years. As a REIT, the Company generally will not be subject to tax at the corporate level on its net income to the extent that it distributes cash in the amount of such net income to its stockholders. See "Taxation of the Company." Generally, those distributions will constitute dividends to the stockholders and will be taxable as ordinary income to the extent of the Company's earnings and profits. It is expected that distributions made by the Company will be made out of earnings and profits.

     The failure of the Company to be treated as a REIT for any taxable year would materially and adversely affect the stockholders since the Company would be taxed as a corporation. Accordingly, the taxable income of the Company (computed without any deduction for distributions to stockholders) would be taxed to the Company at corporate rates (currently up to 34%), and the Company would be subject to any applicable minimum tax. Additionally, dividends to the stockholders would be treated as ordinary income to the extent of the Company's earnings and profits. As a result of the "double taxation" (i.e. taxation at the corporate level and subsequently at the stockholder level when earnings are distributed) the dividends to the stockholders would decrease substantially, because a large portion of the cash otherwise available for distribution to stockholders would be used to pay taxes. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

Qualification of the Company as a REIT

General

     In order to qualify as a REIT for federal income tax purposes, the Company must elect to be so treated and must satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions, and the ownership of the Company. The following is a discussion of those tests.

Sources of Income

     The Company must satisfy three separate income tests for each taxable year with respect to which it intends to qualify as a REIT: (i) the 75% income test, (ii) the 95% income test, and (iii) the 30% income test.
Under the first test, at least 75% of the Company's gross income for the taxable year must be derived from certain qualifying real estate related sources. Income that qualifies under the 75% test includes (a) interest on obligations secured by mortgages on real property or on interests in real property (including, generally, income from regular and residual interests in REMICs), (b) dividends from other REITs, and (c) gain from the sale or other disposition of real property (including interests in real property and interests in mortgages on real property) that is not "dealer property" (i.e. property that is stock in trade, inventory, or property held primarily for sale to customers in the ordinary course of business), (d) income from the operation, and gain from the sale, of property acquired at or in lieu of a foreclosure of a mortgage ("foreclosure property") , (e) commitment fees related to mortgage loans, and (f) income attributable to the temporary investment of the Company's capital proceeds (excluding amounts received pursuant to a dividend reinvestment program) in stock or debt instruments, if such income is received or accrued during the one-year period beginning on the date of receipt of the capital proceeds ("qualified temporary investment income").

     In addition to meeting the 75% income test, at least 95% of the Company's gross income for the taxable year must be derived from items of income that either qualify under the 75% test or are from certain other types of passive investments. This is referred to as the 95% income test. Income that satisfies the 95% income test includes income from dividends, interest and gains from the sale or disposition of stock or other securities, other than stock or other securities that are dealer property.

     Finally, the 30% income test requires that the Company derive less than 30% of its gross income for the taxable year from the sale or other disposition of (1) real property, including interests in real property and interests in mortgages on real property, held for less than four years, other than foreclosure property or property involuntarily converted through destruction, condemnation or similar events, (2) stock or securities held for less than one year, and (3) property in "prohibited transactions." A prohibited transaction is a sale or other disposition of property that is stock in trade, inventory, or property held for sale to customers in the ordinary course of business, other than foreclosure property or a real estate asset held for at least four years, if certain other conditions are satisfied.

     If the Company inadvertently fails to satisfy either the 75% income test or the 95% income test, or both, and if the Company's failure to satisfy either or both tests is due to reasonable cause and not willful neglect, the Company may avoid loss of REIT status by satisfying certain reporting requirements and paying a tax generally equal to 100% of any excess nonqualifying income. There is no comparable safeguard that could protect against REIT disqualification as result of the Company's failure to satisfy the 30% income test.

     The Company anticipates that its gross income will continue to consist principally of interest and gains on Mortgage Assets and income from short-term reinvestments and hedging transactions. The composition and sources of the Company's income allowed the Company to satisfy the income tests for all fiscal years through December 31, 1993 and should allow the Company to satisfy the income tests during each year of its existence. If, however, the Company causes issuances of interests in REMICs or issuances of certificates representing certain equity interests in Mortgage Instruments (such as pass-through certificates), the Company could recognize income or gain that, if excessive, could result in the Company's failure to meet the 30% income test or, if from transactions in which the Company is deemed to be a dealer, could be subject to the 100% tax on prohibited transactions. See "Taxation of the Company." This effectively limits both the Company's ability to issue REMIC securities directly or through wholly owned subsidiaries and its ability to issue such securities indirectly through issuance of Funding Notes to Affiliated Issuers. See " Issuance of Structured Securities - CMOs." Further, certain short-term reinvestments may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test, and certain hedging transactions could give rise to income that, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy the 30% income test. In addition, income from Structured Securities which do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made (e.g. CMOs) may not qualify under the 75% income test. The Company intends to monitor its reinvestments and hedging transactions closely to avoid disqualification as a REIT.

Nature and Diversification of Assets

     At the end of each quarter of the Company's taxable year, at least 75% of the value of the Company's assets must be cash and cash items (including receivables), "government securities" and "real estate assets." Real estate assets include real property, Mortgage Loans, Mortgage Certificates, equity interest in other REITs, any stock or debt instrument for so long as the income therefrom is qualified temporary investment income (as described below) and, subject to certain limitations, interests in REMICs.
Structured Securities that do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made may not qualify as real estate assets. The balance of the Company's assets may be invested without restriction, except that holdings of the securities of any non-governmental issuer (other than a REIT or qualified REIT subsidiary) may not exceed 5% of the value of the Company's assets or 10% of the outstanding voting securities of that issuer. Securities that are qualifying assets for purposes of the 75% asset test will not be treated as securities for purposes of the 5% and 10% asset tests.

     If a REIT receives "new capital," stock or debt instruments purchased with such new capital are treated as real estate assets for purposes of the 75% asset test (described above) during the one-year period beginning on the date the REIT receives such new capital. New capital is defined as any amount received by a REIT in exchange for its stock (other than amounts received pursuant to a dividend reinvestment plan) or received in a public offering of its debt obligations having maturities of at least five years.

     The Company anticipates that its assets will continue to consist principally of (i) ownership interests in Mortgage Instruments (including undivided ownership interests in Mortgage Instruments), (ii) interests in REMICs, (iii) interests in other REITs, (iv) stock or debt instruments that generate qualified temporary investment income, (v) cash and (vi) certain short-term investments and reinvestments. The Company believes that such asset holdings will allow it to satisfy the assets tests necessary to qualify as a REIT, and the Company intends to monitor its activities to attempt to assure satisfaction of such tests.

     If the Company fails to satisfy the 75% asset test at the end of any quarter of its taxable year as a result of its acquisition of securities or other property during that quarter, the failure can be cured by a disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. The Company intends to maintain adequate records of the value of its assets and take such action as may be required to cure any failure to satisfy the 75% asset test within 30 days after the close of any quarter. The Company may not be able to cure any failure to satisfy the 75% asset test, however, if assets that the Company believes are qualifying assets for purposes of the 75% asset test are later determined to be nonqualifying assets.

     REITs are permitted to hold assets in wholly owned subsidiaries ("Qualified REIT Subsidiaries"). A subsidiary of a REIT is a Qualified REIT Subsidiary if 100% of its stock is owned by the REIT at all times during the period such subsidiary is in existence. A Qualified REIT Subsidiary is not treated as a separate corporate entity for federal income tax purposes, but rather, together with its parent REIT, is treated as a single taxpayer. Accordingly, all of the assets, liabilities and items of income, deduction and credit of a Qualified REIT Subsidiary are treated as the assets, liabilities, and items of income, deduction and credit of the parent REIT for federal income tax purposes and, in particular, for purposes of satisfying the applicable Code provisions for qualification as a REIT. The Company's wholly owned subsidiary, TISMAC, is a Qualified REIT Subsidiary.

Distributions

     The Company must distribute as dividends to its stockholders for each taxable year an amount at least equal to (i) 95% of its "REIT taxable income" as defined below (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any excess non-cash income (as determined under the Code).

     Generally, a distribution must be made in the taxable year to which it relates. A portion of the required distribution, however, may be made in the following year (i) if the dividend is declared in October, November or December of any year, is payable to shareholders of record on a specified date in such a month, and is actually paid before February 1 of the following year; or (ii) if the dividend is declared before the date on which the Company's tax return for the taxable year is due to be filed (including extensions) and is paid on or before the first regular dividend payment date after such declaration. Further, if the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax returns by the IRS, the Company may, if the deficiency is not due to fraud with intent to evade tax or a willful failure to file a timely tax return, retroactively cure the failure by paying a deficiency dividend (plus interest).

     The Code imposes a non-deductible 4% excise tax on REITs to the extent that the "distributed amount" with respect to a particular calendar year is less than the sum of (i) 85% of the REITs taxable income (computed pursuant to Section 857(b)(2) of the Code, but before the dividends paid deduction and excluding capital gain or loss) for such calendar year, (ii) 95% of the REIT's capital gain net income (i.e. the excess of capital gains over capital losses) for such calendar year, and (iii) the excess, if any, of the "grossed up required distribution" (as defined in Section 4981(b)(3) of the Code) for the preceding calendar year over the distributed amount for such preceding year. For purposes of the excise tax provision, the "distributed amount" with respect to any calendar year is the sum of (i) the deduction for dividends paid during such calendar year (excluding dividends paid after the close of the taxable year under Section 858 of the Code but including dividends declared in October, November or December and paid in January, as described above), (ii) amounts on which the REIT is required to pay corporate tax and (iii) the excess, if any, of the distributed amount for the preceding year over the "grossed up required distribution" for such preceding taxable year. The paid excise tax of $38,051 for calendar year 1992 and $2,009 for 1993.

     The Company intends to make distributions to its stockholders on a basis that will allow the Company to satisfy both the 95% distribution requirement and the excise tax distribution requirement. Certain factors inherent in the structure of certain mortgage-backed securities (particularly CMOs) and the federal income tax rules for calculating income of Mortgage Assets may cause the Company to realize taxable income in excess of net cash flows in certain years. The Company intends to monitor closely the interrelationship between its pre-distribution taxable income and its cash flow and intends to borrow funds or liquidate investments in order to overcome any cash flow shortfalls if necessary to satisfy the distribution requirement.

Ownership of the Company

     Shares of the Company's Common Stock must be beneficially owned by a minimum of 100 persons for at least 335 days in each full taxable year (or a proportionate part of any short taxable year) after the Company's first taxable year. Further, at no time during the second half of any taxable year after the Company's first taxable year may more than 50% of the Company's shares be owned, actually or constructively, by five or fewer individuals (including pension funds except under certain circumstances, and certain other types of tax exempt entities). The Company's Articles of Incorporation contain repurchase provisions and transfer restrictions designed to prevent violation of the latter requirement. To evidence compliance with these requirements, the Company is required to maintain records that disclose the actual ownership of its outstanding shares. Each year, in order to satisfy that requirement, the Company will demand written statements from record holders owning designated percentages of Common Stock disclosing, among other things, the identities of the actual owners of such shares.

Taxation of the Company

     For any taxable year in which the Company qualifies and elects to be treated as a REIT under the Code, the Company will be taxed at regular corporate rates (or, if less, at alternative rates in any taxable year in which the Company has an undistributed net capital gain) on its real estate investment trust taxable income ("REIT Taxable Income"). REIT Taxable Income is computed by making certain adjustments to a REIT's taxable income as computed for regular corporations. Significantly, dividends paid by a REIT to its stockholders with respect to a taxable year are deducted to the extent such dividends are not attributable to net income from foreclosure property. Thus, in any year in which the Company qualifies and elects to be treated as a REIT, it generally will not be subject to federal income tax on that portion of its taxable income that is distributed to its stockholders in or with respect to that year. In computing REIT Taxable Income, taxable income also is adjusted by (i) disallowing any corporate deduction for dividends received, (ii) disregarding any tax otherwise applicable as a result of a change of accounting period, (iii) excluding the net income from foreclosure property, (iv) deducting any tax resulting from the REIT's failure to satisfy either of the 75% of 95% income tests, and (v) excluding net income from prohibited transactions.

     Regardless of distributions to stockholders, the Company will be subject to a tax at the highest corporate rate on its net income from foreclosure property, a 100% tax on its net income from prohibited transactions, and a 100% tax on the greater of the amount by which it fails either the 75% income test or the 95% income test, less associated expenses, if the failure to satisfy either or both of such tests does not cause the REIT to fail to qualify as such. See "Qualification of the Company as a REIT." In addition, as described above, the Company will be subject to a 4% excise tax for any taxable year in which, and on the amount by which, distributions made by the Company fail to equal or exceed a certain amount determined with reference to its REIT Taxable Income. See "Qualification of the Company as a REIT - Distributions" above. The Company is also subject to the alternative minimum tax, which is determined for REITs with reference to REIT Taxable Income as increased by tax preferences. The Company does not expect to have significant amounts of tax preference items. Accordingly, the Company anticipates that its federal tax liabilities, if any, will be minimal.

     California Franchise tax regulations regarding REIT qualification currently conform to Federal income tax regulations. There is no assurance that this will continue in the future and, if state regulations do not conform to Federal regulations in the future, there is a possibility that the Company might be liable for state income taxes.

     The Company uses the calendar year both for tax and financial reporting purposes. Due to the differences between tax accounting rules and generally accepted accounting principles, the Company's REIT Taxable Income may vary from its net income for financial reporting purposes.

Item 2.  Properties.

     The principal executive offices of the Company and the Manager are located at 655 Montgomery Street, Suite 800, San Francisco, California 94111, telephone (415) 393-8000. The offices are leased for a period of three years, ending on February 28, 1996, by the Manager of the Company. The Manager is reimbursed by the Company for a portion of the rent based on the percentage of spaced used by personnel who provide accounting and administration services to the Company.

Item 3.  Legal Proceedings.

     At March 31, 1994, there were no material pending legal proceedings (within the meaning of the Form 10-K instructions) to which the Company or its subsidiary is a party or to which any of their respective property was subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters.

     The Company's Common Stock is listed on both the New York Stock Exchange and the Pacific Stock Exchange under the symbol "TIS." The high and low closing sales prices of shares of the Common Stock on the New York Stock Exchange for the periods indicated were as follows:

                                                    High        Low
                                                    ----        ----
1992
 First Quarter                                       8-1/2     7
 Second Quarter                                      7-5/8     6-5/8
 Third Quarter                                       6-7/8     3-1/4
 Fourth Quarter                                      4-1/4     2-7/8
1993
 First Quarter                                       3-3/4     2-3/4
 Second Quarter                                      3-3/8     2-3/8
 Third Quarter                                       2-5/8        2
 Fourth Quarter                                      2-1/8     1-1/2
1994
 First Quarter (through March 22, 1994)              2         1-1/2
- ----------------------------------------------------------------------


     On March 22, 1994, the closing sales price of the shares of Common Stock on the New York Stock Exchange was 1-5/8. On that date the Company had outstanding 8,105,880 shares of Common Stock which were held by 1,026 stockholders of record and the total number of beneficial shareholders was approximately 8,000.

     In order to maintain its qualification as a REIT under the Code for any taxable year, the Company, among other things, must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT taxable income (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code less (iii) any excess non-cash income (as determined under the Code). The Company intends that the cash dividends paid each year to its stockholders will equal or exceed the Company's taxable income generated from operations. The following table details the dividends declared and/or paid for the Company's two most recent fiscal years.

- ----------------------------------------------------------------------------------------
Applicable                        Date    Amount              Record             Payable
Quarter                       Declared  Declared                Date                Date
- ----------------------------------------------------------------------------------------
March 31, 1992           March 4, 1992     $0.28      March 31, 1992      April 15, 1992
June 30, 1992             June 4, 1992     $0.23       June 30, 1992       July 15, 1992
September 30, 1992   September 3, 1992     $0.05  September 30, 1992    October 15, 1992
December 31, 1992     December 3, 1992     $0.05     January 4, 1993    January 18, 1993
March 31, 1993           March 2, 1993     $0.05      March 31, 1993      April 15, 1993
June 30, 1993             June 8, 1993     $0.05       June 30, 1993       July 15, 1993
September 30, 1993     August 31, 1993     $0.05  September 30, 1993    October 15, 1993
December 31, 1993   September 15, 1993     $0.05   December 15, 1993   December 31, 1993
- ----------------------------------------------------------------------------------------

     The Board of Directors, at its regular meeting on March 1, 1994, suspended the regular quarterly dividend payment for the first quarter of 1994. The actual amount and timing of future dividend payments will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

     Subject to the distribution requirements to maintain REIT qualification, the Company intends, to the extent practicable, to invest substantially all of the principal from repayments, sales and refinancings of the Company's Mortgage Instruments in other Mortgage Assets. The Company may, however, under extraordinary circumstances, make a distribution of principal. Such distributions, if any, will be made at the discretion of the Company's Board of Directors.

     It is anticipated that dividends generally will be taxable as ordinary income to stockholders of the Company (including, in some cases, stockholders that would otherwise be exempt from tax under the Code), although a portion of such dividends may be designated by the Company as capital gain or may constitute a return of capital. Such dividends received by stockholders of the Company will not be eligible for the dividends-received deduction so long as the Company qualifies as a REIT. The Company will furnish annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gain.

     Substantially all of the REIT Taxable Income of the Company is, and is expected to continue to be, derived from the Company's Mortgage Assets. Such income is increased by non-cash credits from, among other things, the accretion of market discount on the Mortgage Certificates pledged as collateral for Bonds and is decreased by non-cash expenses, including, among other things, the amortization of the issuance costs of Bonds, market premium on the Mortgage Certificates pledged as collateral for Bonds and the accretion of original issue discount on certain Bond Classes of Bonds. In certain instances, the REIT Taxable Income of the Company for federal income tax purposes may differ from its net income for financial reporting purposes principally as a result of the different methods used to determine the effect and timing of recognition of such non-cash credits and expenses.

     As a result of the requirement that the Company distribute to its stockholders an amount equal to substantially all of its REIT Taxable Income in order to qualify as a REIT, the Company may be required to distribute a portion of its working capital to its stockholders or borrow funds to make required distributions in years in which on a tax basis the "non-cash" items of income (such as those resulting from the accretion of market discount on the assets owned by the Company) exceed the Company's "non-cash" expenses. In the event that the Company is unable to pay dividends equal to substantially all of its REIT Taxable Income, it will not continue to qualify as a REIT.

Item 6.  Selected Financial Data

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing in sections of this Annual Report on Form 10-K. The data as of December 31, 1993, 1992 and 1991 and for the years ended December 31, 1993, 1992 and 1991 has been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)
- -------------------------------------------------------------------------------------------------------
                                                              Years Ended December 31,
                                             ----------------------------------------------------------
                                                   1993       1992        1991        1990        1989
                                             ----------------------------------------------------------
Statement of Income Data
Income
 Interest Income on Mortgage Certificates       $36,873    $54,337     $64,307     $69,467     $64,475
 Interest Income on Residual Interests              186      2,001      10,248       7,924       7,404
 Income from PO Bonds                                 0        107          15           0           0
 Income from IO Bonds                             1,997      1,983           0           0           0
 Interest on Short-term Investments                 179        400         539         872         737
 Gain on Sales of Assets                              0      1,391           0           0         451
 Other Income                                        89        123         154         177         201
 Total Income                                    39,324     60,342      75,263      78,440      73,268
Expenses
 Interest Expense on CMOs                        38,323     52,747      61,909      66,540      60,881
 Interest Expense on Short-term Debt                568        781         284         163         316
 Write-downs of Mortgage Assets                  12,388     25,047           0           0           0
 Amortization of Deferred Bond
     Issuance Costs                               1,857      1,638         741         455         650
 Operating and Management Expenses                1,920      1,624       2,949       3,189       2,978
 Total Expenses                                  55,056     81,837      65,883      70,347      64,825

Minority Interest                                  (172)      (108)        215         329         440

Income (Loss) Before Cumulative Effect
 of Change in Accounting for Real
 Estate Investments                             (15,560)   (21,387)      9,165       7,764       8,003

Cumulative Effect of Change in
 Accounting for Real Estate Investments          (9,879)         0           0           0           0

Net Income (Loss)                              ($25,439)  ($21,387)     $9,165      $7,764      $8,003

Net Income (Loss) per Share
 Before Cumulative Effect of Change in
 Accounting for Real Estate Investments          ($1.92)    ($2.64)      $1.13       $0.96       $0.99
 Cumulative Effect of Change in
 Accounting for Real Estate Investments           (1.22)      0.00        0.00        0.00        0.00

Net Income (Loss)                                ($3.14)    ($2.64)      $1.13       $0.96       $0.99
Dividends Declared per Share                      $0.20      $0.61       $1.34       $1.28       $1.22
Weighted Average Shares Outstanding               8,106      8,103       8,100       8,100       8,100

- -------------------------------------------------------------------------------------------------------

Selected Financial Data (Continued)

 (In thousands)                                                December 31
                                        ----------------------------------------------------------
                                             1993        1992        1991        1990        1989
                                        ----------------------------------------------------------
Balance Sheet Data
 Mortgage Certificates, net              $250,015    $460,438    $643,176    $712,158    $766,084
 Residual Interests                        11,919      22,648      59,646      56,950      60,737
 PO Bonds                                       0           0       4,796           0           0
 IO Bonds                                  12,212      26,614           0           0           0
 Total Assets                             300,190     545,645     735,835     797,892     862,908
 Total Liabilities                        284,410     502,881     666,628     727,009     789,344
 Minority Interest                              0       1,275       1,428       1,415       1,492
 Total Shareholders' Equity                15,780      41,489      67,779      69,468      72,072

- --------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company commenced operations on August 26, 1988 in connection with its initial public offering of 8,100,000 shares of Common Stock.

Investment Activities

     During 1993 the Company reinvested $4,069,000 in IO Bonds and $340,000 in Residual Interests and reduced its short-term borrowing by $6,212,000. The funds came from operating activities and the principal returned to the Company from its investments. The Company continually reviews the composition of its portfolio and analyzes potential investments as additions to the portfolio. The Company reinvests the principal portion of its cash flow as soon as it finds suitable investments. The following table illustrates the Company's cash receipts, disbursements and reinvestments for the last four years.

CASH FLOW ANALYSIS
(In thousands)                              1993        1992        1991         1990
- --------------------------------------------------------------------------------------
Beginning Cash Balance                      $903      $1,902      $5,892      $10,659
Cash Received:
 Investments                              16,111      20,949      18,365       15,362
 Short-term Investments                        0       1,835           0            0
 Sale of Investment                            0       6,008           0            0
 Increase to Borrowings                        0      10,826       7,131            0
Cash Disbursements:
 Cash Expenses                             (3,687)    (2,566)     (2,609)      (2,125)
 Dividends                                 (2,026)    (7,291)    (10,692)     (10,368)
 Short-term Investments                        0           0      (1,835)           0
 Reinvestments                             (4,409)   (30,760)    (14,350)      (2,626)
 Decrease to Borrowings                    (6,212)         0           0       (5,000)
- --------------------------------------------------------------------------------------
Ending Cash Balance                         $680        $903      $1,902       $5,892
- --------------------------------------------------------------------------------------

     The Company increased the level of reinvestments substantially in 1992 over 1991 and 1990 levels due to a combination of the following: (1) the higher prepayments did not reduce the 1992 cash flows but instead caused most of the $20,949,000 cash flows from investments to be considered a return of investment - therefore, the Company had more cash to reinvest,
(2) the drop in short term rates, and the resulting difference between long and short term rates, made it prudent for the Company to be as fully invested in longer term assets as was practical, (3) the funds from the sale of PO Bonds were available for reinvestment and (4) the Company wanted to replace some of the assets which had been written down.

     Since the middle of 1991 the Company has reinvested its cash flows into PO and IO Bonds, including Inverse IO Bonds. This is because issuers of CMOs have been able to reallocate the economics formerly found only in Residual Interests to some of the other CMO tranches. In addition, most new Residual Interests are noneconomic and would not provide the investment attributes previously found in Residual Interests and now found in a variety of PO and IO Bonds. See "Effect of Interest and Prepayment Rates on Net Income" below for further detail on the investment characteristics of PO and IO Bonds as compared to Residual Interests.

     In 1993 the Company purchased two Inverse IO Bonds for $4,069,000 and purchased for $340,000 all of the outstanding minority interest in an Equity Residual and minority interests in two other Equity Residuals. Based on current projections of return of investment from its portfolio, the Company expects to generate cash flows of $600,000 to $1,000,000 in each month of 1994 either for reinvestment or to be used to reduce borrowings. The Company continually reviews mortgage-related assets available for purchase and plans to acquire additional mortgage-related assets when they complement the current portfolio.

Accounting Change

     In May 1993 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). SFAS No. 115 requires the Company to classify its investments into one of three categories: held-to-maturity, available-for-sale, or trading. Investments in debt securities shall be classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold those securities to maturity.

     SFAS No. 115 requires certain investments in debt and equity securities that are classified as available-for-sale to be carried at fair value with any net unrealized gain or less excluded from earnings and reported as a separate component of shareholders' equity.

     Furthermore SFAS No. 115 requires that investments classified as held-to-maturity or available-for-sale be written down to fair value as a realized loss if the fair value of an investment is less than its carrying value and the decline is determined to be "other than temporary". The Emerging Issues Task Force ("EITF") of the FASB reached a consensus (EITF 93-18) in March 1994 as to the definition of "other than temporary". The EITF concluded that if the projected yield on the carrying value of an investment is less than a risk free rate, the decline in value is considered to be other than temporary and the investment is written down to its fair value as the new cost basis. The amount of the write down, if any, is included in current earnings (i.e. accounted for as a realized loss). Prior to SFAS No. 115 and EITF 93-18 the Company wrote down its mortgage related assets only when the undiscounted future estimated cash flows were less than the carrying value in accordance with EITF 89-4.

     SFAS No. 115 is effective for years beginning after December 15, 1993, however an enterprise is permitted to apply this statement effective in the fourth quarter of 1993. Prior years' financial statements are not permitted to be restated. The Company has elected to adopt SFAS No. 115 in the fourth quarter of 1993.

     The Company is not in the business of trading its real estate investments, however, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. As such, the Company does not meet the stringent requirements of SFAS No. 115 related to classifying its real estate investments as held-to-maturity and, therefore, has classified all of its real estate investments as available-for-sale.

     The Company recognized a $9,879,000 charge to earnings in 1993 from the cumulative effect at December 31, 1993 of adopting the new standard for assets which meet the definition of other than temporary impairment. For assets which do not meet the definition of other than temporary impairment and for assets where the fair value exceeds amortized cost, the Company has recorded, as a cumulative effect of change in accounting for investments, a net unrealized gain of $1,351,000 directly to equity as prescribed by SFAS No. 115 for assets classified as available-for-sale. Prior years' consolidated financial statements were not permitted to be restated.

Results of Operations

     The Company had a net loss for the year ended December 31, 1993 of $25,439,000, or $3.14 per share. This loss includes $9,879,000, or $1.22 per share, as the cumulative effect of a change in accounting for real estate investments occasioned by the Company's decision to adopt SFAS No. 115 as of its fiscal year ended December 31, 1993. Additionally, the 1993 net loss includes write-downs of mortgage assets of $12,388,000. This compares to a net loss for the year ended December 31, 1992 of $21,387,000, or $2.64 per share. The 1992 net loss included write-downs of mortgage assets of $25,047,000. For the year ended December 31, 1991 the Company had a net profit of $9,165,000. There were no write-downs of mortgage assets in 1991. The Company declared dividends totaling $1,621,000 for 1993, or $0.20 per share as compared to $4,942,000 for 1992, or $0.61 per share. 1991 dividends declared totaled $10,854,000, or $1.34 per share. The Company's 1991 dividends were based on the estimated taxable income for that years. The Company's first and second quarter 1992 dividends were based on the Company's best estimate of taxable income for 1992 at the time the dividends were declared. When it became apparent that the Company might have a taxable loss for the year, the dividend was lowered to $0.05 per share. The Company also anticipated a taxable loss for 1993 and retained its quarterly dividend policy of $0.05 per share throughout the year.

1993 Compared to 1992

     The increases in both actual mortgage prepayments and the forecasted level of future prepayments which gave rise to substantial write downs of mortgage-related assets commencing in mid-1992 continued throughout 1993. As a result, the Company sustained a net loss before the cumulative effect of the change in accounting for real estate investments of $15,560,000 or $1.92 per share. This compares to a net loss of $21,387,000 or $2.64 per share in 1992. Write downs in 1993 totaled $12,388,000 as compared to $25,047,000 in 1992. The carrying values of these assets were adjusted so that their book values at the end of each quarter equaled the sum of their projected future cash flows based on an assumed continuation of the high prepayment speeds. The projected increase in future prepayments shortened the anticipated future life of the investments and therefore reduced their existing values. The higher prepayments also caused lower income on some of the Company's mortgage-related assets which did not require downward adjustments.

     Net interest margin (interest income from mortgage certificates net of interest expense on CMOs) declined from $1,590,000 in 1992 to a net interest expense of $1,450,000 in 1993 because of the retirement of some of the lower coupon bonds leaving primarily bonds which bear an interest rate equal to or close to the mortgage rate. Net interest margin was also adversely impacted by changes in non-cash expenses related to the mortgages and bonds such as an increase in total amortization of bond issuance costs and discount on mortgage certificates and CMOs from $1,566,000 in 1992 to $3,016,000 in 1993.

     Interest expense on repurchase agreements decreased from $781,000 in 1992 to $568,000 in 1993 because of the lower average interest rate in 1993 as well as the decreased level of short-term borrowings. Management and residual interest administration fees declined in 1993 because of the decreased level of average invested assets arising from the write downs of mortgage-related assets. In 1993 the Company incurred management fees of $179,000 and Residual Interest Administration Fees of $110,000 as compared to management fees of $276,000 and Residual Interest Administration Fees of $100,000 in 1992. General and administrative expense in 1993 was $431,000 greater than in 1992 because of increased accounting fees related to tax matters, the employment of outside consultants to aid in the development of future investment strategies for the Company, increased franchise and excise taxes and increases in overhead expenses..

1992 Compared to 1991

     There was a large net loss in 1992 as compared to net income in 1991 due to substantial increases in both actual mortgage prepayments and the forecast level of future prepayments. This resulted in downward adjustments in the carrying value on some of the Company's mortgage-related assets totaling $25,047,000.

     The downward adjustments were partially offset by gains of $1,391,000 on the sale of PO Bonds. The Company is normally not in the business of selling its mortgage-related assets and purchases its assets with the intention of holding them to term. However, due to a significant rise in estimated future prepayment speeds early in 1992, the Company decided to sell its PO Bonds, which trade on a discounted basis, at prices which were close to par. The Company felt it was prudent to lock in these cash flows which, if prepayments speeds stayed high, would have been received anyway in the near future but which, if prepayment speeds had dropped, would have taken a number of years to receive.

     Interest expense on repurchase agreements increased from $284,000 in 1991 to $781,000 in 1992 due to the increased level of short-term borrowings. The Company's other expenses, including management fees, declined in 1992 because the Company had no 1992 taxable income. A major portion of the management fee is an incentive fee which is based on the Company's taxable earnings. The Company reimburses the Manager for compensation paid to employees who perform certain services for the Company. The Company also pays a bonus to these employees based on the Company's taxable earnings. Since the Company had no taxable income in 1992 it incurred neither management incentive fees nor bonuses. In 1992, the Company incurred management fees of $276,000 and Residual Interest Administration Fees of $100,000 as compared to management fees of $1,180,000 and Residual Interest Administration Fees of $160,000 in 1991. The Company incurred $129,000 in bonuses in 1991.

Outlook

     The high level of prepayments resulted from a significant decline in mortgage interest rates throughout 1992 and 1993. The Company used the Dealer Prepayment Estimates Average ("DPEA") as estimated by several dealers in mortgage-related assets as of the end of each quarter to estimate future prepayments. The Company's write downs have been caused by an increase in the level of actual and projected future prepayments. These write downs reflect a reduction in the expected return over time from the Company's assets. If mortgage rates continue to decline, and this causes prepayments to increase over 1992 and 1993 levels, the Company will continue to have additional write downs. Mortgage rates have increased in the first three months of 1994 and it is not known if they will continue to increase. If prepayments stabilize or decline, the Company's income should begin to recover, in part from elimination of or decreases in write downs as well as from additional revenue from new assets.

     The Company has generated significant tax loss carryforwards from losses experienced over the last two years. The Company has continued to generate cash flows from its mortgage assets and it is expected that in the future, to a large degree, these cash flows will represent a return of investment principal to the Company and not taxable income required to be distributed as dividends to stockholders. The Company has been seeking suitable new investments in Commercial Securitizations which would generate cash flows for additional reinvestment. Should these investment activities be successful, the Company would be in a tax position to continue to use cash flows to rebuild its investment portfolio prior to resuming taxable dividend payments.

Effect of Interest and Prepayment Rates on Net Income

     The Company's income from its investments in Residual Interests is attributable to its share of the Residual Cash Flow. "Residual Cash Flow" is the difference between (i) the cash flow from the collateral pledged to secure a CMO together with reinvestment income and (ii) the amount required for debt service payments on the CMO bonds together with related administrative expenses. Residual Cash Flow results from the positive interest rate spread between the collateral pledged to secure a CMO and the outstanding CMO bonds of the CMO, and other factors inherent in the CMO structure.

     Income from Residual Cash Flow on an individual Residual Interest is highest in the earlier years of a CMO since the CMO bonds having earlier stated maturities generally have lower interest rates. Such income will decline (and eventually terminate) over the life of the CMO since (i) progressively higher interest rates on later maturing CMO bonds reduce the positive spread between the weighted average interest rate on the CMO bonds and the weighted average pass-through rate on the collateral and (ii) the administrative expenses of the CMO as a percentage of the spread will increase as the outstanding principal balance of the collateral declines.

     The amount of income that may be generated from the Company's ownership in Residual Interests is dependent upon the rate of principal prepayments on mortgage loans which underlie the CMO bonds. Lower rates of prepayment mean a longer life for the Residual and thus higher income. Similarly, faster rates of prepayment mean a shorter life for the Residual and lower income. The rate of principal payments on mortgage loans is influenced by a variety of economic, geographic, social and other factors, but probably the most important factor is the level of prevailing mortgage rates. In general, if prevailing mortgage interest rates rise significantly above the interest rates on the collateral pledged to secure the CMOs, such collateral is likely to experience lower prepayment rates and hence the Residual would have higher income. Conversely, if mortgage interest rates fall significantly, prepayments increase and Residual income would be less.

     A PO Bond is a bond which passes through only the principal portion of a mortgage-backed security. PO Bonds are created by splitting the principal cash flows from the coupon interest on a CMO Bond to create the PO Bond and an associated IO Bond. PO Bonds are sold at a deep discount to face value. They pay no periodic coupon interest. Principal is returned in the form of scheduled amortization and mortgage prepayments.
Ultimately, the entire face amount of a PO Bond is repaid to the investor. Because there is no coupon, the income performance of a PO Bond is extremely sensitive to prepayments. Higher prepayments lead to a more rapid return of principal and a higher yield and lower prepayments lead to a slower return of principal and a lower yield. However, since PO Bonds are sold at a discount to their face value, and the total face value is ultimately received, the total yield on a PO Bond cannot drop below zero.

     IO Bonds pass through a specified interest portion of a mortgage-backed security. The interest due on an IO Bond is calculated by multiplying this interest rate times the outstanding balance of the underlying mortgage pools. As the balance of the underlying mortgages decline to zero, payments on the IO Bond also decline to zero. Usually the interest on the underlying mortgages is fixed. If the interest rate is variable, it is called a Floating Rate IO Bond. If the variable rate of interest is inversely related to an index, it is called an Inverse IO Bond. A regular IO Bond is similar to a Fixed Rate Residual, in general its yield will increase as interest rates increase and decrease as interest rates decline. An Inverse IO is similar to a LIBOR or COFI indexed Residual. In general its yield will decrease as interest rates increase and increase as interest rates decline. The Company purchased both regular IO Bonds and an Inverse IO Bond in 1992 as part of its attempt to diversify its portfolio and to maintain a balance of bearish and bullish assets.

     The Company's income from Residual Interests in CMOs which includes one or more LIBOR or COFI Bond Classes and from Inverse IO Bonds may fluctuate widely depending upon changes in the LIBOR or COFI rates, which will affect the amount of interest payable on such LIBOR or COFI bonds and on the Inverse IO Bond. The Company's income also will be affected by the relationship between changes in these rates and mortgage prepayments. At December 31, 1992, approximately 1% of the CMOs in which the Company purchased Residual Interests contained one or more LIBOR-based Bond Classes, approximately 20% contained one or more COFI-based Bond Classes, approximately 33% of CMOs were entirely comprised of fixed rate Bond Classes, approximately 33% in IO Bonds and 13% in inverse IO Bonds. As a result of 1993 reinvestments, write downs, return of principal and disposition of assets, the composition of the Company's portfolio was approximately 40% fixed rate, 0% LIBOR, 16% COFI, 17% IO Bonds and 27% Inverse IO Bonds at December 31, 1993. Because of this balance, the cash flow characteristics of the Company's assets are intended to complement each other in a way that, to some extent, hedges the portfolio internally. The goals are to avoid undue interest rate risk and to obtain greater ability to produce steady cash flow levels.

     Under certain extended high interest rate periods or in the event of extremely high prepayment rates on the Collateral, the return on the Company's investment in a Residual Interest or IO Bond could be significantly reduced. In the event that the projected return on a mortgage-related asset falls below a risk free rate, the Company would be required to write down the asset to a fair value.

Liquidity and Capital Resources

     The Company uses its cash flow to provide working capital to pay its expenses and debt service, acquire other assets and, at the discretion of the Board of Directors, to pay dividends to its shareholders. It uses the portion of cash flows on its mortgage-related assets which represent a return of investment, calculated on a tax basis, and its other capital resources for the purchase of mortgage-related assets. In 1993 the Company generated cash flow of $4,342,000 from its assets whereas in 1992 the Company used $5,934,000 of cash to support operations. 1991 operations generated $6,014,000.

     At December 31, 1993 the Company had outstanding borrowings with two investment banking firms under repurchase agreements. At that date the Company owed $11,745,000. All of the borrowing had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings was 3.65%. During 1992 the Company had increased its level of borrowings from the 1991 level to a maximum of $26,261,000, which it reduced to $17,957,000 as of December 31, 1992. Of these borrowings, $2,551,000 had terms of one year, the remaining $15,406,000 was borrowed under three different monthly repurchase agreements. The weighted average interest rate on such borrowings at December 31, 1992 was 4%. At December 31, 1993, the Company had no other borrowings or committed lines of credit.

     Management of the Company believes that the cash flow from operations and availability of repurchase agreements are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including payment of dividends to its shareholders, which must equal at least 95% of the Company's taxable income in order for the Company to qualify as a REIT.

Net Interest Income Analysis

                                                       1993                                     1992
                                        ----------------------------------       ----------------------------------
                                                     Average     Average                      Average     Average
(In thousands)                           Interest    Balance       Rate           Interest    Balance       Rate
- -------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates                    $36,873    $361,602      10.20%          $54,337    $559,175        9.72%
 Residual Interests                           186      16,411       1.13%            2,001      40,635        4.92%
 Interest Only Bonds                        1,997      21,078       9.47%            1,983      18,822       10.54%
 Other                                        268      16,372       1.64%              627      15,407        4.07%
- -------------------------------------------------------------------------------------------------------------------
      Interest Income                      39,324     415,463       9.47%           58,948     634,039        9.43%

Interest Expense
 Collateralized Mortgage Obligations
                                           40,381     376,933      10.71%           54,634     571,111        9.57%
 Short-term Debt                              568      15,371       3.70%              781      17,301        4.50%
- -------------------------------------------------------------------------------------------------------------------
      Interest Expense                     40,949     392,304      10.44%           55,415     588,412        9.42%

Net Interest
 Income (Expense)                         ($1,625)                 (0.39%)          $3,533                    0.59%
- -------------------------------------------------------------------------------------------------------------------

                                                       1991                                     1990
                                        ----------------------------------       ----------------------------------
                                                      Average     Average                      Average      Average
(In thousands)                            Interest    Balance        Rate         Interest     Balance         Rate
- -------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates                     $64,307   $680,202       9.45%          $69,467    $739,556        9.39%
 Residual Interests                         10,248     59,504      17.22%            7,924      57,963       13.67%
 Interest Only Bonds                             0          0       0.00%                0           0        0.00%
 Other                                         708     12,015       5.89%            1,049      12,805        8.19%
- -------------------------------------------------------------------------------------------------------------------
      Interest Income                       75,263    751,721      10.01%           78,440     810,324        9.68%

Interest Expense
 Collateralized Mortgage Obligations        62,920    683,820       9.20%           67,283     743,440        9.05%
 Short-term Debt                               284      4,192       6.77%              163       1,675        9.72%
- -------------------------------------------------------------------------------------------------------------------
      Interest Expense                      63,204    688,012       9.19%           67,446     745,115        9.05%

Net Interest Income                        $12,059                  1.60%          $10,994                    1.36%
- -------------------------------------------------------------------------------------------------------------------

The above tables summarize the amount of interest expense, the average amounts outstanding of interest-bearing assets and liabilities, and the average effective interest rates.

     The table below summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume.

                                  1993  -  1992                    1992  -  1991                    1991  -  1990
                                  -------------                    -------------                    -------------
 (In thousands)            Rate      Volume      Total      Rate      Volume      Total      Rate      Volume      Total
- --------------------------------------------------------------------------------------------------------------------------
Interest Income
     Mortgage              $2,837   ($20,301)  ($17,464)    $1,850   ($11,820)   ($9,970)     $455     ($5,615)   ($5,160)
Certificates
     Residual Interests   (1,023)       (792)    (1,815)    (5,711)    (2,536)    (8,247)    2,108         216      2,324
     Interest Only           (74)        88          14          0      1,983      1,983         0           0          0
Bonds
     Other                  (401)        42        (359)      (926)       845        (81)    (280)         (61)      (341)
- --------------------------------------------------------------------------------------------------------------------------
       Interest Income      1,339    (20,963)   (19,624)    (4,787)   (11,528)   (16,315)    2,293      (5,460)    (3,177)

Interest Expense
     CMOs                   7,762    (22,015)   (14,253)     2,626    (10,912)    (8,286)    1,146      (5,509)    (4,363)
     Short-term Debt        (132)        (81)      (213)       (50)       556        497        (30)       151        121
- --------------------------------------------------------------------------------------------------------------------------
       Interest Expense     7,630    (22,096)   (14,466)     2,567    (10,356)     (7,789)   1,116      (5,358)    (4,242)

Net Interest Income       (6,291)     1,133      (5,158)   ($7,354)   ($1,172)    ($8,526)  $1,167       ($102)    $1,065
- --------------------------------------------------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data

                      TIS Mortgage Investment Company
                              and Subsidiary

                       Index to Financial Statements

Report of Independent Public Accountants ...........................  34

Consolidated Balance Sheets - December 31, 1993 and 1992 ...........  35

Consolidated Statements of Operations for the years ended
   December 31, 1993, 1992 and 1991 ................................  36

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1993, 1992 and 1991 ....................  37

Consolidated Statements of Cash Flows for the years ended
   December 31, 1993, 1992 and 1991 ................................  38

Notes to the Consolidated Financial Statements .....................  39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

     We have audited the accompanying consolidated balance sheets of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIS Mortgage Investment Company and Subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 2, the Company changed its method of accounting for its investments to adopt the provisions of Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


San Francisco, California,
  April 7, 1994

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------

(In thousands)                                     December 31, 1993   December 31, 1992
- ----------------------------------------------------------------------------------------
ASSETS
Real Estate Investments (available
       for sale in 1993)
  Mortgage Certificates, gross                             $254,657            $468,793
      Less Unamortized Discount                              (4,642)             (8,355)
                                                           --------            --------
  Mortgage Certificates, net                                250,015             460,438
  Residual Interests                                         11,919              22,648
  Interest Only (IO) Bonds                                   12,212              26,614
  Reserve for Loss on Investments                            (3,852)                  0
                                                           --------            --------
     Total Real Estate Investments                          270,294             509,700

Cash and Cash Equivalents                                       680                 903
Restricted Cash                                              17,982              14,368
Accrued Interest Receivable                                   8,289              15,851
Deferred Bond Issuance Costs                                  2,667               4,524
Other Assets                                                    278                 299
                                                           --------            --------
     Total Assets                                          $300,190            $545,645
                                                           ========            ========

- ----------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, gross                 $277,612            $491,284
  Less Unamortized Discount                                  (8,870)            (13,523)
                                                           --------            --------
Collateralized Mortgage Obligations, net                    268,742             477,761
Payable to Affiliate                                             31                  88
Accounts Payable and Accrued Liabilities                        190                  59
Accrued Interest Payable                                      3,702               6,611
Short-term Debt                                              11,745              17,957
Dividend Payable                                                  0                 405
                                                           --------            --------
     Total Liabilities                                      284,410             502,881
                                                           --------            --------
- ----------------------------------------------------------------------------------------
     Minority Interest                                            0               1,275
- ----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 Shares Authorized; 8,105,880
  Shares Issued and Outstanding                                   8                   8
Additional Paid-in Capital                                   74,696              74,696
Unrealized Gain on Investments                                1,351                   0
Retained Earnings                                           (60,275)            (33,215)
                                                           --------            --------
     Total Shareholders' Equity                              15,780              41,489
                                                           --------            --------

- ----------------------------------------------------------------------------------------

    Total Liabilities and Shareholders' Equity             $300,190            $545,645
                                                           ========            ========
- ----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)                          Years Ended December 31,
                                                    -------------------------------------------
                                                            1993          1992             1991
- ------------------------------------------------------------------------------------------------
INTEREST INCOME
Mortgage Certificates, net                             $  36,873     $  54,337         $ 64,307
Short-term Investments                                       179           400              539
Residual Interests                                           186         2,001           10,248
Principal Only (PO) Bonds                                      0           107               15
Interest Only (IO) Bonds                                   1,997         1,983                0
Other                                                         89           120              154

                                                          39,324        58,948           75,263


INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
 Interest                                                 38,323        52,747           61,909
 Administration Fees                                         201           249              270
 Amortization of Deferred Bond Issuance Costs              1,857         1,638              741
Short-term Debt                                              568           781              284

                                                          40,949        55,415           63,204


Net Interest Income (Loss)                                (1,625)        3,533           12,059

Other Income                                                   0             3                0
Gain on Sale of PO Bonds                                       0         1,391                0
Write-downs of Mortgage Assets                           (12,388)       (25,047)              0
Management and Residual Interest
 Administration Fees (Note 10)                              (289)          (376)         (1,340)
General and Administrative Expense (Note 10)              (1,430)          (999)         (1,339)


Income (Loss) Before Minority Interest and
    Cumulative Effect of Change in Accounting
        for Real Estate Investments                      (15,732)       (21,495)          9,380
Minority Interest                                            172           108             (215)

Income (Loss) Before Cumulative Effect of Change
    in Accounting for Real Estate Investments            (15,560)       (21,387)          9,165

Cumulative Effect of Change in Accounting
    for Real Estate Investments (Note 2)                  (9,879)              0              0


Net Income (Loss)                                       ($25,439)      ($21,387)       $  9,165


Income (Loss) per Share
    Before Cumulative Effect of Change in
        Accounting for Real Estate Investments            ($1.92)        ($2.64)          $1.13
    Cumulative Effect of Change in Accounting
        for Real Estate Investments                        (1.22)         0.00             0.00

    Net Income (Loss)                                     ($3.14)        ($2.64)          $1.13


Dividends Declared per Share                               $0.20         $0.61            $1.34

Weighted Average Number of Shares Outstanding              8,106         8,103            8,100

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------
For the Years Ended December 31, 1993, 1992 and 1991
- ------------------------------------------------------------------------------------------------------------
(In thousands)                          Common Stock        Additional    Unrealized
                                   -----------------------    Paid-in      Gain on      Retained
                                     Shares      Amount       Capital    Investments    Earnings     Total
- ------------------------------------------------------------------------------------------------------------
Balance - January 1, 1991               8,100          $8       $74,657      $      0   ($ 5,197)  $ 69,468
Net Income                                                                                 9,165      9,165
Dividends Declared                                                                       (10,854)    (10,854)
- ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1991             8,100           8        74,657             0     (6,886)    67,779
Net Loss                                                                                 (21,387)    (21,387)
Dividends Declared                                                                        (4,942)     (4,942)
Shares Issued Under Dividend
    Reinvestment Plan                       6          --            39                                  39
- ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1992             8,106           8        74,696             0    (33,215)    41,489
Net Loss                                                                                 (25,439)    (25,439)
Dividends Declared                                                                        (1,621)     (1,621)
Unrealized Gain on
    Investments - Cumulative
    Effect of Change in
    Accounting for Real Estate
    Investments (Note 2)                                                        1,351                 1,351
- ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1993             8,106          $8       $74,696        $1,351   ($60,275)   $15,780
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
- ----------------------------------------------------------------------------------------------
                                                                 Years Ended December 31,
                                                            ---------------------------------
(In thousands)                                                   1993        1992        1991
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                            ($25,439)   ($21,387)    $ 9,165
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization                                 2,838         (13)       (433)
  Write-downs of Mortgage Assets                               12,388      25,047           0
  Cumulative Effect of Change in Accounting
      for Real Estate Investments                               9,879           0           0
  Gain on Sales of Assets                                           0      (1,391)          0
  Decrease (Increase) in Accrued Interest Receivable            7,562      (5,633)     (1,955)
  Decrease (Increase) in Prepaid Expenses                         (51)         26          42
  Decrease in Payable to Affiliate                                (57)       (164)       (130)
  Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                                      131        (211)        (28)
  Decrease in Accrued Interest Payable                         (2,909)     (2,208)       (647)
                                                              -------     -------      -------
    Net Cash Provided by (Used in) Operating Activities         4,342      (5,934)      6,014
                                                              -------     -------      -------
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-term Debt                         (6,212)     10,826       7,131
Principal Payments on CMOs                                   (213,672)   (170,619)    (67,162)
Net Increase (Decrease) in Minority Interest
 in Owner Trust Residuals                                      (1,275)       (153)         13
Common Stock Issued Under Dividend Reinvestment Plan                0          39           0
Cash Dividends Paid on Common Stock                            (2,026)     (7,291)    (10,692)
                                                             --------    --------     --------
 Net Cash Used in Financing Activities                       (223,185)   (167,198)    (70,710)
                                                             --------    --------     --------
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Short-term Investments                                  0           0      (1,835)
Principal Reduction in Short-term Investments                       0       1,835           0
Net Increase in Restricted Cash                                (3,614)     (6,657)       (494)
Principal Reduction in Mortgage Certificates                  214,136     185,431      70,554
Principal Reduction in Residual Interests                       6,336      12,576       6,858
Purchase of Principal Only (PO) Bonds                               0           0      (4,796)
Principal Reduction in PO Bonds                                     0         179           0
Net Proceeds from Sale of PO Bonds                                  0       6,008           0
Purchase of Residual Interests                                      0           0      (9,554)
Purchase of Interest Only (IO) Bonds                           (4,069)    (30,760)          0
Investment in Equity Residuals                                   (340)          0           0
Principal Reduction in IO Bonds                                 6,171       3,521           0
Capital Expenditures                                                0           0         (27)
                                                             --------    --------     --------
 Net Cash Provided by Investing Activities                    218,620     172,133      60,706
                                                             --------    --------     --------
Net Change in Cash and Cash Equivalents                          (223)       (999)     (3,990)
Cash and Cash Equivalents at Beginning of Period                  903       1,902       5,892
Cash and Cash Equivalents at End of Period                   $    680    $    903    $  1,902
                                                             --------     --------   --------
- ---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for CMO Interest Expense                            $41,206    $ 54,810     $62,752
Cash Paid for Other Interest Expense                          $   595    $    925    $     88
- ---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

     TIS Mortgage Investment Company (the "Company") was incorporated on May 11, 1988. At incorporation 100 shares of the Company's Common Stock were issued to TIS Financial Services, Inc., formerly Thrift Investment Services (the "Manager") at $10 per share. During the period from the Company's incorporation until August 26, 1988, the Company's activities consisted solely of preparations for its initial public offering. On August 26, 1988, the Company completed its initial public offering of 7,600,000 shares of Common Stock at a price to the public of $10 per share and commenced operations. On October 11, 1988, as part of the initial public offering, the Company issued an additional 500,000 shares of its Common Stock at $10 per share in connection with the exercise of an over-allotment option by the underwriters. In 1992, 5,780 shares were issued under the Company's Dividend Reinvestment and Share Purchase Plan (the "Plan"). No additional shares were issued in 1993 as shares required for the Plan were purchased on the open market.

2.  Summary of Significant Accounting Policies

     Overall Methods of Accounting - On May 31, 1990, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus (Issue 89-4) for a uniform method of accounting for Residual Interests in collateralized mortgage obligations ("CMOs"). The consensus, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company.

     Accounting Change - On December 31, 1993 the Company adopted Financial Accounting Standards Board Standard No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities. In accordance with this new Standard, the Company is required to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. The Company is not in the business of trading its real estate investments, however, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore, the Company has classified all its real estate investments as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses for unimpaired available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

     All of the Company's investments are subject to write down whenever the yield on the projected cash flows is less than a risk free rate. If the yield on the projected cash flows is less than a risk free rate, the decline in value is considered to be "other than temporary" and the investment is written down to its fair value as the new cost basis. The amount of the write down is included in the Company's current earnings (i.e. accounted for as a realized loss). The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus (EITF 93-18) as to the definition of "other than temporary" impairment. The Company's accounting policy is consistent with this consensus.

     For purposes of applying the impairment provisions of SFAS No. 115, the Company considers its investment in each of its Equity Residuals to be a net cash flow investment (net of CMO Bond interest payments and related CMO Bond administrative expenses). The Company measures other than temporary impairment by comparing the yield on the projected net cash flows from the Equity Residual, (i.e. Mortgage Certificates net of discounts and CMO Bond Liabilities) to a risk free rate. If the yield on the projected cash flows from the Equity Residual is less than a risk free rate, the Company records a reserve to reduce the carrying value to fair value. The fair value is calculated using the forecasted net cash flows discounted at a risk adjusted rate. The risk adjusted rate is determined by the Company using established market transactions for securities having similar characteristics and backed by collateral of similar rate and term.

     The Company recognized a $9,879,000 charge to earnings in 1993 from the cumulative effect at December 31, 1993 of adopting the new standard for assets which meet the definition of other than temporary impairment. For assets which do not meet the definition of other than temporary impairment and for assets where the fair value exceeds amortized cost, the Company has recorded, as a cumulative effect of change in accounting for investments, a net unrealized gain of $1,351,000 directly to equity as prescribed by SFAS No. 115 for assets classified as available-for-sale. Prior years' consolidated financial statements were not permitted to be restated.

     The change in accounting principle has significantly reduced the amortized cost of many of the Company's CMO Ownership Interests. As a result, it is anticipated that earnings from these assets will improve in future periods. However, faster prepayment speeds and lower estimates of cash flow from call rights may cause the fair value of CMO Ownership Interests and Acquired CMO Classes to decline further and may require additional write downs in the future.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TISMAC. The assets of TISMAC are not available to pay creditors of the Company. The Company has undertaken to indemnify certain parties who have contracted with TISMAC against certain losses which they might sustain in carrying out their obligations. In addition, under generally accepted accounting principles, the Company consolidates assets and liabilities of Owner Trust Residuals when over 50% equity interest in the trust is held by the Company. The portion of equity interest of each such Owner Trust Residual not owned by the Company is accounted for as minority interest.

     Mortgage Certificates and CMOs - Mortgage certificates and CMO bonds of consolidated Owner Trusts are carried at their outstanding principal balance plus or minus any premium or discount, respectively.

     Amortization of Premiums and Discounts - Premiums and discounts related to mortgage certificates and CMOs are amortized to income using the interest method over the stated maturity of the mortgage certificates or CMOs.

     Residual Interests and Interest Only (IO) Bonds - Residual Interests held in bond form and Corporate Real Estate Mortgage Investment Conduit ("REMIC") Residual Interests, regardless of percentage ownership, are Nonequity Residual Interests and, along with IO Bonds, are accounted for under the Prospective method. Under this method, assets are carried at cost and income is amortized over their estimated lives based on a method which provides a constant yield. At the end of each quarter, the yield over the remaining life of the asset is recalculated based on expected future cash flows using current interest rates and mortgage prepayment speeds. This new yield is then used to calculate the subsequent quarter's financial statement income. Owner Trust Residuals are accounted for under the equity method.

     Restricted Cash - Restricted cash represents the cash balances of CMOs in which the Company holds a Residual Interest and whose assets and liabilities are consolidated with those of the Company. This cash is not available to the Company or its creditors.

     Income Taxes - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to federal income taxes. The loss reported in the accompanying financial statements may be greater or less than the taxable loss because some income and expense items are reported in different periods for income tax purposes. Over the life of a Residual Interest or IO Bond, total taxable income will equal total financial statement income. However, the timing of income recognition may differ between the two from year to year.

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding for 1993, 1992, and 1991, respectively.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Reclassifications - Certain reclassifications have been made in the 1991 financial statements to conform to the classifications used in the current year.

3.  Taxation of Dividends Declared

     The dividends paid by the Company of $0.25, $0.56 and $1.34 per share in the years 1993, 1992 and 1991, respectively, were fully taxable as ordinary income.

     Under the Internal Revenue Code of 1986, a dividend declared by a REIT in December of a calendar year, which is payable to shareholders of record as of a specified date in December, will be deemed to have been paid by the Company and received by the shareholders on that record date if the dividend is actually paid before February 1st of the following calendar year. Therefore, the $0.34 dividend declared in December 1991 to shareholders of record at December 31, 1991 and paid in January 1992 was taxable income in 1991. However, since the $0.05 dividend declared in December 1992 and paid in January 1993 had a record date of January 4, 1993, it is considered 1993 income and its taxability is based on the REIT's 1993 taxable income. The Company's dividends are not eligible for the dividends-received deduction for corporations.

     All of the 1993 and 1992 dividends paid are considered "excess inclusion" income. Of the dividends paid in 1991, 80.01% is considered excess inclusion income. Excess inclusion income is attributable to Residual Interests for which an election has been made to be treated as a REMIC for federal income tax purposes. The portion of the Company's dividends determined to be excess inclusion income is taxable to certain otherwise tax-exempt shareholders as unrelated business income. Except for certain entities such as savings and loan associations, the portion of the dividend considered excess inclusion income may not be offset by any deductions or losses, including net operating losses.

4.  Residual Interests

     General - Each CMO in which the Company has purchased a Residual Interest was rated at the time of its issuance "AAA" by Standard & Poor's Corporation or "Aaa" by Moody's Investors Service, Inc. Each such CMO is comprised of one or more classes of bonds (each, a "Bond Class") and was issued pursuant to an Indenture between the CMO issuer and a specified trustee. Each CMO is structured so that the principal and interest payments received from the collateral pledged to secure such CMO, together with reinvestment income thereon, will be sufficient, irrespective of the rate of prepayments on the collateral, to make timely payments of interest on each Bond Class, to begin the payment of principal on each Bond Class not later than its "first mandatory principal date" and to retire each Bond Class not later than its "stated maturity."

     Interest on Bond Classes is payable on specified payment dates (quarterly or monthly), except with respect to "compound interest bonds" on which interest accrues and is added to the principal amount thereof on each payment date until the conditions set forth in the related Indenture have been satisfied, and with respect to "principal only bonds" which do not bear interest at a stated rate. Each other Bond Class provides for payment of interest at a fixed or variable rate for the life of such Bond Class. The interest rate on variable rate Bond Classes resets monthly based on specified margins in relation to LIBOR or COFI.

     Principal payments on Bond Classes are made on specified payment dates (quarterly or monthly) or in full at maturity in accordance with the terms of the related Indenture. Generally, payments of principal are allocated to the earlier maturing Bond Classes until such Bond Classes are paid in full. Payments of principal on certain Bond Classes occur pursuant to a specified repayment schedule or formula (to the extent funds are available therefore), regardless of which other Bond Classes are outstanding.

     Residual Interests are classified as either equity or nonequity. Presented on the following table is a schedule of the Nonequity Residual Interests and the Prospective Yield at December 31, 1993.

NONEQUITY RESIDUAL INTERESTS
- ----------------------------
(Dollars in thousands)
                                                   Book Value
                                                  December 31         Prospective
Residual                           Purchase  ----------------------        Method
Series                                Price        1993        1992         Yield
- ---------------------------------------------------------------------------------
Nonequity Residual Interests
DBLU                               $  5,169    $    138    $    853         14.0%
FNMA 88-22                           10,387       1,679       4,879         14.0%
PB-4                                 10,523       2,828       6,467         14.0%
CMSC I                                8,642         105         105         14.0%
PB-7                                  3,994         419       1,060         14.0%
FHLMC 21                              5,361          19         177         14.0%
ML-38                                 1,306       1,814         197         14.0%
OXFORD 3F                             1,382           3          18         14.0%
FHLMC 25                              4,934          11          31         14.0%
LFR-9                                 2,589         219         832         14.0%
DBLS                                  2,424         453         991         14.0%
BT 88-1                               1,537         658         991         14.0%
RYLAND 62                             3,039         644       1,645         14.0%
CMSC 88-2                             2,554         575       1,216         14.0%
PB-5                                 16,112       2,354       3,186         14.0%
- ---------------------------------------------------------------------------------
                                                 11,919      22,648
- ---------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
- ----------------------------------------
TMAC 1986-2                              67           0           0           N/A
TMAC 1987-3                             165           0           0           N/A
- ---------------------------------------------------------------------------------

Total Residual Interests                        $11,919     $22,648
=================================================================================

     Securitized Residuals and Corporate REMIC Residual Interests - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Footnote 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                       NONEQUITY RESIDUAL INTERESTS
                          VARIABLE RATE RESIDUALS
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO Bond Data (100% of Issue)
                                                        --------------------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1993
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond      Bond       Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon       Cap     Maturity
- ----------------------------------------------------------------------------------------------------------------------------------
1) Drexel            Aug 30, 1988    20.267%     $5,169       U-1    $135,000        $54,356           9.3%            Jun 1, 2017
Burnham                                                       U-2      40,000         40,000            10%            Sep 1, 2018
Lambert CMO                                                  U-3F      87,500              0     LIBOR+.95%    14.25%  Sep 1, 2018
Trust Series U                                              U-4AV      10,000              0    Zero Coupon            Jun 1, 2015
(DBLU)                                                      U-5AV      27,500              0    Zero Coupon            Sep 1, 2018
Aug 30, 1988                                                  U-6         750            236  Residual Bond            Sep 1, 2018
                                                                     --------        -------
                                                                     $300,750        $94,592
- ----------------------------------------------------------------------------------------------------------------------------------
2) FNMA Series       Aug 30, 1988    40.000%    $10,387      22-A    $146,140        $29,406     COFI+1.25%    13.00%  Aug 25,2018
1988-22                                                      22-B      53,820         10,829    Zero Coupon            Aug 25,2018
(FNMA 88-22)                                                 22-R          40              8  Residual Bond            Aug 25,2018
                                                                     --------        -------
Aug 30, 1988                                                         $200,000        $40,243
- ----------------------------------------------------------------------------------------------------------------------------------
3) Prue Bache        Aug 29, 1988    33.571%    $10,523       4-A    $160,440        $49,133     COFI+1.25%    13.00%  Sep 1, 2018
CMO Trust 4                                                   4-B      49,420         15,135    Zero Coupon            Sep 1, 2018
(PB-4)                                                          R         140             43  Residual Bond            Sep 1, 2018
                                                                     --------        -------
Aug 29, 1988                                                         $210,000        $64,311
==================================================================================================================================

                           FIXED RATE RESIDUALS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1993
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000    $         0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         55,528          9.45%   May 1, 2013
Securities Corp.         Subtotal    88.000%     $8,642    I-3(Z)      15,000         28,843          9.45%   Feb 1, 2017
                                                                     --------        -------
Series I (CMSC I)                                                    $500,000        $84,371
Jan 28, 1987
- -------------------------------------------------------------------------------------------------------------------------
2) Prue Bache        Dec 29, 1988    29.000%     $3,994       7-A   $  20,080   $          0          9.75%   Sep 1, 2000
CMO Trust 7                                                   7-B      40,410              0          9.50%   Mar 1, 2009
(PB-7)                                                        7-C      19,460              0          9.60%   Aug 1, 2011
Dec 29, 1988                                                  7-D      12,000              0    Zero Coupon   Mar 1, 2013
                                                              7-E      37,880         32,625          9.70%   Jan 1, 2015
                                                              7-F      35,690         35,690          9.83%   May 1, 2017
                                                           7-G(Z)      10,360              0          9.50%   Feb 1, 2018
                                                              7-H      30,830         30,830          9.00%   Jan 1, 2019
                                                              7-I      51,930              0          9.00%   Jan 1, 2019
                                                              7-J      41,510              0          9.63%   Jan 1, 2019
                                                                R         100              0  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $300,250        $99,145
- -------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
- -------------------------------------------------------------------------------------------------------------------------
3) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A $   140,645 $            0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408         53,999          9.45%  Sep 15, 2011
                                                             21-Z      84,750        137,101          9.50%  Jan 15, 2020
                                                                R         100             19  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $191,119
- -------------------------------------------------------------------------------------------------------------------------
4) Merrill Lynch      Jan 6, 1989   100.000%     $1,306         A   $  51,810   $          0          9.05%  Oct 27, 2012
Series 38                                                       B      36,200         14,944          9.45%  Dec 27, 2016
(ML-38)                                                         C       7,400          7,400          9.45%  Aug 27, 2017
Nov 30, 1988                                                    D      16,400         16,400          9.45%  Nov 27, 2018
                                                                E      31,610              0          9.10%  Mar 27, 2016
                                                                F      18,580              0          9.15%  Sep 27, 2017
                                                                G      38,000              0          9.40%  Nov 27, 2018
                                                                H          50             50  Residual Bond  Nov 27, 2018
                                                                     --------        -------
                                                                     $200,050        $38,794
- -------------------------------------------------------------------------------------------------------------------------
5) Oxford            Feb 29, 1989   100.000%     $1,382       F-1   $  51,600 $            0          7.19%  Nov 20, 2001
CMO Trust III                                                 F-2     112,000              0          7.98%  Oct 20, 2010
Series F                                                      F-3      15,000              0          8.32%  Jul 20, 2011
(OXFORD 3F)                                                   F-4      83,500              0          8.45%  Oct 20, 2014
May 28, 1987                                                  F-5      90,000         78,131          8.45%  May 20, 2017
                                                              F-6      48,000         48,000          8.45%  Jun 20, 2018
                                                                     --------       --------
                                                                     $400,100       $126,131
- -------------------------------------------------------------------------------------------------------------------------
6) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923 $            0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         61,112          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             21  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000       $105,073
- -------------------------------------------------------------------------------------------------------------------------
7) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A   $  11,000   $          0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         20,837    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850         10,385    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $31,372
- -------------------------------------------------------------------------------------------------------------------------
8) Drexel Burnham    Apr 16, 1991    33.328%     $2,424       S-1   $  96,500   $          0          8.50%   Apr 1, 2011
Lambert                                                       S-2      75,000         58,378          9.00%   Aug 1, 2018
Series S                                                      S-3      68,500              0          9.00%   Feb 1, 2014
(DBLS)                                                     S-4(Z)      10,000          7,055          9.50%   Aug 1, 2018
June 30, 1988                                                 S-5         625            164  Residual Bond   Aug 1, 2018
                                                                     --------        -------
                                                                     $250,625        $65,597
- -------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
- -------------------------------------------------------------------------------------------------------------------------
9) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A  $    9,722   $          0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         29,916          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         23,841          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $53,757
- -------------------------------------------------------------------------------------------------------------------------

10) Ryland           May 29, 1991    42.000%     $3,039      62-A   $  58,355        $27,445          8.85%   May 1, 2018
Acceptance                                                   62-B      31,365              0          9.00%   Jul 1, 2009
Corp 4                                                       62-C       6,000              0          8.85%   Dec 1, 2009
Series 62                                                    62-D      12,880              0          7.50%   Feb 1, 2011
(RYLAND 62)                                                  62-E      32,000         32,000          9.05%   Nov 1, 2012
Jan 28, 1988                                                 62-F       9.400         14,967          8.00%   Mar 1, 2018
                                                             62-R         200             59  Residual Bond   Mar 1, 2018
                                                                     --------        -------
                                                                     $150,200        $74,471
- -------------------------------------------------------------------------------------------------------------------------

11) Collateralized    Jun 4, 1991    46.000%     $2,554         A   $  84,680   $          0          9.15%  Oct 20, 2018
Mortgage                                                        B     100,500         38,847          8.80%  Apr 20, 2019
Securities Corp.                                                C      14,820              0          9.90%  Apr 20, 2019
Series 1988-2                                                        --------        -------
(CMSC 88-2)                                                          $200,000        $38,847
March 31, 1988

- -------------------------------------------------------------------------------------------------------------------------
12) Prue Bache      Sept 29, 1988   100.000%    $16,112       5-A   $  30,130   $          0          9.00%   Aug 1, 2005
CMO Trust 5                                                   5-B      45,830              0     LIBOR+0.5%   Oct 1, 2012
(PB-5)                                                        5-C      21,250              0          7.05%   Oct 1, 2014
Sept 29, 1988                                                 5-D      28,640          3,522          7.75%   Nov 1, 2016
                                                              5-E      34,229         34,229          8.25%   Oct 1, 2018
                                                              5-F       6,181              0    Zero Coupon   Oct 1, 2018
                                                              5-G       6,980              0    Zero Coupon   Oct 1, 2018
                                                              5-H      26,026              0    LIBOR+1.00%   Oct 1, 2018
                                                                R         800              0  Residual Bond   Oct 1, 2018
                                                                     --------        -------
                                                                     $200,066        $37,751
=========================================================================================================================

     Equity Residual Interests - The Company holds interests in two Owner Trust Residuals. It also holds the Residual Interest in TISMAC 1989-1, the CMO issued by the Company's wholly-owned subsidiary. Although the underlying CMOs in these Residual Interests are not liabilities of the Company, under the requirements of generally accepted accounting principles, the Company consolidates assets and liabilities of TISMAC 1989-1 and the Owner Trust Residuals when over 50% equity interest in the trust is held by the Company.

     Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interests in which the Company holds an interest are set forth below:

                         EQUITY RESIDUAL INTERESTS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1993
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300        100,452          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         68,022          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000       $168,474
- -------------------------------------------------------------------------------------------------------------------------

2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         28,300          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750         17,641          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $45,941
- -------------------------------------------------------------------------------------------------------------------------

3) TIS Mortgage      Jun 29, 1989   100.000%     $1,302       1-A    $ 10,100       $  1,538         10.00%   Mar 1, 2016
Acceptance Corp.                                              1-B      29,030         29,030         10.00%   Nov 1, 2017
Series 1989-1                                                 1-C      14,260         14,260         10.00%   Aug 1, 2018
(TISMAC 89-1)                                                 1-D      18,887         18,887         10.00%   Jul 1, 2019
June 29, 1989                                                 1-E      63,590              0         10.00%   Jun 1, 2016
                                                              1-F      63,533              0         10.00%   Jul 1, 2019
                                                                R         600            600  Residual Bond   Jul 1, 2019
                                                                     --------       --------
                                                                     $200,000        $64,315
- -------------------------------------------------------------------------------------------------------------------------

4) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $13,567     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          5,120    25.11987% -  Mar 20, 2018
                                                                     --------       --------
                                                                     $100,000        $18,687    (2.00959) x         LIBOR
- -------------------------------------------------------------------------------------------------------------------------
5) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070       $  3,659     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39.765         21,687          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         17,314          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $42,660
- -------------------------------------------------------------------------------------------------------------------------
Total                                                                               $340,077
Less Residual Bond                                                                       600
- -------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $339,477
=========================================================================================================================

     CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                              CMO COLLATERAL
- -----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted   Dec 31, 1993      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
- -----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
- -------------------------
CMOT 28                              Fixed         FNMA            8.50%       $153,880        9.12%        277.4
TMAC 1986-1                          Fixed         FHLMC           9.00%         37,471       10.09%        266.0
TISMAC 1989-1                        Fixed        GNMA I          10.00%         64,254       10.50%        299.9
TMAC 1986-2                          Fixed         FHLMC           9.50%         18,687       10.10%        254.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         42,660        9.81%        258.0

Nonequity Residual Interests
- ----------------------------
DBLU                                Variable      GNMA I          10.00%         94,592       10.50%        285.0
FNMA 88-22                          Variable       FNMA            9.50%         40,243       10.17%        293.3
PB-4                                Variable      GNMA I          10.00%         64,257       10.50%        290.1
CMSC I                               Fixed         FNMA            9.50%        $84,339       10.12%        261.2
PB-7                                 Fixed        GNMA I          10.00%         99,086       10.50%        293.7
FHLMC 21                             Fixed         FHLMC           9.50%        191,120       10.19%        291.8
ML-38                                Fixed         FNMA            9.50%         38,794       10.15%        294.5
OXFORD 3F                            Fixed         FHLMC           8.50%        126,099        9.11%        273.0
FHLMC 25                             Fixed         FHLMC           9.50%        105,073       10.29%        289.8
LFR-9                                Fixed         FNMA            9.50%         29,568       10.20%        293.0
DBLS                                 Fixed         FNMA           10.00%         62,564       10.61%        286.0
BT 88-1                              Fixed         GNMA            9.00%         47,398        9.50%        279.0
RYLAND-62                            Fixed         GNMA           10.00%         48,871       10.50%        287.4
CMSC 88-2                            Fixed         FHLMC          10.50%         38,847       11.33%        230.0
PB-5                                 Fixed         FNMA            9.50%         37,738       10.12%        283.8
=================================================================================================================

5.  Interest Only (IO) Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds. During 1993, the Company invested $4,069,000 in IO Bonds; in 1992 the Company invested $30,760,000 in IO Bonds. Presented below is a schedule of the Company's IO Bonds and the Prospective yield at December 31, 1993.

INTEREST ONLY (IO) BONDS
- ------------------------
(Dollars in thousands)
                                                            Book Value
Residual                                            --------------------------    Prospective
Series                                    Purchase         December 31                 Method
                                             Price          1993          1992          Yield
- ---------------------------------------------------------------------------------------------
FNMA SMBS Trust 7 Class 2 IO                $9,541        $1,918        $8,231         12.88%
Pru Home Mtg Corp Series 1992-7              4,776         1,135         4,241         14.00%
Sears Mtg Sec Corp Series 1992-6             2,611           568         2,297         14.00%
Bear Stearns Mtg Sec Series 1992-1           2,720           437         2,181         14.00%
FNMA SMBS Trust 4 Class 2 IO                 2,909           623         1,956         14.00%
FNMA Series 1992-123 Class S                 8,203         4,044         7,708         12.16%
FHLMC Series 1993-1483 Class SA              3,071         2,441           N/A         30.00%
FHLMC-G Series 24 Class SK                     998         1,046           N/A         30.00%
- ---------------------------------------------------------------------------------------------
                                                         $12,212       $26,614
- ---------------------------------------------------------------------------------------------

Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
- -------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  Dec. 31, 1993     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
- -------------------------------------------------------------------------------------------------------------
1) FNMA SMBS         Feb 21, 1992      $4,576        FNMA       8.500%        $11,202       9.17%       267.0
Trust 7              Mar 16, 1992       4,965
Class 2 IO                             $9,541
April 1, 1987
- -------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5722%       $106,385       8.78%       338.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- -------------------------------------------------------------------------------------------------------------
3) Sears             Mar 30, 1992      $2,611         NON      0.0171%       $109,794      8.385%       333.0
Mortgage                                           AGENCY
Securities
Corporation
Series 1992-6
March 25, 1992
- -------------------------------------------------------------------------------------------------------------

                      INTEREST ONLY BONDS (Continued)
- -------------------------------------------------------------------------------------------------------------
4) Bear Stearns      May 28, 1992      $2,720         NON      0.5934%        $17,913       9.68%       272.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
- -------------------------------------------------------------------------------------------------------------
5) FNMA SMBS        June 18, 1992      $2,909        FNMA       9.500%         $3,207      10.09%       262.0
Trust 4
Class 2 IO
March 2, 1987
- -------------------------------------------------------------------------------------------------------------
6) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $7,917       8.96%       334.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
- -------------------------------------------------------------------------------------------------------------
7) FHLMC             Mar 30, 1993      $3,071       FHLMC      22.000%         $5,600       8.50%       342.0
Series 1993-1483
Class S A
March 30, 1993
- -------------------------------------------------------------------------------------------------------------
8) FHLMC-G           Nov 30, 1993        $998        GNMA     8.0 %  -        $10,000        7.0%       357.0
Series 24                                                        LIBOR
Class S K
October 12, 1993
=============================================================================================================

       6.  Fair Value of Equity Residuals and Mortgage Certificates

     For purposes of determining fair value of the Company's investment in Equity Residuals in applying SFAS No. 115, the Company uses the cash flows from Mortgage Certificates, net of CMO Bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the Mortgage Certificates at a current market price.  These cash flows are discounted at a fair value rate of 14%.  The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of December 31, 1993:

Equity Residual        Collateral            PSA     Fair Value
- ---------------------------------------------------------------
(In thousands)
CMOT 28                FNMA 8.50%           468%     $1,207,538
TMAC 198601           FHLMC 9.00%           500%        357,793
TISMAC 1989-1         GNMA 10.00%           430%      1,198,983
- ---------------------------------------------------------------
Total Fair Value of Equity Residuals                 $2,764,314
===============================================================

     For purposes of SFAS No. 107, the Company is required to disclose the fair value of its Mortgage Certificates. Information with respect to the fair value of the mortgage certificates collateralizing the CMO Bonds is presented in the table below as of December 31, 1993. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
- ---------------------------------------------------------------------------------------------
(In thousands)
CMOT 28                            $153,880                 $162,103                 $152,080
TMAC 1986-1                          36,461                   39,414                   34,938
TISMAC 1989-1                        64,316                   70,888                   62,997
- ---------------------------------------------------------------------------------------------
                                   $254,657                 $272,405                 $250,015
=============================================================================================

7.  Fair Value of Nonequity Residual Interests and IO Bonds

     General - Substantially all income to the Company is derived from the cash flows from the Company's Residual Interests and IO Bonds. The fair value of a Residual Interest and an IO Bond is the net present value of the projected future cash flows. The amount of cash flows that may be generated from the Company's Residual Interests and IO Bonds are uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the mortgage collateral and, for Residual Interests with variable rate Bond Classes and Inverse IO Bonds, changes in LIBOR and COFI. The following information sets forth assumptions used to calculate the projected cash flows on the Company's Residual Interests and IO Bonds, and the present value of these assets at December 31, 1993 based on various assumptions and discount factors.

     Assumptions - For purposes of the presentations below, the Nonequity Residual Interests have been separated into two groups: Residual Interests in CMOs with fixed rate Bond Classes and Residual Interests in CMOs with one or more LIBOR or COFI Bond Classes still outstanding. The IO Bonds have been separated into two groups: regular IO Bonds and Inverse IO Bonds. For purposes of projecting future cash flows, the following December 31, 1993 one-month LIBOR rate and the 11th District COFI rate for November which was released on December 31, 1993 are used:

        INTEREST RATE ASSUMPTIONS
        -------------------------------------------
        One Month LIBOR                       3.250%
        11th District COFI                    3.822%
        -------------------------------------------

     Principal payments on mortgage loans may be in the form of scheduled amortization or prepayments (for this purpose, "prepayments" includes principal prepayments and liquidations due to default or other dispositions). The prepayment assumptions used herein are based on an assumed rate of prepayment each month of the unpaid principal balance on a pool of mortgage loans. A 100% prepayment assumption assumes prepayment rates of 0.2% per annum of the then outstanding principal balance of such mortgage loans in the first month of the life of such mortgage loans and an additional 0.2% per annum in each month thereafter (for example, 0.4% per annum in the second month) until the 30th month. Beginning with the 30th month and in each month thereafter during the life of such mortgage loans, a 100% prepayment assumption assumes a constant prepayment rate of 6% per annum.

     The prepayment assumptions used to estimate the fair value of the Company's Nonequity Residual Interests and IO Bonds are the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 31, 1993. Bloomberg has obtained this information from sources it believes to be reliable but has not verified such information and assumes no responsibility for the accuracy of such information. The following are the prepayment assumptions used to project cash flows in order to calculate the present value of Nonequity Residual Interests and IO Bonds:

PREPAYMENT ASSUMPTIONS
- ----------------------------------------------------------
                                                   Percent
                               Pass-Through     Prepayment
Mortgage Collateral                    Rate     Assumption
- ----------------------------------------------------------
GNMA Certificates                      7.0%           150%
GNMA Certificates                      9.0%           394%
GNMA Certificates                     10.0%           430%

FNMA/FHLMC Certificates                8.0%           417%
FNMA/FHLMC Certificates                8.5%       467-480%
FNMA/FHLMC Certificates                9.0%           502%
FNMA/FHLMC Certificates                9.5%       518-535%
FNMA/FHLMC Certificates               10.0%           529%
FNMA/FHLMC Certificates               10.5%           496%
- ----------------------------------------------------------

     Neither the interest rates nor the prepayment assumptions used herein purports to be a historical description of interest rates or prepayment experiences or a prediction of future interest rates or prepayments of any pool of mortgage loans. The fair value of the Company's mortgage-related assets can vary dramatically depending on future interest rates, prepayment speeds and the discount factor used.

     Present Value of Projected Cash Flows - The tables which follow set forth the present value at December 31, 1993 of the projected cash flows discounted at the indicated discounted rates subject to the assumptions described above. For example, if cash flows are projected using the assumptions above and Nonequity Residuals Interests in CMOs with fixed rate Bond Classes are discounted at 14% and the Nonequity Residual Interests in CMOs with variable rate Bond Classes are discounted at 18%, the present value of the projected cash flows of the Company's Nonequity Residual Interests would equal approximately $11,919,000. This is the Company's estimate of the fair value of these assets. In addition, if cash flows on the Company's regular IO Bonds are discounted at 14% and the cash flows on its Inverse IO Bonds are discounted at 30%, the present value of the projected cash flows on the IO Bonds would equal $12,144,000. This represents a decrease of $68,000 over the $12,212,000 book value of these assets. The difference of $68,000 is the difference between the present value of cash flows and the actual market values as of December 31, 1993 of FNMA SMBS Trust 7 Class 2 IO and FNMA SMBS Trust 4 Class 2 IO. The book value is the Company's estimate of the fair value of these IO Bonds. There will be differences between the projected cash flows used to calculate the present value of these assets and the actual cash flows received by the Company, and such differences may be material.

PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
- ----------------------------------------------------------------------------
(In thousands)
                   Residual Interests in CMOs with Fixed Rate Bond Classes
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value         $8,015      $7,703       7,414       7,139       6,883

                  Residual Interests in CMOs with Variable Rate Bond Classes
                  ----------------------------------------------------------
Discount Rate            14%         16%         18%         20%         22%
Present Value         $4,875      $4,684      $4,507      $4,344      $4,192
- ----------------------------------------------------------------------------


PRESENT VALUE OF IO BONDS
- ----------------------------------------------------------------------------
(In thousands)
                                 Regular Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value         $5,007      $4,802      $4,613      $4,439      $4,277

                                 Inverse Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            22%         26%         30%         34%         38$
Present Value         $8,521      $7,995      $7,531      $7,115      $6,744
- ----------------------------------------------------------------------------

8.  Short Term Debt

     Short term debt is debt due within 360 days after the end of the year. At December 31, 1993 the Company owed $11,745,000 under two repurchase agreements. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of such borrowings at December 31, 1993 was 3.652%. At December 31, 1992 short-term borrowings totaled $17,957,000 and had a weighted average interest rate of 4%. The Company has no committed lines of credit.

9.  Related Party Transactions

     The Company has entered into an agreement (the "Management Agreement") with the Manager which is renewable annually. In June 1993 the Board of Directors renewed the Management Agreement through June 30, 1994 and it is thereafter renewable annually.

     The Manager advises the Company on various facets of its business and manages its operations, subject to supervision by the Company's Board of Directors. For performing these services, the Manager receives a base management fee of 3/8 of 1% per annum of the Company's average invested assets and an incentive management fee equal to 25% of the amount by which the Company's annualized return on equity, calculated based on taxable income, exceeds the ten-year U.S. Treasury rate plus 1%. Management fees of $179,000, $276,000 and $1,180,000 were earned in 1993, 1992 and 1991, respectively. Within two months of the applicable year end, $31,000 of the 1993 fees, $59,000 of the 1992 fees and $220,000 of the 1991 fees were paid. In order to compensate the Manager for certain administrative functions that the Manager performs with respect to each Residual Interest purchased by the Company, for which neither the Manager nor an affiliate acts as bond administrator, the Company pays the Manager a fee equal to $10,000 per annum for each Residual Interest. A total of $110,000 of these Residual Interest Administration fees were earned by the Manager and paid in 1993 as compared to $100,000 in 1992 and $160,000 in 1991. For 1993 and
1992, the Manager did not charge a Residual Interest Administration Fee on those Residual Interests for which it projected total 1994 and 1993 income of less that $40,000. In addition, the Manager is reimbursed for certain direct expenses incurred on behalf of the Company. At December 31, 1993, all of these reimbursable expenses were paid to the Manager. At December 31, 1992, $29,000 of these reimbursable expenses were due to the Manager, as compared to $32,000 at December 31, 1991. Both amounts were paid within one month after the applicable year end.

10.  Wholly-Owned Subsidiary

     On October 21, 1988 TISMAC, the wholly-owned Subsidiary of the Company, was incorporated for the purpose of issuing CMOs directly. At incorporation 100 shares of TISMAC's common stock were issued to the Company for $100. The assets of the Subsidiary are not available to pay creditors of the Company. The Company has undertaken to indemnify certain parties who have contracted with the Subsidiary against certain losses which they might sustain in carrying out their obligations.

11 . Other Fair Value Disclosure

     The Company has the following other financial instruments: cash and cash equivalents, accrued interest receivable, accounts payable and accrued liabilities, accrued interest payable, short term debt and dividends payable. The carrying amounts of these instruments are reasonable estimates of their fair value due to their short term nature.

12.  Quarterly Financial Data (Unaudited)

- ---------------------------------------------------------------------------------------------
(In thousands,                          First      Second       Third      Fourth
except per share data)                Quarter     Quarter     Quarter     Quarter       Total
- ---------------------------------------------------------------------------------------------
1993
Interest Income                      $11,908     $10,812      $9,137      $7,467     $39,324
Loss before Cumulative Effect
   of Change in Accounting            (5,917)     (2,482)      (6,301)      (860)    (15,560)
Cumulative Effect of
   Change in Accounting                    0           0           0      (9,879)     (9,879)
Net Income (Loss)                     (5,917)      (2,482)     (6,301)   (10,739)    (25,439)
Net Income (Loss) per Share            (0.73)       (0.31)      (0.77)     (1.33)      (3.14)
Dividends Declared per Share            0.05        0.05        0.05        0.05        0.20
- ---------------------------------------------------------------------------------------------
1992
Interest Income                      $16,622      $15,119    $14,034     $13,173     $58,948
Net Income (Loss)                        847     (12,753)      (6,773)    (2,708)    (21,387)
Net Income (Loss) per Share             0.10       (1.57)       (0.84)     (0.33)      (2.64)
Dividends Declared per Share            0.28         0.23       0.05        0.05        0.61
- ---------------------------------------------------------------------------------------------

             TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                                SCHEDULE IX

                           SHORT-TERM BORROWINGS

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                              (In thousands)

                                                             Maximum        Average       Weighted
                                             Weighted         Amount         Amount        Average
Category of                    Balance        Average    Outstanding    Outstanding  Interest Rate
Aggregate Short-term         at End of       Interest     During the     During the     During the
Borrowings                      Period           Rate         Period         Period         Period
- --------------------------------------------------------------------------------------------------

Year Ended December 31, 1993

Repurchase Agreements          $11,745          3.65%        $18,279        $15,234          3.70%

Year Ended December 31, 1992

Repurchase Agreements          $17,957          4.27%        $26,261        $17,301          4.50%

Year Ended December 31, 1991

Repurchase Agreements          $ 7,131          6.67%        $ 7,131        $ 4,192          6.77%


 Item 9.  Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure.

                                Not applicable.


                                 PART III

Item 10.  Information about Directors and Executive Officers of the
Registrant.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1994 Annual Meeting of Stockholders to be held on June 8, 1994.

Item 11.  Executive Compensation.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1994 Annual Meeting of Stockholders to be held on June 8, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1994 Annual Meeting of Stockholders to be held on June 8, 1994.

Item 13.  Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1994 Annual Meeting of Stockholders to be held on June 8, 1994.


                                  PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.

  (a)  Documents filed as part of this report:

     (1) Consolidated financial statements of the Company - as listed in the "Index to Financial included in Part II, Item 8 of this Form 10-K.

     (2) Consolidated financial statement schedules - Schedule IX - Short-term Borrowings

     All financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is given in the consolidated financial statements and notes included in Part II, Item 8 of this Form 10-K.

     (3) Exhibits:

Number    Exhibit
- ------    -------
3(a)      Amended Articles of Incorporation of the Registrant*
3(b)      Amended Bylaws of the Registrant*
4(a)      Specimen Certificate representing $.001 par value Common Stock*
4(b)      Dividend Reinvestment and Share Purchase Plan**
10(a)     Management Agreement between the Registrant and Thrift
          Investment Services*
10(b)     Management Agreement between the Registrant and TIS Financial
          Services, Inc.
10(c)     Bonus Program***
10(d)     Custody Agreement between Registrant and Mellon Bank N.A.****
10(e) Transfer Agency Agreement between Registrant and Mellon Securities Trust Company****
10(f) Reverse Repurchase Agreement between Registrant and Kidder, Peabody & Co.****
10(g) Reverse Repurchase Agreement between Registrant and The First Boston Corporation****
10(h)     Reverse Repurchase Agreement between Registrant and Bear,
          Stearns Securities Corp.*****
10(i) Reverse Repurchase Agreement between Registrant and Shearson Lehman Brothers*****
22        Subsidiaries of the Registrant*****
24        Consent of Arthur Andersen & Co.
- -------------------------------------------------------------------------
___________________________________
* Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-22182) declared effective August 19, 1988.

** Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 33-44526) filed with the Securities and Exchange Commission on December 30, 1991.

*** Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 1-10004) filed with the Securities and Exchange Commission on April 2, 1990.

**** Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 1-10004) filed with the Securities and Exchange Commission on March 30, 1992.

***** Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 1-10004) filed with the Securities and Exchange Commission on March 30, 1993.

(b) Reports on Form 8-K:

     In a report filed on Form 8-K dated January 28, 1993, the Company amended financial statements, exhibits or other portions of its Annual Report for 1991 on Form 10-K.

     In a report filed on Form 8-K dated January 28, 1993, the Company amended financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

     In a report filed on Form 8-K dated January 28, 1993, the Company amended financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     In a report filed on Form 8-K dated January 28, 1993, the Company amended financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TIS MORTGAGE INVESTMENT COMPANY

Date: April 15, 1994                    By:  /s/ Lorraine O. Legg
      --------------                       ----------------------
                                           Lorraine O. Legg, Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                Title                           Date
- ---------                -----                           ----

/s/ Lorraine O. Legg     Director, President and         April 15, 1994
- -----------------------  Principal Executive Officer
Lorraine O. Legg


/s/ John E. Castello     Executive Vice President        April 15, 1994
- -----------------------  (Principal Financial Officer)
John E. Castello


/s/ Michael J. Stone     Controller                      April 15, 1994
- -----------------------
Michael J. Stone


/s/ Patricia M. Howe     Director,                       April 15, 1994
- -----------------------  Chairman of the Board
Patricia M. Howe


/s/ John D. Boyce        Director                        April 15, 1994
- -----------------------
John D. Boyce


/s/ Robert H. Edelstein  Director                        April 15, 1994
- -----------------------
Robert H. Edelstein


/s/ Douglas B. Fletcher  Director                        April 15, 1994
- -----------------------
Douglas B. Fletcher


/s/ Robert W. Ledoux     Director                        April 15, 1994
- -----------------------
Robert W. Ledoux


/s/ Harvie M. Merrill    Director                        April 15, 1994
- -----------------------
Harvie M. Merrill


/s/ Will M. Storey       Director                        April 15, 1994
- -----------------------
Will M. Storey