Form 10-Q
period 1994-03-31
TIS MORTGAGE INVESTMENT CO
filed 1994-05-13
CIK 833088

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1994

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                        Commission File No. 1-10004

                      TIS MORTGAGE INVESTMENT COMPANY

          (Exact name of Registrant as specified in its Charter)

                  Maryland                             94-3067889
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)             Identification No.)

           655 Montgomery Street                         94111
         San Francisco, California                     (Zip Code)
  (Address of principal executive offices)

     Registrant's telephone number, including area code (415) 393-8000
            __________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                 -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date

 Class of Common Stock           Outstanding at May 13, 1994
 ---------------------           ---------------------------
    $.001 Par Value                    8,105,880 Shares

                      TIS MORTGAGE INVESTMENT COMPANY

                                   Index


                      Part I.. Financial Information


Item 1.  Financial Statements (Unaudited)                      Page Number

     Condensed Consolidated Statements of Income
          Three months ended March 31, 1994 and 1993                 3

     Condensed Consolidated Balance Sheets
          March 31, 1994 and December 31, 1993                       4

     Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1994 and 1993                 5

     Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of Financial

     Condition and Results of Operations                            14


                        Part II.  Other Information


Item 6..  Exhibits and Reports on Form 8-K                          16

Part I.  Financial Information

Item 1.  Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
               (Amounts in Thousands except Per Share Data)

                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                             1994        1993
 -----------------------------------------------------------------------------
INTEREST INCOME
Mortgage Certificates, net                                 $5,427     $11,256
Short-term Investments                                         23          52
Residual Interests                                            595          36
Interest Only (IO) Bonds                                      439         539
Other                                                           0          25
                                                       ----------  ----------
                                                            6,484      11,908
                                                       ----------  ----------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
  Interest                                                  5,180      11,750
  Administration Fees                                          41          57
  Amortization of Deferred Bond Issuance Costs                 67         512
Short-term Debt                                               113         157
                                                       ----------  ----------
                                                            5,401      12,476
                                                       ----------  ----------

Net Interest Income (Loss)                                  1,083        (568)

Write-downs of Mortgage Assets                                  0      (4,860)
Management and Residual Interest Administration Fees          (60)        (86)
General and Administrative Expense                           (330)       (492)
                                                       ----------  ----------
Income (Loss) before Minority Interest                        693      (6,006)
Minority Interest                                               0          89
                                                       ----------  ----------
Net Income (Loss)                                            $693     ($5,917)
                                                       ==========  ==========
- ------------------------------------------------------------------------------
Net Income (Loss) per Share Outstanding                     $0.09      ($0.73)

Dividends Declared per Share                                $0.00       $0.05

Weighted Average Shares Outstanding                    8,106            8,106
 -----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Amounts in Thousands)

                                                         March 31,   December 31,
                                                              1994           1993
 --------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS

Real Estate Investments
  Mortgage Certificates, net                              $207,725      $250,015
  Residual Interests                                        11,120         11,919
  Interest Only (IO) Bonds                                  13,523        12,212
  Reserve for Loss on Investments                           (3,852)       (3,852)
                                                       -----------   -----------
     Total Real Estate Investments                         228,516       270,294

Cash and Cash Equivalents                                    2,401           680
Restricted Cash                                              8,428        17,982
Accrued Interest  and Accounts Receivable                    5,562         8,289
Deferred Bond Issuance Costs                                 2,600         2,667
Other Assets                                                   293           278
                                                       -----------   -----------
     Total Assets                                         $247,800      $300,190
                                                       ===========   ===========
 --------------------------------------------------------------------------------
LIABILITIES

Collateralized Mortgage Obligations, net                  $214,068      $268,742
Payable to Affiliate                                            32            31
Accounts Payable and Accrued Liabilities                       163           190
Accrued Interest Payable                                     3,032         3,702
Short-term Debt                                             11,612        11,745
                                                       -----------   -----------
     Total Liabilities                                     228,907       284,410
                                                       -----------   -----------
SHAREHOLDERS' EQUITY

Common Stock, par value $.001 per share;
  100,000,000 shares authorized; 8,105,880
  shares issued and outstanding                                  8             8
Additional Paid-in Capital                                  74,696        74,696
Unrealized Gain on Investments                               3,771         1,351
Retained Earnings                                          (59,582)      (60,275)
                                                       -----------   -----------
     Total Shareholders' Equity                             18,893        15,780
                                                       -----------   -----------
     Total Liabilities and Shareholders' Equity           $247,800      $300,190
                                                       ===========   ===========
 --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Amounts in Thousands)

                                                                Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                                    1994         1993
- --------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                  $693       ($5,917)
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                  (225)           914
   Write-downs of Mortgage Assets                                     0         4,860
   Decrease (Increase) in Accrued Interest and Accounts           2,727         7,697
Receivable
   Decrease in Prepaid Expenses                                    (15)         (255)
   Increase in Payable to Affiliate                                   1             0
   Increase (Decrease) in Accounts Payable and Accrued              (27)          210
Liabilities
   Decrease in Accrued Interest Payable                            (670)         (613)
                                                            -----------   -----------
     Net Cash Provided by (Used in) Operating Activities          2,484         6,896
                                                            -----------   -----------
 -------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-term Debt                             (133)          322
Principal Payments on CMO's                                     (54,633)      (48,372)
Decrease in Minority Interest in Owner Trust Residuals                0           (82)
Cash Dividends Paid on Common Stock                                   0          (405)
                                                            -----------   -----------
     Net Cash Used in Financing Activities                      (54,766)      (48,537)
                                                            -----------   -----------
 -------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease in Restricted Cash                                   9,554         5,428
Principal Reduction in Mortgage Certificates                     42,542        35,943
Principal Reduction in Residual Interests                           828         1,923
Principal Reduction in IO Bonds                                   1,079         1,578
Purchase of IO Bonds                                                  0        (3,071)
                                                            -----------   -----------
     Net Cash Provided by Investment Activities                  54,003        41,801
                                                            -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents              1,721           160
Cash and Cash Equivalents at Beginning of Period                    680           903
                                                            -----------   -----------
Cash and Cash Equivalents at End of Period                       $2,401        $1,063
                                                            ===========   ===========
 -------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 1994 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the December 31, 1993 consolidated financial statements and notes thereto.

Note 2 - Summary of Significant Accounting Policies

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

     For purposes of applying the impairment provisions of SFAS 115, the Company considers its investment in each of its Equity Residuals to be a net cash flow investment (net of CMO Bond interest payments and related CMO Bond administrative expenses). The Company measures other than temporary impairment by comparing the yield on the projected net cash flows from the Equity Residual, (i.e. Mortgage Certificates net of discounts and CMO Bond Liabilities) to a risk free rate. If the yield on the projected cash flows from the Equity Residual is less than a risk free rate, the Company records a reserve to reduce the carrying value to fair value. The fair value is calculated using the forecasted net cash flows discounted at a risk adjusted rate. The risk adjusted rate is determined by the Company using established market transactions for securities having similar characteristics and backed by collateral of similar rate and term.

     The Company recognized a $9,879,000 charge to earnings in 1993 from the cumulative effect at December 31, 1993 of adopting the new standard for assets which meet the definition of other than temporary impairment. For assets which do not meet the definition of other than temporary impairment and for assets where the fair value exceeds amortized cost, the Company has recorded, as a cumulative effect of change in accounting for investments, a net unrealized gain of $3,771,000 directly to equity as prescribed by SFAS 115 for assets classified as available-for-sale. Prior years' consolidated financial statements were not permitted to be restated.

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

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TIS Mortgage Acceptance Corporation ("TISMAC"). The assets of TISMAC are not available to pay creditors of the Company. The Company has undertaken to indemnify certain parties who have contracted with TISMAC against certain losses which they might sustain in carrying out their obligations. In addition, under generally accepted accounting principles, the Company consolidates assets and liabilities of Owner Trust Residuals when over 50% equity interest in the trust is held by the Company. The portion of equity interest of each such Owner Trust Residual not owned by the Company is accounted for as minority interest.

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

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 3 - Mortgage Certificates

     Information is presented in the table below as of March 31, 1994 and December 31, 1993 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
(In thousands)

March 31, 1994
                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
- ---------------------------------------------------------------------------------------------
CMOT 28                            $127,207                 $131,421                 $125,401
TMAC 1986-1                          30,712                   33,268                   29,241
TISMAC 1989-1                        54,196                   58,870                   53,083
- ---------------------------------------------------------------------------------------------
                                   $212,115                 $223,559                 $207,725
=============================================================================================
December 31, 1993
CMOT 28                            $153,880                 $162,103                 $152,080
TMAC 1986-1                          36,461                   39,414                   34,938
TISMAC 1989-1                        64,316                   70,888                   62,997
- ---------------------------------------------------------------------------------------------
                                   $254,657                 $272,405                 $250,015
=============================================================================================

Note 4 - Residual Interests

     Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
(In thousands)
                                                                     Book Value
                                                            ----------------------------
                                                  Purchase      March 31,   December 31,
Residual Series                                      Price           1994           1993
- ----------------------------------------------------------------------------------------
Nonequity Residual Interests
- ----------------------------
DBLU                                             $  5,169         $  110      $     138
FNMA 88-22                                         10,387          1,864          1,679
PB-4                                               10,523          2,909          2,828
CMSC I                                              8,642            104            105
PB-7                                                3,994            451            419
FHLMC 21                                            5,361              9             19
ML-38                                               1,306          1,343          1,814
OXFORD 3F                                           1,382              4              3
FHLMC 25                                            4,934              9             11
LFR-9                                               2,589            218            219
DBLS                                                2,424            469            453
BT 88-1                                             1,537            535            658
RYLAND 62                                           3,039            690            644
CMSC 88-2                                           2,554            582            575
PB-5                                               16,112          1,823          2,354
- ----------------------------------------------------------------------------------------
                                                                  11,120         11,919
- ----------------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
- ----------------------------------------
TMAC 1986-2                                            67              0               0
TMAC 1987-3                                           165              0               0
- ----------------------------------------------------------------------------------------
Total Residual Interests                                         $11,120         $11,919
========================================================================================

Certain characteristics of the Company's residual interests are presented in the following tables:

                              CMO COLLATERAL
- -----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted  Mar. 31, 1994      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
- -----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
- -------------------------
CMOT 28                              Fixed         FNMA            8.50%       $127,207        9.10%        274.4
TMAC 1986-1                          Fixed         FHLMC           9.00%         31,674       10.00%        263.0
TISMAC 1989-1                        Fixed        GNMA I          10.00%         54,196       10.50%        296.9
TMAC 1986-2                          Fixed         FHLMC           9.50%         15,346       10.10%        251.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         36,189        9.80%        255.0

Nonequity Residual Interests
- ----------------------------
DBLU                                Variable      GNMA I          10.00%        $81,403       10.50%        282.0
FNMA 88-22                          Variable       FNMA            9.50%         34,034       10.10%        290.3
PB-4                                Variable      GNMA I          10.00%         55,337       10.50%        287.1
CMSC I                               Fixed         FNMA            9.50%         73,082       10.10%        258.2
PB-7                                 Fixed        GNMA I          10.00%         84,596       10.50%        290.7
FHLMC 21                             Fixed         FHLMC           9.50%        157,897       10.20%        288.8
ML-38                                Fixed         FNMA            9.50%         33,082       10.20%        291.5
OXFORD 3F                            Fixed         FHLMC           8.50%         99,053        9.10%        270.0
FHLMC 25                             Fixed         FHLMC           9.50%         89,964       10.30%        286.8
LFR-9                                Fixed         FNMA            9.50%         24,540       10.20%        290.0
DBLS                                 Fixed         FNMA           10.00%         55,414       10.60%        283.0
BT 88-1                              Fixed         GNMA            9.00%         42,054        9.50%        276.0
RYLAND-62                            Fixed         GNMA           10.00%         42,331       10.50%        284.4
CMSC 88-2                            Fixed         FHLMC          10.50%         33,738       11.30%        227.0
PB-5                                 Fixed         FNMA            9.50%         31,521       10.10%        280.8
=================================================================================================================

                         EQUITY RESIDUAL INTERESTS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Mar. 31, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300         63,314          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         69,459          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000       $132,773
- -------------------------------------------------------------------------------------------------------------------------

2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         27,215          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750         10,256          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $37,471
- -------------------------------------------------------------------------------------------------------------------------

3) TIS Mortgage      Jun 29, 1989   100.000%     $1,302       1-A    $ 10,100        $     0         10.00%   Mar 1, 2016
Acceptance Corp.                                              1-B      29,030         20,448         10.00%   Nov 1, 2017
Series 1989-1                                                 1-C      14,260         14,260         10.00%   Aug 1, 2018
(TISMAC 89-1)                                                 1-D      18,887         18,887         10.00%   Jul 1, 2019
June 29, 1989                                                 1-E      63,590              0         10.00%   Jun 1, 2016
                                                              1-F      63,533              0         10.00%   Jul 1, 2019
                                                                R         600            600  Residual Bond   Jul 1, 2019
                                                                     --------       --------
                                                                     $200,000        $54,195
- -------------------------------------------------------------------------------------------------------------------------

4) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $11,141     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          4,205    25.11987% -  Mar 20, 2018
                                                                     --------       --------
                                                                     $100,000        $15,346    (2.00959) x LIBOR
- -------------------------------------------------------------------------------------------------------------------------
5) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070        $ 2,669     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39.765         15,816          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         17,704          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $36,189
- -------------------------------------------------------------------------------------------------------------------------
Total                                                                               $275,974
Less Residual Bond                                                                       600
- -------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $275,374
=========================================================================================================================

                       NONEQUITY RESIDUAL INTERESTS
                          VARIABLE RATE RESIDUALS
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO Bond Data (100% of Issue)
                                                        --------------------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Mar. 31, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond      Bond       Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon       Cap     Maturity
- ----------------------------------------------------------------------------------------------------------------------------------
1) Drexel            Aug 30, 1988    20.267%     $5,169       U-1    $135,000        $41,208           9.3%            Jun 1, 2017
Burnham                                                       U-2      40,000         40,000            10%            Sep 1, 2018
Lambert CMO                                                  U-3F      87,500              0     LIBOR+.95%    14.25%  Sep 1, 2018
Trust Series U                                              U-4AV      10,000              0    Zero Coupon            Jun 1, 2015
(DBLU)                                                      U-5AV      27,500              0    Zero Coupon            Sep 1, 2018
Aug 30, 1988                                                  U-6         750            203  Residual Bond            Sep 1, 2018
                                                                     --------        -------
                                                                     $300,750        $81,411
- ----------------------------------------------------------------------------------------------------------------------------------
2) FNMA Series       Aug 30, 1988    40.000%    $10,387      22-A    $146,140        $24,869     COFI+1.25%    13.00%  Aug 25,2018
1988-22                                                      22-B      53,820          9,159    Zero Coupon            Aug 25,2018
(FNMA 88-22)                                                 22-R          40              7  Residual Bond            Aug 25,2018
                                                                     --------        -------
Aug 30, 1988                                                         $200,000        $34,035
- ----------------------------------------------------------------------------------------------------------------------------------
3) Prue Bache        Aug 29, 1988    33.571%    $10,523       4-A    $160,440        $42,312     COFI+1.25%    13.00%  Sep 1, 2018
CMO Trust 4                                                   4-B      49,420         13,033    Zero Coupon            Sep 1, 2018
(PB-4)                                                          R         140             37  Residual Bond            Sep 1, 2018
                                                                     --------        -------
Aug 29, 1988                                                         $210,000        $55,382
==================================================================================================================================

                           FIXED RATE RESIDUALS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Mar. 31, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000       $      0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         43,585          9.45%   May 1, 2013
Securities Corp.         Subtotal    88.000%     $8,642    I-3(Z)      15,000         29,524          9.45%   Feb 1, 2017
                                                                     --------       --------
Series I (CMSC I)                                                    $500,000       $ 73,109
Jan 28, 1987
- -------------------------------------------------------------------------------------------------------------------------
2) Prue Bache        Dec 29, 1988    29.000%     $3,994       7-A    $ 20,080       $      0          9.75%   Sep 1, 2000
CMO Trust 7                                                   7-B      40,410              0          9.50%   Mar 1, 2009
(PB-7)                                                        7-C      19,460              0          9.60%   Aug 1, 2011
Dec 29, 1988                                                  7-D      12,000              0    Zero Coupon   Mar 1, 2013
                                                              7-E      37,880         18,153          9.70%   Jan 1, 2015
                                                              7-F      35,690         35,690          9.83%   May 1, 2017
                                                           7-G(Z)      10,360              0          9.50%   Feb 1, 2018
                                                              7-H      30,830         30,830          9.00%   Jan 1, 2019
                                                              7-I      51,930              0          9.00%   Jan 1, 2019
                                                              7-J      41,510              0          9.63%   Jan 1, 2019
                                                                R         100              0  Residual Bond   Jan 1, 2019
                                                                     --------       --------
                                                                     $300,250       $ 84,673
- -------------------------------------------------------------------------------------------------------------------------
3) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A  $  140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408         17,497          9.45%  Sep 15, 2011
                                                             21-Z      84,750        140,383          9.50%  Jan 15, 2020
                                                                R         100             16  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $157,896
- -------------------------------------------------------------------------------------------------------------------------
4) Merrill Lynch      Jan 6, 1989   100.000%     $1,306         A    $ 51,810       $      0          9.05%  Oct 27, 2012
Series 38                                                       B      36,200          9,232          9.45%  Dec 27, 2016
(ML-38)                                                         C       7,400          7,400          9.45%  Aug 27, 2017
Nov 30, 1988                                                    D      16,400         16,400          9.45%  Nov 27, 2018
                                                                E      31,610              0          9.10%  Mar 27, 2016
                                                                F      18,580              0          9.15%  Sep 27, 2017
                                                                G      38,000              0          9.40%  Nov 27, 2018
                                                                H          50             50  Residual Bond  Nov 27, 2018
                                                                     --------       --------
                                                                     $200,050       $ 33,032
- -------------------------------------------------------------------------------------------------------------------------
5) Oxford            Feb 29, 1989   100.000%     $1,382       F-1    $ 51,600       $      0          7.19%  Nov 20, 2001
CMO Trust III                                                 F-2     112,000              0          7.98%  Oct 20, 2010
Series F                                                      F-3      15,000              0          8.32%  Jul 20, 2011
(OXFORD 3F)                                                   F-4      83,500              0          8.45%  Oct 20, 2014
May 28, 1987                                                  F-5      90,000         51,087          8.45%  May 20, 2017
                                                              F-6      48,000         48,000          8.45%  Jun 20, 2018
                                                                     --------       --------
                                                                     $400,100       $ 99,077
- -------------------------------------------------------------------------------------------------------------------------
6) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923       $      0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         46,006          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             18  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000       $ 89,964
- -------------------------------------------------------------------------------------------------------------------------
7) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A    $ 11,000       $      0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         16,060    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          9,532    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------       --------
                                                                     $150,000       $ 25,742
- -------------------------------------------------------------------------------------------------------------------------
8) Drexel Burnham    Apr 16, 1991    33.328%     $2,424       S-1    $ 96,500       $      0          8.50%   Apr 1, 2011
Lambert                                                       S-2      75,000         55,830          9.00%   Aug 1, 2018
Series S                                                      S-3      68,500              0          9.00%   Feb 1, 2014
(DBLS)                                                     S-4(Z)      10,000            876          9.50%   Aug 1, 2018
June 30, 1988                                                 S-5         625            142  Residual Bond   Aug 1, 2018
                                                                     --------       --------
                                                                     $250,625       $ 56,848
- -------------------------------------------------------------------------------------------------------------------------
9) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722       $      0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         24,609          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         22,789          8.63%   Apr 1, 2018
                                                                     --------       --------
                                                                     $100,000       $ 47,398
- -------------------------------------------------------------------------------------------------------------------------

10) Ryland           May 29, 1991    42.000%     $3,039      62-A    $ 58,355       $ 26,085          8.85%   May 1, 2018
Acceptance                                                   62-B      31,365              0          9.00%   Jul 1, 2009
Corp 4                                                       62-C       6,000              0          8.85%   Dec 1, 2009
Series 62                                                    62-D      12,880              0          7.50%   Feb 1, 2011
(RYLAND 62)                                                  62-E      32,000            929          9.05%   Nov 1, 2012
Jan 28, 1988                                                 62-F       9.400         15,268          8.00%   Mar 1, 2018
                                                             62-R         200             50  Residual Bond   Mar 1, 2018
                                                                     --------       --------
                                                                     $150,200       $ 42,332
- -------------------------------------------------------------------------------------------------------------------------

11) Collateralized    Jun 4, 1991    46.000%     $2,554         A    $ 84,680       $      0          9.15%  Oct 20, 2018
Mortgage                                                        B     100,500         33,739          8.80%  Apr 20, 2019
Securities Corp.                                                C      14,820              0          9.90%  Apr 20, 2019
Series 1988-2                                                        --------       --------
(CMSC 88-2)                                                          $200,000       $ 33,739
March 31, 1988

- -------------------------------------------------------------------------------------------------------------------------
12) Prue Bache      Sept 29, 1988   100.000%    $16,112       5-A    $ 30,130       $      0          9.00%   Aug 1, 2005
CMO Trust 5                                                   5-B      45,830              0     LIBOR+0.5%   Oct 1, 2012
(PB-5)                                                        5-C      21,250              0          7.05%   Oct 1, 2014
Sept 29, 1988                                                 5-D      28,640              0          7.75%   Nov 1, 2016
                                                              5-E      34,229         31,531          8.25%   Oct 1, 2018
                                                              5-F       6,181              0    Zero Coupon   Oct 1, 2018
                                                              5-G       6,980              0    Zero Coupon   Oct 1, 2018
                                                              5-H      26,026              0    LIBOR+1.00%   Oct 1, 2018
                                                                R         800              0  Residual Bond   Oct 1, 2018
                                                                     --------       --------
                                                                     $200,066       $ 31,531
=========================================================================================================================

Note 5 - IO and PO Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds.
Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
- ------------------------
(In thousands)

                                                            Book Value
                                                    --------------------------
Name and Issuer                           Purchase     March 31,  December 31,
and Series                                   Price          1994          1993
- ------------------------------------------------------------------------------
FNMA SMBS Trust 7 Class 2 IO                $9,541        $2,574        $1,918
Pru Home Mtg Corp Series 1992-7              4,776         1,281         1,135
Sears Mtg Sec Corp Series 1992-6             2,611           581           568
Bear Stearns Mtg Sec Series 1992-1           2,720           347           437
FNMA SMBS Trust 4 Class 2 IO                 2,909           724           623
FNMA Series 1992-123 Class S                 8,203         4,054         4,044
FHLMC Series 1993-1483 Class SA              3,071         2,828         2,441
FHLMC-G Series 24 Class SK                     998         1,134         1,046
- ------------------------------------------------------------------------------
                                                         $13,523       $12,212
==============================================================================

     The Company currently holds no PO Bonds nor does it have commitments to purchase additional IO or PO Bonds. Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
- -------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  Mar. 31, 1994     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
- -------------------------------------------------------------------------------------------------------------
1) FNMA SMBS         Feb 21, 1992      $4,576        FNMA       8.500%         $9,358       9.17%       264.0
Trust 7              Mar 16, 1992       4,965
Class 2 IO                             $9,541
April 1, 1987
- -------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5873%        $81,054       8.78%       329.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- -------------------------------------------------------------------------------------------------------------
3) Sears             Mar 30, 1992      $2,611         NON      0.0171%        $88,744     8.4045%       330.0
Mortgage                                           AGENCY
Securities
Corporation
Series 1992-6
March 25, 1992
- -------------------------------------------------------------------------------------------------------------
4) Bear Stearns      May 28, 1992      $2,720         NON      0.5624%        $10,012       9.66%       264.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
- -------------------------------------------------------------------------------------------------------------
5) FNMA SMBS        June 18, 1992      $2,909        FNMA       9.500%         $2,736      10.09%       259.0
Trust 4
Class 2 IO
March 2, 1987
- -------------------------------------------------------------------------------------------------------------
6) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $6,692       8.96%       332.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
- -------------------------------------------------------------------------------------------------------------
7) FHLMC             Mar 30, 1993      $3,071       FHLMC      35.4% -         $5,600       8.50%       338.0
Series 1993-1483                                             (4*LIBOR)
Class S A
March 30, 1993
- -------------------------------------------------------------------------------------------------------------
8) FHLMC-G           Nov 30, 1993        $998        GNMA     8.0 %  -        $10,000        7.0%       350.0
Series 24                                                        LIBOR
Class S K
October 12, 1993
=============================================================================================================

Note 6 - Short-Term Debt

     Short-term debt is due within 360 days after the end of the quarter. At March 31, the Company owed $11,612,000 under three repurchase agreements. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at March 31, 1994 was 4.10%. The debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $22,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  GENERAL

     The Company primarily invests in the Residual Interests of CMOs and other mortgage-related assets. The mortgage collateral underlying the CMOs in the Company's portfolio of Residual Interests are mortgage-backed certificates issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

     The Company is not in the business of selling its real estate investments and therefore purchases these assets with the intention of holding them to term. However, from time to time the Company may sell an asset as part of the Company's ongoing effort to adjust its portfolio composition to reflect changes in economic conditions. The Company may also occasionally acquire real estate assets which are available for sale before their term. It may also utilize hedging strategies with certain mortgage-related assets and other instruments which would not be held to term.

     The Company's net income is sensitive to changes in mortgage prepayments and interest rates. The Company attempts to reduce the prepayment and interest rate risks by purchasing mortgage-related assets which have characteristics and yields that complement the characteristics and yields of existing assets.

                           RESULTS OF OPERATIONS

     The Company had net income of $693,000, or $0.09 per share, for the quarter ended March 31, 1994. This compares to a net loss of $5,917,000, or $0.73 per share, for the quarter ended March 31, 1993. The Company did not pay a dividend in the first quarter of 1994, but did declare and pay dividends of $0.05 per share for the first quarter of 1993.

     The dramatic improvement in earnings in 1994 as compared to 1993 is primarily attributable to the change in accounting principle described in
Note 2 which significantly reduced the amortized cost of many of the Company's CMO Ownership Interests. As a result, earnings from these assets improved in the first quarter of 1994 and the need for additional write-downs which existed throughout 1992 and 1993 no longer existed. In addition, first quarter 1994 results reflect a lowering of mortgage prepayment expectations from prior periods due to a higher mortgage interest rate environment in the period. The National Mortgage Home owner Commitment Rate for 30 year U.S. mortgages was at 7.80% as compared to 7.13% at December 31, 1993 and 7.50% at March 26, 1993.

     The net loss for the quarter ended March 31, 1993 was primarily due to significant increases in both actual mortgage prepayments and the forecast of future prepayments over the levels that existed at the end of the previous quarter. This resulted in downward adjustment in the carrying value of some of the Company's mortgage-related assets totaling $4,860,000.

     The Manager oversees the operations of the Company pursuant to a management agreement. For the quarter ended March 31, 1994, the Company incurred management fees of $34,712 and Residual Interest Administration Fees of $25,000. This compares to management fees of $59,000 and Residual Interest Administrative Fees of $27,000 for the first quarter of 1993. A major portion of the management fee is the incentive fee which varies based on the earnings performance of the Company. The incentive management fee is equal to 25% of the amount by which the Company's annualized return on equity, calculated using taxable income, exceeds the ten-year US Treasury rate plus 1%. The results for the period were such that there was no incentive management fee in the first quarter of 1994.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments and other mortgage-related assets.

     The Company currently has agreements with several investment banking firms to borrow funds under repurchase agreements. At March 31, 1994 the Company had borrowings outstanding under these agreements totaling $11,612,000. This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $22,000,000. The Company did not have any other outstanding borrowings.

     The Company has no committed lines of credit. Management of the Company believes that cash flows from operations and the availability of repurchase agreements are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including payment of dividends to its stockholders, which must equal at least 95% of the Company's taxable income in order for the Company to qualify as a REIT.

                        DIVIDEND REINVESTMENT PLAN

     The Company has a Dividend Reinvestment and Share Purchase Plan designed to enable shareholders to have their dividends from the Company automatically invested in additional shares of the Company. Mellon Securities Trust Company, which is unaffiliated with the Company, acts as the Plan Administrator. The purpose of the Plan is to provide shareholders with a convenient and economical way of investing dividends in additional shares of the Company's Common Stock. These shares will be purchased on the open market or, at the direction of the Company's Board of Directors, directly from the Company at a 3% discount from the open market price. The Company has registered 1,000,000 Common shares for possible issuance under the Plan. The impact on liquidity from the Dividend Reinvestment and Share Purchase Plan, if any, is expected to be immaterial.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.   Legal Proceedings
          -----------------
          Not Applicable

ITEM 2.   Changes in Securities
          ---------------------
          Not Applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not Applicable

ITEM 5.   Other Information
          -----------------
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          The Company filed no reports on Form 8-K during the quarter ended March 31, 1994.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TIS MORTGAGE INVESTMENT COMPANY

Date:  May 13, 1994                     By:  /s/ Lorraine O. Legg
      --------------                       -------------------------------
                                           Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:  May 13, 1994                     By:  /s/ John E. Castello
      --------------                       -------------------------------
                                           John E. Castello, Executive Vice
                                           President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)