Form 10-Q
period 1994-06-30
TIS MORTGAGE INVESTMENT CO
filed 1994-08-11
CIK 833088

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1994

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

 Class of Common Stock          Outstanding at August 10, 1994
 ---------------------           ---------------------------
    $.001 Par Value                    8,105,880 Shares

                      TIS MORTGAGE INVESTMENT COMPANY

                                   Index


                      Part I.. Financial Information


Item 1.  Financial Statements (Unaudited)                      Page Number

     Condensed Consolidated Statements of Income
          Three months and six months ended
          June 30, 1994 and 1993                                     3

     Condensed Consolidated Balance Sheets
          June 30, 1994 and December 31, 1993                        4

     Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1994 and 1993                    5

     Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        14


                        Part II.  Other Information


Item 6..  Exhibits and Reports on Form 8-K                          16

Part I.  Financial Information

Item 1.  Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
               (Amounts in Thousands except Per Share Data)

                                                         Three Months Ended        Six Months Ended
                                                               June 30                  June 30
                                                       ----------------------   ----------------------
                                                             1994        1993          1994        1993
 ------------------------------------------------------------------------------------------------------
INTEREST INCOME
Mortgage Certificates, net                                 $4,683     $10,025       $10,110     $21,281
Short-term Investments                                         37          43            60          95
Residual Interests                                            820          26         1,415          62
Interest Only (IO) Bonds                                      687         695         1,126       1,234
Other                                                           0          23             0          48
                                                       ----------  ----------    ----------  ----------
                                                            6,227      10,812        12,711      22,720
                                                       ----------  ----------    ----------  ----------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
  Interest                                                  4,641      10,194         9,821      21,944
  Administration Fees                                          44          57            85         114
  Amortization of Deferred Bond Issuance Costs                 84         538           151       1,050
Short-term Debt                                               114         160           227         317
                                                       ----------  ----------    ----------  ----------
                                                            4,883      10,949        10,284      23,425
                                                       ----------  ----------    ----------  ----------

Net Interest Income (Loss)                                  1,344        (137)       2,427        (705)

Write-downs of Mortgage Assets                                  0      (2,067)           0      (6,927)
Management and Residual Interest Administration Fees          (47)        (71)        (107)       (157)
General and Administrative Expense                           (318)       (291)        (648)       (783)
                                                       ----------  ----------    ----------  ----------
Income (Loss) before Minority Interest                        979      (2,566)       1,672      (8,572)
Minority Interest                                               0          84            0         172
                                                       ----------  ----------    ----------  ----------
Net Income (Loss)                                            $979     ($2,482)      $1,672     ($8,400)
                                                       ==========  ==========    ==========  ==========
 ------------------------------------------------------------------------------------------------------
Net Income (Loss) per Share Outstanding                     $0.12      ($0.31)       $0.21      ($1.04)

Dividends Declared per Share                                $0.00       $0.05        $0.00       $0.10

Weighted Average Shares Outstanding                         8,106       8,106        8,106        8,106
 ------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Amounts in Thousands)

                                                          June 30,   December 31,
                                                              1994           1993
 --------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS

Real Estate Investments
  Mortgage Certificates, net                              $181,102      $250,015
  Residual Interests                                        10,021        11,919
  Interest Only (IO) Bonds                                  12,239        12,212
  Multifamily Mortgage Bond                                    982             0
  Reserve for Loss on Investments                           (3,852)       (3,852)
                                                       -----------   -----------
     Total Real Estate Investments                         200,492       270,294

Cash and Cash Equivalents                                    1,109           680
Restricted Cash                                              5,775        17,982
Accrued Interest and Accounts Receivable                     4,244         8,289
Deferred Bond Issuance Costs                                 2,516         2,667
Other Assets                                                   192           278
                                                       -----------   -----------
     Total Assets                                         $214,328      $300,190
                                                       ===========   ===========
 --------------------------------------------------------------------------------
LIABILITIES

Collateralized Mortgage Obligations, net                  $183,703      $268,742
Payable to Affiliate                                            27            31
Accounts Payable and Accrued Liabilities                        36           190
Accrued Interest Payable                                     2,645         3,702
Short-term Debt                                              9,552        11,745
                                                       -----------   -----------
     Total Liabilities                                     195,963       284,410
                                                       -----------   -----------
SHAREHOLDERS' EQUITY

Common Stock, par value $.001 per share;
  100,000,000 shares authorized; 8,105,880
  shares issued and outstanding                                  8             8
Additional Paid-in Capital                                  74,696        74,696
Unrealized Gain on Investments                               2,264         1,351
Retained Earnings                                          (58,603)      (60,275)
                                                       -----------   -----------
     Total Shareholders' Equity                             18,365        15,780
                                                       -----------   -----------
     Total Liabilities and Shareholders' Equity           $214,328      $300,190
                                                       ===========   ===========
 --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Amounts in Thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                                    1994         1993
- - --------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                $1,672       ($8,400)
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                   (207)        1,596
   Write-downs of Mortgage Assets                                     0         6,927
   Decrease (Increase) in Accrued Interest
     and Accounts Receivable                                      4,085         5,586
   Decrease in Prepaid Expenses                                      84            33
   Increase in Payable to Affiliate                                  (4)          (8)
   Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                                       (154)           69
   Decrease in Accrued Interest Payable                          (1,057)       (1,249)
                                                            -----------   -----------
     Net Cash Provided by (Used in) Operating Activities          4,379         4,554
                                                            -----------   -----------
 -------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-term Debt                           (2,193)       (1,992)
Principal Payments on CMO's                                     (85,163)      (94,719)
Decrease in Minority Interest in Owner Trust Residuals                0        (1,275)
Cash Dividends Paid on Common Stock                                   0          (811)
                                                            -----------   -----------
     Net Cash Used in Financing Activities                      (87,356)      (98,797)
                                                            -----------   -----------
 -------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease in Restricted Cash                                  12,207        (4,838)
Principal Reduction in Mortgage Certificates                     69,623        96,347
Principal Reduction in Residual Interests                           917         3,726
Principal Reduction in IO Bonds                                   1,641         3,178
Investments in Equity Residuals                                       0          (340)
Purchase of Multifamily Mortgage Bond                              (982)            0
Purchase of IO Bonds                                                  0        (3,071)
                                                            -----------   -----------
     Net Cash Provided by Investment Activities                  83,406        95,002
                                                            -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents                429           759
Cash and Cash Equivalents at Beginning of Period                    680           903
                                                            -----------   -----------
Cash and Cash Equivalents at End of Period                       $1,109        $1,662
                                                            ===========   ===========
 -------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the December 31, 1993 consolidated financial statements and notes thereto.

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

     The Company recognized a $9,879,000 charge to earnings in 1993 from the cumulative effect at December 31, 1993 of adopting the new standard for assets which meet the definition of other than temporary impairment. For assets which do not meet the definition of other than temporary impairment and for assets where the fair value exceeds amortized cost, the Company has recorded, as a cumulative effect of change in accounting for investments, a net unrealized gain of $2,264,000 directly to equity as prescribed by SFAS 115 for assets classified as available-for-sale. Prior years' consolidated financial statements were not permitted to be restated.

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

Note 3 - Mortgage Certificates

     Information is presented in the table below as of June 30, 1994 and December 31, 1993 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
(In thousands)

June 30, 1994
                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
- - ---------------------------------------------------------------------------------------------
CMOT 28                            $113,023                 $113,941                 $111,178
TMAC 1986-1                          26,945                   28,350                   25,560
TISMAC 1989-1                        45,294                   48,564                   44,364
- - ---------------------------------------------------------------------------------------------
                                   $185,262                 $190,855                 $181,102
=============================================================================================
December 31, 1993
CMOT 28                            $153,880                 $162,103                 $152,080
TMAC 1986-1                          36,461                   39,414                   34,938
TISMAC 1989-1                        64,316                   70,888                   62,997
- - ---------------------------------------------------------------------------------------------
                                   $254,657                 $272,405                 $250,015
=============================================================================================

Note 4 - Residual Interests

     Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
(In thousands)
                                                                     Book Value
                                                            ----------------------------
                                                  Purchase       June 30,   December 31,
Residual Series                                      Price           1994           1993
- - ----------------------------------------------------------------------------------------
Nonequity Residual Interests
- - ----------------------------
DBLU                                             $  5,169         $   81      $     138
FNMA 88-22                                         10,387          1,792          1,679
PB-4                                               10,523          2,709          2,828
CMSC I                                              8,642            104            105
PB-7                                                3,994            444            419
FHLMC 21                                            5,361              7             19
ML-38                                               1,306          1,120          1,814
OXFORD 3F                                           1,382              0              3
FHLMC 25                                            4,934              8             11
LFR-9                                               2,589            206            219
DBLS                                                2,424            459            453
BT 88-1                                             1,537            462            658
RYLAND 62                                           3,039            562            644
CMSC 88-2                                           2,554            535            575
PB-5                                               16,112          1,532          2,354
- - ----------------------------------------------------------------------------------------
                                                                  10,021         11,919
- - ----------------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
- - ----------------------------------------
TMAC 1986-2                                            67              0               0
TMAC 1987-3                                           165              0               0
- - ----------------------------------------------------------------------------------------
Total Residual Interests                                         $10,021         $11,919
========================================================================================

Certain characteristics of the Company's residual interests are presented in the following tables:

                              CMO COLLATERAL
- - -----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted  June 30, 1994      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
- - -----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
- - -------------------------
CMOT 28                              Fixed         FNMA            8.50%       $113,023        9.10%        271.4
TMAC 1986-1                          Fixed         FHLMC           9.00%         27,727       10.00%        260.0
TISMAC 1989-1                        Fixed        GNMA I          10.00%         45,294       10.50%        293.9
TMAC 1986-2                          Fixed         FHLMC           9.50%         13,131       10.10%        248.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         32,116        9.80%        252.0

Nonequity Residual Interests
- - ----------------------------
DBLU                                Variable      GNMA I          10.00%        $70,418       10.50%        279.0
FNMA 88-22                          Variable       FNMA            9.50%         29,665       10.10%        287.3
PB-4                                Variable      GNMA I          10.00%         47,747       10.50%        284.1
CMSC I                               Fixed         FNMA            9.50%         64,583       10.10%        255.2
PB-7                                 Fixed        GNMA I          10.00%         72,349       10.50%        287.7
FHLMC 21                             Fixed         FHLMC           9.50%        136,097       10.20%        285.8
ML-38                                Fixed         FNMA            9.50%         28,454       10.20%        288.5
OXFORD 3F                            Fixed         FHLMC           8.50%         84,088        9.10%        267.0
FHLMC 25                             Fixed         FHLMC           9.50%         79,078       10.30%        283.8
LFR-9                                Fixed         FNMA            9.50%         21,151       10.20%        287.0
DBLS                                 Fixed         FNMA           10.00%         48,855       10.60%        280.0
BT 88-1                              Fixed         GNMA            9.00%         37,836        9.50%        273.0
RYLAND-62                            Fixed         GNMA           10.00%         36,135       10.50%        281.4
CMSC 88-2                            Fixed         FHLMC          10.50%         28,957       11.30%        224.0
PB-5                                 Fixed         FNMA            9.50%         27,980       10.10%        277.8
=================================================================================================================

                         EQUITY RESIDUAL INTERESTS
- - -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  June 30, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- - -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300         45,333          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         70,926          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000       $116,259
- - -------------------------------------------------------------------------------------------------------------------------

2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         26,130          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750          5,544          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $31,674
- - -------------------------------------------------------------------------------------------------------------------------

3) TIS Mortgage      Jun 29, 1989   100.000%     $1,302       1-A    $ 10,100        $     0         10.00%   Mar 1, 2016
Acceptance Corp.                                              1-B      29,030         11,547         10.00%   Nov 1, 2017
Series 1989-1                                                 1-C      14,260         14,260         10.00%   Aug 1, 2018
(TISMAC 89-1)                                                 1-D      18,887         18,887         10.00%   Jul 1, 2019
June 29, 1989                                                 1-E      63,590              0         10.00%   Jun 1, 2016
                                                              1-F      63,533              0         10.00%   Jul 1, 2019
                                                                R         600            600  Residual Bond   Jul 1, 2019
                                                                     --------       --------
                                                                     $200,000        $45,294
- - -------------------------------------------------------------------------------------------------------------------------

4) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600         $9,533     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          3,598    25.11987% -  Mar 20, 2018
                                                                     --------       --------
                                                                     $100,000        $13,131    (2.00959) x LIBOR
- - -------------------------------------------------------------------------------------------------------------------------
5) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070        $ 2,023     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765         11,991          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         18,102          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $32,116
- - -------------------------------------------------------------------------------------------------------------------------
Total                                                                               $238,474
Less Residual Bond                                                                       600
- - -------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $237,874
=========================================================================================================================

                       NONEQUITY RESIDUAL INTERESTS
                          VARIABLE RATE RESIDUALS
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO Bond Data (100% of Issue)
                                                        --------------------------------------------------------------------------
Name of Issuer                                      TIS               Initial  June 30, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond      Bond       Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon       Cap     Maturity
- - ----------------------------------------------------------------------------------------------------------------------------------
1) Drexel            Aug 30, 1988    20.267%     $5,169       U-1    $135,000        $30,242           9.3%            Jun 1, 2017
Burnham                                                       U-2      40,000         40,000            10%            Sep 1, 2018
Lambert CMO                                                  U-3F      87,500              0     LIBOR+.95%    14.25%  Sep 1, 2018
Trust Series U                                              U-4AV      10,000              0    Zero Coupon            Jun 1, 2015
(DBLU)                                                      U-5AV      27,500              0    Zero Coupon            Sep 1, 2018
Aug 30, 1988                                                  U-6         750            176  Residual Bond            Sep 1, 2018
                                                                     --------        -------
                                                                     $300,750        $70,418
- - ----------------------------------------------------------------------------------------------------------------------------------
2) FNMA Series       Aug 30, 1988    40.000%    $10,387      22-A    $146,140        $21,676     COFI+1.25%    13.00%  Aug 25,2018
1988-22                                                      22-B      53,820          7,983    Zero Coupon            Aug 25,2018
(FNMA 88-22)                                                 22-R          40              6  Residual Bond            Aug 25,2018
                                                                     --------        -------
Aug 30, 1988                                                         $200,000        $29,665
- - ----------------------------------------------------------------------------------------------------------------------------------
3) Prue Bache        Aug 29, 1988    33.571%    $10,523       4-A    $160,440        $36,509     COFI+1.25%    13.00%  Sep 1, 2018
CMO Trust 4                                                   4-B      49,420         11,246    Zero Coupon            Sep 1, 2018
(PB-4)                                                          R         140             32  Residual Bond            Sep 1, 2018
                                                                     --------        -------
Aug 29, 1988                                                         $210,000        $47,787
==================================================================================================================================

                           FIXED RATE RESIDUALS
- - -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  June 30, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- - -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000       $      0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         34,385          9.45%   May 1, 2013
Securities Corp.         Subtotal    88.000%     $8,642    I-3(Z)      15,000         30,322          9.45%   Feb 1, 2017
                                                                     --------       --------
Series I (CMSC I)                                                    $500,000       $ 64,607
Jan 28, 1987
- - -------------------------------------------------------------------------------------------------------------------------
2) Prue Bache        Dec 29, 1988    29.000%     $3,994       7-A    $ 20,080       $      0          9.75%   Sep 1, 2000
CMO Trust 7                                                   7-B      40,410              0          9.50%   Mar 1, 2009
(PB-7)                                                        7-C      19,460              0          9.60%   Aug 1, 2011
Dec 29, 1988                                                  7-D      12,000              0    Zero Coupon   Mar 1, 2013
                                                              7-E      37,880          5,933          9.70%   Jan 1, 2015
                                                              7-F      35,690         35,690          9.83%   May 1, 2017
                                                           7-G(Z)      10,360              0          9.50%   Feb 1, 2018
                                                              7-H      30,830         30,830          9.00%   Jan 1, 2019
                                                              7-I      51,930              0          9.00%   Jan 1, 2019
                                                              7-J      41,510              0          9.63%   Jan 1, 2019
                                                                R         100              0  Residual Bond   Jan 1, 2019
                                                                     --------       --------
                                                                     $300,250       $ 72,453
- - -------------------------------------------------------------------------------------------------------------------------
3) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A  $  140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750        136,084          9.50%  Jan 15, 2020
                                                                R         100             14  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $136,098
- - -------------------------------------------------------------------------------------------------------------------------
4) Merrill Lynch      Jan 6, 1989   100.000%     $1,306         A    $ 51,810       $      0          9.05%  Oct 27, 2012
Series 38                                                       B      36,200          4,604          9.45%  Dec 27, 2016
(ML-38)                                                         C       7,400          7,400          9.45%  Aug 27, 2017
Nov 30, 1988                                                    D      16,400         16,400          9.45%  Nov 27, 2018
                                                                E      31,610              0          9.10%  Mar 27, 2016
                                                                F      18,580              0          9.15%  Sep 27, 2017
                                                                G      38,000              0          9.40%  Nov 27, 2018
                                                                H          50             50  Residual Bond  Nov 27, 2018
                                                                     --------       --------
                                                                     $200,050       $ 28,454
- - -------------------------------------------------------------------------------------------------------------------------
5) Oxford            Feb 29, 1989   100.000%     $1,382       F-1    $ 51,600       $      0          7.19%  Nov 20, 2001
CMO Trust III                                                 F-2     112,000              0          7.98%  Oct 20, 2010
Series F                                                      F-3      15,000              0          8.32%  Jul 20, 2011
(OXFORD 3F)                                                   F-4      83,500              0          8.45%  Oct 20, 2014
May 28, 1987                                                  F-5      90,000         36,109          8.45%  May 20, 2017
                                                              F-6      48,000         48,000          8.45%  Jun 20, 2018
                                                                     --------       --------
                                                                     $400,100       $ 84,109
- - -------------------------------------------------------------------------------------------------------------------------
6) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923       $      0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         35,123          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             16  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000       $ 79,079
- - -------------------------------------------------------------------------------------------------------------------------
7) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A    $ 11,000       $      0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         13,036    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          8,728    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------       --------
                                                                     $150,000       $ 21,914
- - -------------------------------------------------------------------------------------------------------------------------
8) Drexel Burnham    Apr 16, 1991    33.328%     $2,424       S-1    $ 96,500       $      0          8.50%   Apr 1, 2011
Lambert                                                       S-2      75,000         50,419          9.00%   Aug 1, 2018
Series S                                                      S-3      68,500              0          9.00%   Feb 1, 2014
(DBLS)                                                     S-4(Z)      10,000              0          9.50%   Aug 1, 2018
June 30, 1988                                                 S-5         625            126  Residual Bond   Aug 1, 2018
                                                                     --------       --------
                                                                     $250,625       $ 50,545
- - -------------------------------------------------------------------------------------------------------------------------
9) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722       $      0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         20,309          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         21,745          8.63%   Apr 1, 2018
                                                                     --------       --------
                                                                     $100,000       $ 42,054
- - -------------------------------------------------------------------------------------------------------------------------

10) Ryland           May 29, 1991    42.000%     $3,039      62-A    $ 58,355       $ 24,720          8.85%   May 1, 2018
Acceptance                                                   62-B      31,365              0          9.00%   Jul 1, 2009
Corp 4                                                       62-C       6,000              0          8.85%   Dec 1, 2009
Series 62                                                    62-D      12,880              0          7.50%   Feb 1, 2011
(RYLAND 62)                                                  62-E      32,000              0          9.05%   Nov 1, 2012
Jan 28, 1988                                                 62-F       9,400         11,373          8.00%   Mar 1, 2018
                                                             62-R         200             42  Residual Bond   Mar 1, 2018
                                                                     --------       --------
                                                                     $150,200       $ 36,135
- - -------------------------------------------------------------------------------------------------------------------------

11) Collateralized    Jun 4, 1991    46.000%     $2,554         A    $ 84,680       $      0          9.15%  Oct 20, 2018
Mortgage                                                        B     100,500         28,957          8.80%  Apr 20, 2019
Securities Corp.                                                C      14,820              0          9.90%  Apr 20, 2019
Series 1988-2                                                        --------       --------
(CMSC 88-2)                                                          $200,000       $ 28,957
March 31, 1988

- - -------------------------------------------------------------------------------------------------------------------------
12) Prue Bache      Sept 29, 1988   100.000%    $16,112       5-A    $ 30,130       $      0          9.00%   Aug 1, 2005
CMO Trust 5                                                   5-B      45,830              0     LIBOR+0.5%   Oct 1, 2012
(PB-5)                                                        5-C      21,250              0          7.05%   Oct 1, 2014
Sept 29, 1988                                                 5-D      28,640              0          7.75%   Nov 1, 2016
                                                              5-E      34,229         27,989          8.25%   Oct 1, 2018
                                                              5-F       6,181              0    Zero Coupon   Oct 1, 2018
                                                              5-G       6,980              0    Zero Coupon   Oct 1, 2018
                                                              5-H      26,026              0    LIBOR+1.00%   Oct 1, 2018
                                                                R         800              0  Residual Bond   Oct 1, 2018
                                                                     --------       --------
                                                                     $200,066       $ 27,989
=========================================================================================================================

Note 5 - IO and PO Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds.
Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
- - ------------------------
(In thousands)

                                                            Book Value
                                                    --------------------------
Name and Issuer                           Purchase      June 30,  December 31,
and Series                                   Price          1994          1993
- - ------------------------------------------------------------------------------
FNMA SMBS Trust 7 Class 2 IO                $9,541        $2,743        $1,918
Pru Home Mtg Corp Series 1992-7              4,776         1,249         1,135
Sears Mtg Sec Corp Series 1992-6             2,611           585           568
Bear Stearns Mtg Sec Series 1992-1           2,720           303           437
FNMA SMBS Trust 4 Class 2 IO                 2,909           731           623
FNMA Series 1992-123 Class S                 8,203         3,349         4,044
FHLMC Series 1993-1483 Class SA              3,071         2,390         2,441
FHLMC-G Series 24 Class SK                     998           889         1,046
- - ------------------------------------------------------------------------------
                                                         $12,239       $12,212
==============================================================================

     The Company currently holds no PO Bonds nor does it have commitments to purchase additional IO or PO Bonds. Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
- - -------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  June 30, 1994     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
- - -------------------------------------------------------------------------------------------------------------
1) FNMA SMBS         Feb 21, 1992      $4,576        FNMA       8.500%         $8,345       9.17%       261.0
Trust 7              Mar 16, 1992       4,965
Class 2 IO                             ------
April 1, 1987                          $9,541
- - -------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5776%        $72,333       8.81%       326.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- - -------------------------------------------------------------------------------------------------------------
3) Sears             Mar 30, 1992      $2,611         NON      0.0181%        $81,126     8.4011%       327.0
Mortgage                                           AGENCY
Securities
Corporation
Series 1992-6
March 25, 1992
- - -------------------------------------------------------------------------------------------------------------
4) Bear Stearns      May 28, 1992      $2,720         NON      0.5184%         $8,999       9.61%       257.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
- - -------------------------------------------------------------------------------------------------------------
5) FNMA SMBS        June 18, 1992      $2,909        FNMA       9.500%         $2,385      10.09%       256.0
Trust 4
Class 2 IO
March 2, 1987
- - -------------------------------------------------------------------------------------------------------------
6) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $6,095       8.96%       328.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
- - -------------------------------------------------------------------------------------------------------------
7) FHLMC             Mar 30, 1993      $3,071       FHLMC      35.4% -         $5,600       8.50%       335.0
Series 1993-1483                                             (4xLIBOR)
Class S A
March 30, 1993
- - -------------------------------------------------------------------------------------------------------------
8) FHLMC-G           Nov 30, 1993        $998        GNMA     8.0 %  -        $10,000        7.0%       346.0
Series 24                                                        LIBOR
Class S K
October 12, 1993
=============================================================================================================

Note 6 - Multifamily Mortgage Bond

     On June 27, 1994 the Company purchased an 8.1731% interest in CS First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1994-CFB1, Subordinated Class F Certificate. The Company purchased $1,500,000 of principal for $982,000 (65.47%). The Bond will pay interest at a variable rate with an initial rate of 6.4769%. The principal is backed by Commercial mortgages, primarily multifamily adjustable rate mortgages, and the bond is rated "B" by Duff & Phelps.
This bond matures on January 25, 2028.

Note 7 - Short-Term Debt

     Short-term debt is due within 360 days after the end of the quarter. At June 30, 1994, the Company owed $9,552,000 under two repurchase agreements. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at June 30, 1994 was 5.04%. The debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $22,000,000.

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

                           RESULTS OF OPERATIONS

     The Company had net income of $979,000, or $0.12 per share, and $1,672,000, or $0.21 per share, for the quarter and six months ended June 30, 1994, respectively. This compares to a net loss of $2,482,000, or $0.31 per share, and $8,400,000, or $1.04 for the quarter and six months ended June 30, 1993, respectively. The Company did not pay any dividends in the first six months of 1994, but did declare and pay dividends of $0.05 per share for each quarter of 1993.

     The dramatic improvement in earnings in 1994 as compared to 1993 is primarily attributable to the change in accounting principle described in
Note 2 which significantly reduced the amortized cost of many of the Company's CMO Ownership Interests. As a result, earnings from these assets improved in the first two quarters of 1994 and the need for additional write-downs which existed throughout 1992 and 1993 no longer existed. In addition, first half of 1994 results reflect a lowering of mortgage prepayment expectations from prior periods due to a higher mortgage interest rate environment in the period. The National Mortgage Home owner Commitment Rate for 30 year U.S. mortgages was 8.46% at June 24, 1994 as compared to 7.13% at December 31, 1993, 7.34% at June 25, 1993.

     The net losses for the quarter and six months ended June 30, 1993 were primarily due to significant increases in both actual mortgage prepayments and the forecast of future prepayments over the levels that existed at the end of the previous quarter. This resulted in downward adjustment in the carrying value of some of the Company's mortgage-related assets of $4,860,000 in the first quarter and $2,067,000 in the second quarter.

     The Manager oversees the operations of the Company pursuant to a management agreement. For the quarter ended June 30, 1994, the Company incurred management fees of $21,764 and Residual Interest Administration Fees of $25,000. This compares to management fees of $43,103 and Residual Interest Administrative Fees of $27,500 for the first quarter of 1993. A major portion of the management fee is the incentive fee which varies based on the earnings performance of the Company. The incentive management fee is equal to 25% of the amount by which the Company's annualized return on equity, calculated using taxable income, exceeds the ten-year US Treasury rate plus 1%. The results for the period were such that there was no incentive management fee in the second quarter of 1994.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments and other mortgage-related assets.

     The Company currently has agreements with several investment banking firms to borrow funds under repurchase agreements. At June 30, 1994 the Company had borrowings outstanding under these agreements totaling $9,552,000. This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $22,000,000. The Company did not have any other outstanding borrowings.

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

PART II - OTHER INFORMATION
- - ---------------------------

ITEM 1.   Legal Proceedings
          -----------------
          Not Applicable

ITEM 2.   Changes in Securities
          ---------------------
          Not Applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Registrant held an annual meeting of stockholders on June 8,1994.

          Registrant's stockholders voted to elect three Class III directors to serve for three years. The votes for the nominees were as follows:

Nominee                            Votes For           Votes Withheld
- - -------                            ---------           --------------
Robert H. Edelstein                6,984,813                  116,056
Lorraine O. Legg                   6,984,813                  116,056
Will M. Storey                     6,984,813                  116,056

          The shareholders also voted to appoint Arthur Andersen & Co. as independent accountants for the fiscal year ending December 31, 1994, by vote of 6,930,602 in favor to 101,236 against, and 65,030 abstaining.

ITEM 5.   Other Information
          -----------------
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          The Company filed no reports on Form 8-K during the quarter ended June 30, 1994.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TIS MORTGAGE INVESTMENT COMPANY

Date:  August 10, 1994                  By:  /s/ Lorraine O. Legg
      -----------------                    -------------------------------
                                           Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:  August 10, 1994                  By:  /s/ John E. Castello
      -----------------                    -------------------------------
                                           John E. Castello, Executive Vice
                                           President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)