Form 10-Q
period 1994-09-30
TIS MORTGAGE INVESTMENT CO
filed 1994-11-14
CIK 833088

19
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended September 30, 1994

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

       Registrant's telephone number, including area code (415) 393-8000
    _____________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                 -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date

 Class of Common Stock         Outstanding at November 8, 1994
 ---------------------         -------------------------------
    $.001 Par Value                    8,105,880 Shares

                    TIS MORTGAGE INVESTMENT COMPANY

                                 Index

                    Part I.. Financial Information

Item 1.  Financial Statements (Unaudited)                  Page Number

     Condensed Consolidated Statements of Income
          Three months and nine months ended
          September 30, 1994 and 1993                           3

     Condensed Consolidated Balance Sheets
          September 30, 1994 and December 31, 1993              4

     Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1994 and 1993         5

     Notes to Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   15

                        Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                     17

Part I.  Financial Information

Item 1.  Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (Amounts in Thousands except Per Share Data)
                                                         Three Months Ended        Six Months Ended
                                                            September 30             September 30
                                                       ----------------------   -----------------------
                                                             1994        1993          1994        1993
- -------------------------------------------------------------------------------------------------------
INTEREST INCOME
Mortgage Certificates, net                                 $4,222      $8,700       $14,332     $29,981
Short-term Investments                                         37          44            97         139
Mortgage Bonds                                                 25           0            25           0
Residual Interests                                          1,148          24         2,563          86
Interest Only (IO) Bonds                                      598         348         1,724       1,582
Other                                                          47          21            47          69
                                                       ----------  ----------    ----------  ----------
                                                            6,077       9,137        18,788      31,857
                                                       ----------  ----------    ----------  ----------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
  Interest                                                  4,702       9,692        14,523      31,636
  Administration Fees                                          35          44           120         158
  Amortization of Deferred Bond Issuance Costs                117         502           268       1,552
Short-term Debt                                               144         133           371         450
Valuation Reserve Provision                                   200           0           200           0
                                                       ----------  ----------    ----------  ----------
                                                            5,198      10,371        15,482      33,796
                                                       ----------  ----------    ----------  ----------

Net Interest Income (Loss)                                    879      (1,234)        3,306      (1,939)

Write-downs of Mortgage Assets                                  0      (4,671)            0     (11,598)
Management and Residual Interest Administration Fees          (59)        (74)         (166)       (231)
General and Administrative Expense                           (326)       (322)         (974)     (1,105)
                                                       ----------  ----------    ----------  ----------
Income (Loss) before Minority Interest                        494      (6,301)        2,166     (14,873)
Minority Interest                                               0           0             0         172
                                                       ----------  ----------    ----------  ----------
Net Income (Loss)                                            $494     ($6,301)       $2,166    ($14,701)
                                                       ==========  ==========    ==========  ==========
- -------------------------------------------------------------------------------------------------------
Net Income (Loss) per Share Outstanding                     $0.06      ($0.77)       $ 0.27      ($1.81)
Dividends Declared per Share                                $0.02       $0.05        $ 0.02       $0.15
Weighted Average Shares Outstanding                         8,106       8,106         8,106       8,106
- -------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)
                                                     September 30,   December 31,
                                                              1994           1993
- ---------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Real Estate Investments
Mortgage Certificates, net                                $170,734      $250,015
  Residual Interests                                         9,458        11,919
  Interest Only (IO) Bonds                                  11,044        12,212
  Multifamily Mortgage Bond                                    959             0
  Reserve for Loss on Investments                           (4,052)       (3,852)
                                                       -----------   -----------
     Total Real Estate Investments                         188,143       270,294

Cash and Cash Equivalents                                    2,013           680
Restricted Cash                                              3,041        17,982
Accrued Interest and Accounts Receivable                     2,906         8,289
Deferred Bond Issuance Costs                                 2,399         2,667
Other Assets                                                   388           278
                                                       -----------   -----------
     Total Assets                                         $198,890      $300,190
                                                       ===========   ===========
- --------------------------------------------------------------------------------
LIABILITIES

Collateralized Mortgage Obligations, net                  $169,452      $268,742
Payable to Affiliate                                            31            31
Accounts Payable and Accrued Liabilities                       242           190
Accrued Interest Payable                                     2,465         3,702
Short-term Debt                                              8,867        11,745
Dividends Payable                                              162             0
                                                       -----------   -----------
     Total Liabilities                                     181,219       284,410
                                                       -----------   -----------

SHAREHOLDERS' EQUITY

Common Stock, par value $.001 per share;
  100,000,000 shares authorized; 8,105,880
  shares issued and outstanding                                  8             8
Additional Paid-in Capital                                  74,696        74,696
Unrealized Gain on Investments                               1,238         1,351
Retained Earnings                                          (58,271)      (60,275)
                                                       -----------   -----------
     Total Shareholders' Equity                             17,671        15,780
                                                       -----------   -----------
     Total Liabilities and Shareholders' Equity           $198,890      $300,190
                                                       ===========   ===========
- --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Amounts in Thousands)
                                                                 Nine Months Ended
                                                                   September 30,
                                                            -------------------------
                                                                 1994            1993
- -------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                              $2,166        ($14,701)
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
    Depreciation and Amortization                                 384           3,055
    Write-downs of Mortgage Assets                                  0          11,598
    Increase in Reserve for Loss on Investments                   200               0
    Decrease in Accrued Interest and Accounts Receivable        5,383           7,981
    Increase in Prepaid Expenses                                 (114)           (142)
    Decrease in Payable to Affiliate                                0             (13)
    Increase in Accounts Payable and Accrued Liabilities           52             163
    Decrease in Accrued Interest Payable                       (1,237)         (2,174)
                                                            -----------   -----------
      Net Cash Provided by (Used in) Operating Activities       6,834           5,767
                                                            -----------   -----------
- -------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                    (2,878)         (5,046)
Principal Payments on CMO's                                  (100,058)       (160,867)
Decrease in Minority Interest in Owner Trust Residuals              0          (1,275)
Cash Dividends Paid on Common Stock                                 0          (1,216)
                                                            -----------   -----------
      Net Cash Used in Financing Activities                  (102,936)       (168,404)
                                                            -----------   -----------
- -------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) in Restricted Cash                     14,941          (1,694)
Principal Reduction in Mortgage Certificates                   80,824         157,936
Principal Reduction in Residual Interests                         504           5,154
Investments in Equity Residuals                                     0            (340)
Purchase of Multifamily Mortgage Bond                            (982)              0
Purchase of IO Bonds                                                0          (3,071)
Principal Reduction in IO Bonds                                 2,125           4,745
Principal Reduction in Multifamily Mortgage Bonds                  23               0
                                                            -----------   -----------
      Net Cash Provided by Investment Activities               97,435         162,730
                                                            -----------   -----------

Net Increase in Cash and Cash Equivalents                       1,333              93
Cash and Cash Equivalents at Beginning of Period                  680             903
                                                            -----------   -----------
Cash and Cash Equivalents at End of Period                     $2,013            $996
                                                            ===========   ===========
- -------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the December 31, 1993 consolidated financial statements and notes thereto.

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

     Accounting Change - On December 31, 1993 the Company adopted Financial Accounting Standards Board Standard No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities. In accordance with this new standard, the Company is required to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. The Company is not in the business of trading its real estate investments, however, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore, the Company has classified all its real estate investments as available-for-sale investments, and they are carried at fair value in the financial statements. Unrealized holding gains and losses for unimpaired available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

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

     The Company recognized a $9,879,000 charge to earnings in 1993 from the cumulative effect at December 31, 1993 of adopting the new standard for assets which meet the definition of other than temporary impairment. For assets which do not meet the definition of other than temporary impairment and for assets where the fair value exceeds amortized cost, the Company has recorded, as a cumulative effect of change in accounting for investments, a net unrealized gain of $1,238,000 directly to equity as prescribed by SFAS 115 for assets classified as available-for-sale. Prior years' consolidated financial statements were not permitted to be restated.

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

     Income Taxes - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to federal income taxes. The income reported in the accompanying financial statements may be greater or less than taxable income because some income and expense items are reported in different periods for income tax purposes. Over the life of a Residual Interest or IO Bond, total taxable income will equal total financial statement income. However, the timing of income recognition may differ between the two from year to year.

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 3 - Mortgage Certificates

     Information is presented in the table below as of September 30, 1994 and December 31, 1993 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
(In thousands)

September 30, 1994
                        Principal Amount of             Fair Value of                Cost Less
Residual Series       Mortgage Certificates     Mortgage Certificates     Unamortized Discount
- ----------------------------------------------------------------------------------------------
CMOT 28                            $107,082                  $107,149                 $105,287
TMAC 1986-1                          26,010                    26,606                   24,673
TISMAC 1989-1                        41,629                    44,582                   40,774
- ----------------------------------------------------------------------------------------------
                                   $174,721                  $178,337                 $170,734
==============================================================================================
December 31, 1993
CMOT 28                            $153,880                  $162,103                 $152,080
TMAC 1986-1                          36,461                    39,414                   34,938
TISMAC 1989-1                        64,316                    70,888                   62,997
- ----------------------------------------------------------------------------------------------
                                   $254,657                  $272,405                 $250,015
==============================================================================================

Note 4 - Residual Interests

     Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
(In thousands)

                                                              Book Value
                                         Purchase     September 30,     December 31,
Residual Series                             Price              1994             1993
- ------------------------------------------------------------------------------------
Nonequity Residual Interests
- ----------------------------
DBLU                                     $  5,169           $    69        $     138
FNMA 88-22                                 10,387             1,674            1,679
PB-4                                       10,523             2,590            2,828
CMSC I                                      8,642               105              105
PB-7                                        3,994               453              419
FHLMC 21                                    5,361                 6               19
ML-38                                       1,306             1,081            1,814
OXFORD 3F                                   1,382                 0                3
FHLMC 25                                    4,934                 7               11
LFR-9                                       2,589               186              219
DBLS                                        2,424               412              453
BT 88-1                                     1,537               414              658
RYLAND 62                                   3,039               558              644
CMSC 88-2                                   2,554               499              575
PB-5                                       16,112             1,404            2,354
- ------------------------------------------------------------------------------------
                                                              9,458           11,919
Unconsolidated Equity Residual Interests
- ----------------------------------------
TMAC 1986-2                                    67                 0                0
TMAC 1987-3                                   165                 0                0
- ------------------------------------------------------------------------------------
Total Residual Interests                                     $9,458          $11,919
====================================================================================

Certain characteristics of the Company's residual interests are presented in the following tables:

                              CMO COLLATERAL
- --------------------------------------------------------------------------------------------------------
                                                             CMO Collateral Data (100% of Issue)
                                                     ---------------------------------------------------
                                                       Weighted   Sept. 30, 1994    Current     Weighted
                               Residual                   Pass-        Principal    Average    Remaining
Residual                       Interest      Type of    Through          Balance     Coupon    Months to
Series                             Type   Collateral       Rate           ($000)       Rate     Maturity
- ---------------------------------------------------------------------------------------------------------
Equity Residual Interests
- -------------------------
CMOT 28                           Fixed         FNMA      8.50%         $107,082      9.10%        268.4
TMAC 1986-1                       Fixed        FHLMC      9.00%           26,132     10.00%        257.0
TISMAC 1989-1                     Fixed       GNMA I     10.00%           41,629     10.50%        290.9
TMAC 1986-2                       Fixed        FHLMC      9.50%           12,120     10.10%        245.0
TMAC 1987-3                       Fixed        FHLMC      9.08%           29,981      9.80%        249.0

Nonequity Residual Interests
- ----------------------------
DBLU                             Variable     GNMA I     10.00%           65,200     10.50%        276.0
FNMA 88-22                       Variable       FNMA      9.50%           27,744     10.10%        284.3
PB-4                             Variable     GNMA I     10.00%           44,238     10.50%        281.1
CMSC I                             Fixed        FNMA      9.50%           59,861     10.10%        252.2
PB-7                               Fixed      GNMA I     10.00%           66,619     10.50%        284.7
FHLMC 21                           Fixed       FHLMC      9.50%          126,409     10.20%        282.8
ML-38                              Fixed        FNMA      9.50%           26,235     10.20%        285.5
OXFORD 3F                          Fixed       FHLMC      8.50%           77,374      9.10%        264.0
FHLMC 25                           Fixed       FHLMC      9.50%           73,253     10.30%        280.8
LFR-9                              Fixed        FNMA      9.50%           19,162     10.20%        284.0
DBLS                               Fixed        FNMA     10.00%           45,283     10.60%        277.0
BT 88-1                            Fixed        GNMA      9.00%           36,343      9.50%        270.0
RYLAND-62                          Fixed        GNMA     10.00%           33,456     10.50%        278.4
CMSC 88-2                          Fixed       FHLMC     10.50%           26,766     11.30%        221.0
PB-5                               Fixed        FNMA      9.50%           25,884     10.10%        274.8
========================================================================================================

                         EQUITY RESIDUAL INTERESTS
- ---------------------------------------------------------------------------------------------------------------------
                                                             CMO Bond Data (100% of Issue)
                                                      ---------------------------------------------------------------
Name of Issuer                                     TIS           Initial  Sept.30, 1994
and Series/                 TIS               Purchase         Principal      Principal
CMO Issue              Purchase       TIS %      Price   Bond    Balance        Balance          Bond         Stated
Date                       Date   Ownership     ($000)  Class     ($000)         ($000)        Coupon       Maturity
- ---------------------------------------------------------------------------------------------------------------
1) Collateralized  Aug 31, 1988     98.000%     $4,810      A   $275,000       $      0         8.00%    Jun 1, 2006
Mortgage            Aug 8, 1990      2.000%         47      B     77,200              0         8.50%    Jun 1, 2008
Obligation                        ---------     ------      C    108,300         36,097         8.50%    Dec 1, 2010
(CMOT 28)                          100.000%     $4,857      Z     39,500         72,424         8.45%    Jun 1, 2017
                                                                --------       --------
May 29, 1987                                                    $500,000       $108,521
- ---------------------------------------------------------------------------------------------------------------------
2) TMAC 1986-1     Dec 27, 1988     16.964%       $442    1-A  $  98,500        $     0         7.92%   Nov 20, 2010
Nov 6, 1986         Jan 6, 1989     23.214%        607    1-B     50,000         25,045         8.89%   Feb 20, 2018
                   Jan 11, 1989     20.536%        538    1-C     41,750              0         8.95%   Feb 20, 2013
                   Jun 18, 1993     39.286%        108  1-D(Z)     9,750          2,682         8.95%   Feb 20, 2018
                                   --------     ------          --------        -------
                                   100.000%     $1,695          $200,000        $27,727
- ---------------------------------------------------------------------------------------------------------------------
3) TIS Mortgage    Jun 29, 1989    100.000%     $1,302    1-A  $  10,100        $     0        10.00%    Mar 1, 2016
Acceptance Corp.                                          1-B     29,030          7,881        10.00%    Nov 1, 2017
Series 1989-1                                             1-C     14,260         14,260        10.00%    Aug 1, 2018
(TISMAC 89-1)                                             1-D     18,887         18,887        10.00%    Jul 1, 2019
June 29, 1989                                             1-E     63,590              0        10.00%    Jun 1, 2016
                                                          1-F     63,533              0        10.00%    Jul 1, 2019
                                                            R        600            600      Residual    Jul 1, 2019
                                                                --------        -------
                                                                $200,000        $41,628
- ---------------------------------------------------------------------------------------------------------------------
4) TMAC 1986-2     Jun 18, 1993     44.990%        $67    2-A   $ 72,600        $ 8,799    LIBOR+.60%   Mar 20, 2018
Dec 10, 1986                                              2-B     27,400          3,321    25.11987%-   Mar 20, 2018
                                                                --------        -------   (2.00959) x LIBOR
                                                                $100,000        $12,120
- ---------------------------------------------------------------------------------------------------------------------
5) TMAC 1987-3     Jun 18, 1993     44.767%       $165    3-A   $ 55,070        $ 1,656    LIBOR+.60%   Apr 20, 2013
Mar 30, 1987                                              3-B     72,135              0        7.50%    Apr 20, 2009
                                                          3-C     18,535              0        8.31%    Jan 20, 2011
                                                          3-D     39,765          9,815        8.58%    Jul 20, 2013
                                                          3-E(Z)   9,495         18,509        9.00%    Apr 20, 2018
                                                                --------        -------
                                                                $195,000        $29,980
- ---------------------------------------------------------------------------------------------------------------------
Total                                                                          $219,976
Less Residual Bond                                                                  600
- ---------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                      $219,376
===============================================================================================================

                       NONEQUITY RESIDUAL INTERESTS
                          VARIABLE RATE RESIDUALS
- ----------------------------------------------------------------------------------------------------------------------------
                                                             CMO Bond Data (100% of Issue)
                                                      ----------------------------------------------------------------------
Name of Issuer                                     TIS           Initial  Sept.30,1994
and Series/                 TIS               Purchase         Principal     Principal
CMO Issue              Purchase       TIS %      Price   Bond    Balance       Balance          Bond        Bond      Stated
Date                       Date   Ownership     ($000)  Class     ($000)        ($000)        Coupon         Cap    Maturity
- ----------------------------------------------------------------------------------------------------------------------------
1) Drexel          Aug 30, 1988     20.267%     $5,169    U-1   $135,000       $25,038         9.30%             Jun 1, 2017
Burnham                                                   U-2     40,000        40,000        10.00%             Sep 1, 2018
Lambert CMO                                              U-3F     87,500             0    LIBOR+.95%     14.25%  Sep 1, 2018
Trust Series U                                          U-4AV     10,000             0     Zero Coupon           Jun 1, 2015
(DBLU)                                                  U-5AV     27,500             0     Zero Coupon           Sep 1, 2018
Aug 30, 1988                                              U-6        750           163   Residual Bond           Sep 1, 2018
                                                                --------       -------
                                                                $300,750       $65,201
- ----------------------------------------------------------------------------------------------------------------------------
2) FNMA Series     Aug 30, 1988     40.000%    $10,387   22-A   $146,140       $20,273    COFI+1.25%   13.00%    Aug 25,2018
1988-22                                                  22-B     53,820         7,466    Zero Coupon            Aug 25,2018
(FNMA 88-22)                                             22-R         40             6    Residual Bond          Aug 25,2018
Aug 30, 1988                                                    --------       -------
                                                                $200,000       $27,745
- ----------------------------------------------------------------------------------------------------------------------------
3) Prue Bache      Aug 29, 1988     33.571%    $10,523    4-A   $160,440       $33,826    COFI+1.25%   13.00%    Sep 1, 2018
CMO Trust 4                                               4-B     49,420        10,419    Zero Coupon            Sep 1, 2018
(PB-4)                                                      R        140            30    Residual Bond          Sep 1, 2018
Aug 29, 1988                                                    --------       -------
                                                                $210,000       $44,275
- ----------------------------------------------------------------------------------------------------------------------------

                           FIXED RATE RESIDUALS
- ---------------------------------------------------------------------------------------------------------------
                                                             CMO Bond Data (100% of Issue)
                                                      ---------------------------------------------------------
Name of Issuer                                     TIS           Initial  Sept.30, 1994
and Series/                 TIS               Purchase         Principal      Principal
CMO Issue              Purchase       TIS %      Price   Bond    Balance        Balance     Bond        Stated
Date                       Date   Ownership     ($000)  Class     ($000)         ($000)   Coupon      Maturity
- ---------------------------------------------------------------------------------------------------------------
1) Collateralized  Dec 21, 1988     44.000%     $4,462    I-1   $291,000        $     0    7.95%   Feb 1, 2009
Mortgage           Mar 23, 1989     44.000%      4,180    I-2    194,000         34,385    9.45%   May 1, 2013
Securities Corp.       Subtotal     -------     ------  I-3(Z)    15,000         30,222    9.45%   Feb 1, 2017
Series I (CMSC I)                   88.000%     $8,642          --------        -------
Jan 28, 1987                                                    $500,000        $64,607
- --------------------------------------------------------------------------------------------------------------
2) Prue Bache      Dec 29, 1988     29.000%     $3,994    7-A   $ 20,080        $     0    9.75%   Sep 1, 2000
CMO Trust 7                                               7-B     40,410              0    9.50%   Mar 1, 2009
(PB-7)                                                    7-C     19,460              0    9.60%   Aug 1, 2011
Dec 29, 1988                                              7-D     12,000              0     Zero   Mar 1, 2013
                                                          7-E     37,880            155    9.70%   Jan 1, 2015
                                                          7-F     35,690         35,690    9.83%   May 1, 2017
                                                          7-G(Z)  10,360              0    9.50%   Feb 1, 2018
                                                          7-H     30,830         30,830    9.00%   Jan 1, 2019
                                                          7-I     51,930              0    9.00%   Jan 1, 2019
                                                          7-J     41,510              0    9.63%   Jan 1, 2019
                                                            R        100              0 Residual   Jan 1, 2019
                                                               --------         -------
                                                                 $300,250       $66,675
- --------------------------------------------------------------------------------------------------------------
3) Federal Home     Jan 5, 1989     62.500%     $5,361   21-A    $140,645       $     0    8.90%  Jan 15, 1998
Loan Mortgage                                            21-B     216,267             0    8.90%  Feb 15, 2004
Corporation                                              21-C     101,503             0    9.10%  Jan 15, 2006
Series 21                                                21-D      93,376             0    9.25%  Jun 15, 2007
(FHLMC 21)                                               21-E     122,951             0    9.35%  Feb 15, 2009
Nov 30, 1988                                             21-F     240,408             0    9.45%  Sep 15, 2011
                                                         21-Z      84,750       126,396    9.50%  Jan 15, 2020
                                                            R         100            13 Residual  Jan 15, 2020
                                                               ----------      --------
                                                               $1,000,000      $126,409
- --------------------------------------------------------------------------------------------------------------
4) Merrill Lynch    Jan 6, 1989    100.000%     $1,306      A   $  51,810      $      0    9.05%  Oct 27, 2012
Series 38                                                   B      36,200         2,385    9.45%  Dec 27, 2016
(ML-38)                                                     C       7,400         7,400    9.45%  Aug 27, 2017
Nov 30, 1988                                                D      16,400        16,400    9.45%  Nov 27, 2018
                                                            E      31,610             0    9.10%  Mar 27, 2016
                                                            F      18,580             0    9.15%  Sep 27, 2017
                                                            G      38,000             0    9.40%  Nov 27, 2018
                                                            H          50            50 Residual  Nov 27, 2018
                                                               ----------      --------
                                                                 $200,050       $26,235
- --------------------------------------------------------------------------------------------------------------
5) Oxford          Feb 29, 1989    100.000%     $1,382    F-1    $ 51,600       $     0    7.19%  Nov 20, 2001
CMO Trust III                                             F-2     112,000             0    7.98%  Oct 20, 2010
Series F                                                  F-3      15,000             0    8.32%  Jul 20, 2011
(OXFORD 3F)                                               F-4      83,500             0    8.45%  Oct 20, 2014
May 28, 1987                                              F-5      90,000        29,393    8.45%  May 20, 2017
                                                          F-6      48,000        48,000    8.45%  Jun 20, 2018
                                                                 --------       -------
                                                                 $400,100       $77,393
- --------------------------------------------------------------------------------------------------------------
6) Federal Home    Jun 22, 1989     55.000%     $4,934   25-A    $105,923       $     0    9.00%  Nov 15, 2018
Loan Mortgage                                            25-B      51,002             0    9.50%  Nov 15, 2005
Corporation                                              25-C      53,028             0    9.50%  Mar 15, 2011
Series 25                                                25-D      46,414             0    9.50%  Feb 15, 2014
(FHLMC 25)                                               25-E      50,936             0    9.50%  May 15, 2016
Dec 1, 1988                                              25-F      76,167        29,298    9.50%  Dec 15, 2018
                                                         25-G      43,940        43,940    9.50%  Feb 15, 2020
                                                         25-H      72,490             0    7.90%  Feb 15, 2020
                                                            R         100            15 Residual  Feb 15, 2020
                                                                 --------       -------
                                                                 $500,000       $73,253
- --------------------------------------------------------------------------------------------------------------
7) L F Rothschild   Nov 7, 1990    100.000%     $2,589      A    $ 11,000       $     0  Zero Cpn. Jan 1, 2019
Trust 9                                                     B      22,000             0  Zero Cpn. Jan 1, 2019
(LFR-9)                                                     C      54,000        11,330  Zero Cpn. Jan 1, 2019
Dec 2, 1988                                                 D      32,850         8,542  Zero Cpn. Jan 1, 2019
                                                            E      30,000             0  Zero Cpn. Jan 1, 2019
                                                            R         150           150   Residual Jan 1, 2019
                                                                 --------       -------
                                                                 $150,000       $20,022
- --------------------------------------------------------------------------------------------------------------
8) Drexel Burnham  Apr 16, 1991     33.328%     $2,424    S-1    $ 96,500       $     0    8.50%   Apr 1, 2011
Lambert                                                   S-2      75,000        46,116    9.00%   Aug 1, 2018
Series S                                                  S-3      68,500             0    9.00%   Feb 1, 2014
(DBLS)                                                 S-4(Z)      10,000             0    9.50%   Aug 1, 2018
September 30, 1988                                        S-5         625           115 Residual   Aug 1, 2018
                                                                 --------       -------
                                                                 $250,625       $46,231
- --------------------------------------------------------------------------------------------------------------
9) Bankers Trust May 29, 1991       99.990%     $1,537    1-A    $  9,722       $     0    7.35%   Jan 1, 2013
Series 1988-1                                             1-B       8,017             0    8.50%   Apr 1, 2014
(BT 88-1)                                                 1-C      34,769        17,128    8.75%   Apr 1, 2018
Feb 16, 1988                                              1-D      47,492        20,709    8.63%   Apr 1, 2018
                                                                 --------       -------
                                                                 $100,000       $37,837
- --------------------------------------------------------------------------------------------------------------
10) Ryland       May 29, 1991       42.000%     $3,039   62-A    $ 58,355       $23,365    8.85%   May 1, 2018
Acceptance                                               62-B      31,365             0    9.00%   Jul 1, 2009
Corp 4                                                   62-C       6,000             0    8.85%   Dec 1, 2009
Series 62                                                62-D      12,880             0    7.50%   Feb 1, 2011
(RYLAND 62)                                              62-E      32,000             0    9.05%   Nov 1, 2012
Jan 28, 1988                                             62-F       9,400        10,053    8.00%   Mar 1, 2018
                                                         62-R         200            38 Residual   Mar 1, 2018
                                                                 --------       -------
                                                                 $150,200       $33,456
- --------------------------------------------------------------------------------------------------------------
11) Collateralized Jun 4, 1991      46.000%     $2,554      A    $ 84,680       $     0    9.15%  Oct 20, 2018
Mortgage                                                    B     100,500        26,766    8.80%  Apr 20, 2019
Securities Corp.                                            C      14,820             0    9.90%  Apr 20, 2019
Series 1988-2                                                    --------       -------
(CMSC 88-2)                                                      $200,000       $26,766
March 31, 1988
- --------------------------------------------------------------------------------------------------------------
12) Prue Bache   Sept 29, 1988     100.000%    $16,112    5-A    $ 30,130       $     0    9.00%   Aug 1, 2005
CMO Trust 5                                               5-B      45,830             0 LIBOR+0.5% Oct 1, 2012
(PB-5)                                                    5-C      21,250             0    7.05%   Oct 1, 2014
Sept 29, 1988                                             5-D      28,640             0    7.75%   Nov 1, 2016
                                                          5-E      34,229        25,893    8.25%   Oct 1, 2018
                                                          5-F       6,181             0     Zero   Oct 1, 2018
                                                          5-G       6,980             0     Zero   Oct 1, 2018
                                                          5-H      26,026             0 LIBOR+1.0% Oct 1, 2018
                                                            R         800             0 Residual   Oct 1, 2018
                                                                --------        -------
                                                                $200,066        $25,893
- --------------------------------------------------------------------------------------------------------------

Note 5 - IO and PO Bonds

IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
(In thousands)
                                                             Book Value
                                                 --------------------------------
Name and Issuer                       Purchase     September 30,     December 31,
and Series                               Price              1994             1993
- ---------------------------------------------------------------------------------
FNMA SMBS Trust 7 Class 2 IO            $9,541           $ 2,705          $ 1,918
Pru Home Mtg Corp Series 1992-7          4,776             1,230            1,135
Sears Mtg Sec Corp Series 1992-6         2,611               597              568
Bear Stearns Mtg Sec Series 1992-1       2,720               290              437
FNMA SMBS Trust 4 Class 2 IO             2,909               736              623
FNMA Series 1992-123 Class S             8,203             2,795            4,044
FHLMC Series 1993-1483 Class SA          3,071             1,958            2,441
FHLMC-G Series 24 Class SK                 998               733            1,046
- ---------------------------------------------------------------------------------
                                                         $11,044          $12,212
=================================================================================

The Company currently holds no PO Bonds nor does it have commitments to purchase additional IO or PO Bonds. Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
- ------------------------------------------------------------------------------------------------------------------
                                                     Collateral Data (% of IO held by TIS)
                                             ---------------------------------------------------------------------
                                                             Weighted     Sept.30, 1994      Current      Weighted
Name of Issuer                            TIS                Average         Collateral     Weighted       Average
and Series/                   TIS    Purchase                    Pass         Principal      Average     Remaining
CMO Issue                Purchase       Price     Type of     Through           Balance       Coupon     Months to
Date                         Date      ($000)  Collateral  Rate to IO            ($000)         Rate      Maturity
- ------------------------------------------------------------------------------------------------------------------
1) FNMA SMBS         Feb 21, 1992      $4,576        FNMA      8.500%            $7,868        9.17%         258.0
Trust 7              Mar 16, 1992       4,965
Class 2 IO                             ------
April 1, 1987                          $9,541
- ------------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON     0.5776%           $68,860        8.81%         323.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- ------------------------------------------------------------------------------------------------------------------
3) Sears             Mar 30, 1992      $2,611         NON     0.0181%           $79,520      8.4011%         324.0
Mortgage                                           AGENCY
Securities
Corporation
Series 1992-6
March 25, 1992
- ------------------------------------------------------------------------------------------------------------------
4) Bear Stearns      May 28, 1992      $2,720         NON     0.5184%            $8,757        9.61%         254.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
- ------------------------------------------------------------------------------------------------------------------
5) FNMA SMBS        June 18, 1992      $2,909        FNMA      9.500%            $2,190       10.09%         254.0
Trust 4
Class 2 IO
March 2, 1987
- ------------------------------------------------------------------------------------------------------------------
6) FNMA             July 30, 1992      $8,203        FNMA     49.58 -            $6,008        8.96%         325.0
Series 1992-123                                               (5.67 x
Class S                                                        LIBOR)
July 25, 1992
- ------------------------------------------------------------------------------------------------------------------
7) FHLMC             Mar 30, 1993      $3,071       FHLMC     35.4% -            $5,600        8.50%         332.0
Series 1993-1483                                          (4 x LIBOR)
Class S A
March 30, 1993
- ------------------------------------------------------------------------------------------------------------------
8) FHLMC-G           Nov 30, 1993      $  998        GNMA     8.0 % -           $10,000        7.00%         343.0
Series 24                                                       LIBOR
Class S K
October 12, 1993
==================================================================================================================

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

Note 7 - Short-Term Debt

Short-term debt is due within 360 days after the end of the quarter. At September 30, 1994, the Company owed $8,867,000 under two repurchase agreements. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at September 30, 1994 was 6.00%. The debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $19,000,000.

Note 8 - Commitments

     The Company has committed to purchase for $250,000 from Prudential Securities of America deeply discounted Multifamily Pass Through
Certificates with combined face amounts of approximately $4,500.000. Closing is scheduled for December 10, 1994.

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


                           RESULTS OF OPERATIONS

     The Company had net income of $494,000, or $0.06 per share, and $2,166,000, or $0.27 per share, for the quarter and nine months ended September 30, 1994, respectively. This compares to a net loss of $6,301,000, or $0.77 per share, and $14,701,000, or $1.81 for the quarter and nine months ended September 30, 1993, respectively. The Company did not pay any dividends in the first nine months of 1994, but did declare a dividend of $0.02 per share payable December 30, 1994. The Company declared and paid dividends of $0.05 per share for each quarter of 1993.

     The dramatic improvement in earnings in 1994 as compared to 1993 is primarily attributable to the change in accounting principle described in
Note 2 which significantly reduced the amortized cost of many of the Company's CMO Ownership Interests. As a result, earnings from these assets improved in the first two quarters of 1994 and the need for additional write-downs which existed throughout 1992 and 1993 no longer existed. In addition, first half of 1994 results reflect a lowering of mortgage prepayment expectations from prior periods due to a higher mortgage interest rate environment in the period. The National Mortgage Home owner Commitment Rate for 30 year U.S. mortgages was 8.82% at September 30, 1994 as compared to 7.13% at December 31, 1993 and 6.95% at September 24, 1993.

     The net losses for the quarter and nine months ended September 30, 1993 were primarily due to significant increases in both actual mortgage prepayments and the forecast of future prepayments over the levels that existed at the end of the previous quarter. This resulted in downward adjustment in the carrying value of some of the Company's mortgage-related assets of $4,860,000 in the first quarter, $2,067,000 in the second quarter and $4,671,000 in the third quarter.

     The Manager oversees the operations of the Company pursuant to a management agreement. For the quarter ended September 30, 1994, the Company incurred management fees of $31,795 and Residual Interest Administration Fees of $25,000. This compares to management fees of $46,167 and Residual Interest Administrative Fees of $27,500 for the third quarter of 1993. A major portion of the management fee is the incentive fee which varies based on the earnings performance of the Company. The incentive management fee is equal to 25% of the amount by which the Company's annualized return on equity, calculated using taxable income, exceeds the ten-year US Treasury rate plus 1%. The results for the period were such that there was no incentive management fee in the third quarter of 1994.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments and other mortgage-related assets.

     The Company currently has agreements with several investment banking firms to borrow funds under repurchase agreements. At September 30, 1994 the Company had borrowings outstanding under these agreements totaling $8,867,000. This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $19,000,000. The Company did not have any other outstanding borrowings.

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

     The Company has a Dividend Reinvestment and Share Purchase Plan designed to enable shareholders to have their dividends from the Company automatically invested in additional shares of the Company. Mellon Securities Trust Company, which is unaffiliated with the Company, acts as the Plan Administrator. The purpose of the Plan is to provide shareholders with a convenient and economical way of investing dividends in additional shares of the Company's Common Stock. These shares will be purchased on the open market or, at the direction of the Company's Board of Directors, directly from the Company at a 3% discount from the open market price. The Company has registered 1,000,000 Common shares for possible issuance under the Plan. The impact on liquidity from the Dividend Reinvestment and Share Purchase Plan, if any, is expected to be immaterial.
PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.   Legal Proceedings
          -----------------
          Not Applicable

ITEM 2.   Changes in Securities
          ---------------------
          Not Applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

ITEM 5.   Other Information
          -----------------
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          The Company filed no reports on Form 8-K during the quarter ended September 30, 1994.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TIS MORTGAGE INVESTMENT COMPANY

    November 8, 1994                    BY:  /s/  Lorraine O. Legg
- ------------------------                   --------------------------------
         Date                              Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

    November 8, 1994                    BY:  /s/  John E. Castello
- -------------------------                  --------------------------------
         Date                              John E. Castello,
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)