Form 10-K
TIS MORTGAGE INVESTMENT CO
filed 1995-03-31
CIK 833088

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


[X]    Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended:  December 31, 1994
                                    OR
[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

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

On March 15, 1995, there were 8,105,880 shares of Common Stock outstanding and the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on that date of the shares on the
New   York   Stock  Exchange  as  reported  on  the  Composite  Tape)   was
approximately $18,238,000.

                    Documents Incorporated by Reference

Part III of this Form 10-K is incorporated by reference to the Registrant's 1995 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

                      TIS MORTGAGE INVESTMENT COMPANY
                          INDEX TO ANNUAL REPORT
                               ON FORM 10-K

PART I                                                               Page

Item 1:   Business                                                      3
Item 2:   Properties                                                   21
Item 3:   Legal Proceedings                                            21
Item 4:   Submission of Matters to a Vote of Security Holders          21

PART II

Item 5:   Market for the Registrant's Common Equity and
           Related Shareholder Matters                                 22
Item 6:   Selected Financial Data                                      24
Item 7:   Management's Discussion and Analysis of
           Financial Condition and Results of Operations               25
Item 8:   Financial Statements and Supplementary Data                  34
Item 9:   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                         55

PART III

Item 10:  Information about Directors and Executive Officers of the
          Registrant                                                   55
Item 11:  Executive Compensation                                       55
Item 12:  Security Ownership of Certain Beneficial Owners and
           Management                                                  55
Item 13:  Certain Relationship and Related Transactions                55

PART IV

Item 14:  Exhibits, Financial Statements and Reports on Form 8-K       55

                                  PART I

Item 1.  Business.

                               Introduction

General

     TIS Mortgage Investment Company, a Maryland corporation (the "Company" or the "Registrant" which, unless otherwise indicated refers to the Company and its subsidiary, TIS Mortgage Acceptance Corporation, a Delaware corporation ("TISMAC")), was incorporated on May 11, 1988. The Company seeks to generate income for distribution to its stockholders primarily through acquisition of Structured Securities (as hereinafter defined) and direct fee ownership of real estate. The Company may also acquire Mortgage Loans (as hereinafter defined). "Structured Securities" include (i) residual interests ("Residual Interests"), principal only bonds ("PO Bonds") and interest only bonds ("IO Bonds") in collateralized mortgage obligations ("CMOs"), which entitle the Company to certain cash flows from collateral pledged to secure such securities; (ii) "Mortgage Certificates," which include securities collateralized by or representing equity interests in mortgage loans secured by first liens on single family residences, multiple family residences or commercial real estate ("Mortgage Loans"):
(iii) CMOs; and (iv) "Commercial Securitizations," which include debt obligations which are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate, accounts and other collateral. As used herein, the term "Mortgage Assets" includes Structured Securities and Mortgage Loans, and the term "Mortgage Instruments" includes Mortgage Certificates and Mortgage Loans.

     The Company may experience losses on Residual Interests during periods of high prepayment rates on mortgages, which occurred in 1992 and 1993. Although Commercial Securitizations reduce the Company's exposure to risk of loss from high prepayment rates on Residual Interests, they are susceptible to the risk of loss on foreclosures. Monthly cash flows on the Company's assets are comprised of both interest income and a partial return of principal.

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

     The Company has entered into an agreement (the "Management Agreement") with the Manager to manage the Company's day-to-day operations, subject to the supervision of the Board of Directors. The Manager will continue to attempt to obtain for the Company mortgage loans and other real estate-related investments meeting the investment criteria and policies set by the Board of Directors, advise the Company with respect to various aspects of its business and administer the Company's day-to-day operations, including cash flow management. For additional information concerning the management of the Company, see "Management of Operations - The Management Agreement" below.

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

     The Company normally borrows funds to purchase and carry assets expecting that the cost of such borrowings will be less than the net cash flow on the assets purchased with such funds.

     The Company, on the one hand, and the Manager and its affiliates, on the other hand, may enter into a number of relationships other than those governed by the Management Agreement, some of which may give rise to conflicts of interest between the Manager and its affiliates and the Company.

     Because taxable income may exceed cash flow from certain mortgage-related assets in the early years after such an asset is created, the Company may realize taxable income in excess of its net cash flow in a taxable year. Since the Company must distribute substantially all of its net taxable income annually in order to maintain its status as a REIT, the Company might, in such circumstances, have to borrow funds to enable it to make such distributions. In evaluating Mortgage Assets for purchase, the Company considers the effect of any excess of taxable income over projected cash receipts of net cash flows. For the fiscal year ended December 31, 1994, the Company's taxable income did not exceed the cash flows from Mortgage Assets.

Primary Business Activity

     The Company has, in prior years, primarily invested in the Residual Interests of single-family CMOs, which are a series of fixed rate or variable rate bonds with a wide range of maturities. CMOs are typically issued in series, which generally consist of serially maturing classes ratably secured by a single pool of Mortgage Instruments. Generally, principal payments received on the Mortgage Instruments securing a series of CMOs, including prepayments on such Mortgage Instruments, are applied to principal payments on one or more classes of the CMOs of such series on each principal payment date for such CMOs. Scheduled payments of principal and interest on the Mortgage Instruments and other collateral securing a series of CMOs are intended to be sufficient to make timely payments of interest on such CMOs and to retire each class of such CMO by its stated maturity. The Company may also purchase Residual Interests in real estate mortgage investment conduits ("REMICs").

     The Company has determined to make a substantial portion of its future investments in multifamily residential properties. On December 29, 1994 the Company entered into a definitive agreement to acquire four multifamily housing properties in California's Central Valley. These properties consist of 539 units together with 9.75 acres of unimproved land slated for development of an additional 126 units. The properties will be purchased in a series of closings occurring between mid-January and mid-September 1995. The aggregate purchase price for the properties will be $29,275,000, including existing debt to be assumed by the Company.

     The Company has also determined that certain future investments would also be made in Commercial Securitizations. Commercial Securitizations are multi-class issuances of debt securities which are funded as to the payment of interest and principal by a specific group of mortgage loans on multifamily residences or other commercial property. Generally, a Commercial Securitization will consist of some senior debt securities rated investment grade, "AAA", "AA" and "A" and other lower-rated "BBB" and "BB" bonds, and unrated bonds. Generally the credit quality of any bond relates to the subordination level of the bond or its priority to receive principal and interest from the mortgage collateral. A First Loss security is the most subordinated class of a multi-class issuance of debt securities and is the first to bear the risk of default on the underlying collateral. To the extent that the Commercial Securitization is a REMIC, there will be a residual interest investment involved. Since many of the Commercial Securitizations are backed by mortgage loans which have prepayment penalty or lock-out provisions, the risk of loss from prepayments may be significantly less than securitizations backed by single-family loans. On the other hand, since there are generally fewer loans involved in the securitization and since the loans usually do not have any guarantee of payment of principal, the risk of loss on foreclosure is much greater. Therefore, the credit quality of the underlying loans is a primary consideration in the risk and reward evaluation of the asset.

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

     Monthly cash flows on the Company's Mortgage Assets have two components: income from the investment and a partial return of investment principal. The investment income forms the basis for payment of expenses and dividends paid to shareholders, and the return of principal portion is reinvested in other mortgage-related assets. In most cases cash flows and income tend to be higher in early periods of ownership and lower in the later periods. It will be necessary for the Company to utilize the principal which is repaid to reduce debt or to acquire new assets. The rate of return on such new assets may be lower than the rate of return on the repaid assets.

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

     IO Bonds. IO Bonds pass through a specified interest portion of a mortgage-backed security. The interest due on an IO Bond is calculated by multiplying this interest rate times the outstanding balance of the underlying mortgage pools. As the balances of the underlying mortgages decline to zero, payments on the IO Bond also decline to zero. Usually the interest rate applied to the underlying mortgages is fixed. If the interest rate is variable, it is called a Floating Rate IO Bond. If the variable rate of interest is inversely related to an index, it is called an Inverse IO Bond. A regular IO Bond is similar to a Bearish Residual Interest, in general its yield will increase as interest rates increase and decrease an interest rates decline. An Inverse IO Bond is similar to a Bullish Residual Interest. In general, its yield will decrease as interest rates increase and increase as interest rates decline. If prepayments increase significantly over the level at which the IO Bond was purchased, it is possible to receive less cash flow over the life of the asset than was initially invested.

Risk Factors

     Ownership of the Company's Common Stock is subject to certain risks. The Company's earnings from its acquisitions of multifamily residential properties will depend upon maintaining rental income that exceeds the Company's interest and other costs. Rental income, in turn, will depend upon the rental market, rates of occupancy and defaults by tenants. Long-term profits will depend upon an appreciation in the value of the properties. Profits from Commercial Securitizations will depend upon proven credit evaluation of underlying loans as well as factors which affect real estate in general including, but not limited to, interest rates at the time the underlying properties are refinanced. The ability of the Company to generate income from the cash flows relating to Structured Securities, or to minimize losses, will depend, in large part, upon the ability of the Company to acquire suitable Structured Securities, respond to fluctuations in market interest rates, and utilize appropriate strategies.

     The amount of income that may be generated from Structured Securities is dependent upon the rate of principal prepayments on the underlying mortgages. Lower rates of prepayments means a longer life for Residual Interests and IO Bonds and thus higher income. Similarly, faster rates of prepayments mean a shorter life and lower income. The rate of prepayments on mortgages is influenced by a variety of economic, geographic, social and other factors, but probably the most important factor is the level of prevailing mortgage rates. In general, prepayments of mortgage loans are faster during periods of substantially declining interest rates and slower during periods of substantially increasing interest rates.

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

     A substantial portion of the Company's assets directly or indirectly consists of Mortgage Instruments pledged to secure debt securities and, accordingly, would not be available to stockholders in the event of liquidation of the Company. In purchasing Mortgage Assets and in issuing debt securities, the Company competes with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources than the Company.

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

     Because of these and other factors, future distributions to stockholders cannot be predicted. The Company has the right, but not the obligation, to refrain from making distributions to stockholders until the tax loss carryforward is fully utilized. It is likely that the market price of the shares of the Company's Common Stock would be affected by any decline in the spread between the Company's net yield on its assets and prevailing interest rates.

Acquisition and Disposition of Mortgage Assets

     The Company purchases Mortgage Assets from investment banking firms and other mortgage suppliers, some of which may be affiliates of the Manager. The Company does not intend to purchase assets that would disqualify it as a REIT or subject it to regulation as an investment company under the Investment Company Act of 1940.

     The Company is not in the business of trading its Mortgage Assets. However, from time to time the Company may sell an asset as part of the Company's ongoing effort to adjust its portfolio composition to reflect changes in economic conditions. In the fourth quarter of 1989, the Company sold a Residual Interest it had acquired in 1988. In 1992, the Company sold for a total of $6,008,000 both of the PO Bonds it had acquired in 1991. There have been no other dispositions of Mortgage Assets since the Company's inception. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 below, "Financial Statements and Supplementary Data" for further details.

     During 1992 the Company reinvested approximately $30,760,000. Of this amount, $22,557,000 was invested in IO Bonds and the remaining $8,203,000 was invested in an Inverse IO Bond. In 1993 the Company reinvested $4,069,000 in inverse IO bonds and $340,000 in equity residuals. In 1994 the Company purchased two Commercial Securitizations for $1,232,000. See
Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 below, "Financial Statements and Supplementary Data" for details on assets acquired. The funds for reinvestment came from cash balances, borrowings, proceeds from the sale of PO Bonds and principal returned to the Company from its investments.

     Based on current projections of return of investment from its portfolio, the Company expects to generate cash flows of $450,000 to $700,000 after expenses in each month of 1995. These cash flows will be used to acquire assets or reduce borrowings. Although the Company continually reviews Mortgage Assets available for purchase, the Company will acquire additional Mortgage Assets only when they are believed to complement the current portfolio.

     On May 31, 1990, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus for a uniform method of accounting for Residual Interests in CMOs (Issue 89-4). The consensus, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company until December 31, 1993. As of December 31, 1993 the Company adopted the accounting method for impairment of mortgage-backed derivative investments prescribed by FASB Statement No. 115 and presented its 1993 and 1994 financial statements in accordance therewith. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 below, "Financial Statements and Supplementary Data" for information as to the effect of adoption of this change in accounting method.
Fair Value of Residual Interests and IO Bonds

     In General - Substantially all income to the Company is currently derived from the cash flows on the Company's Residual Interests, IO Bonds and PO Bonds. The fair value of these assets is the net present value of the projected future cash flows. The amount of cash flows that may be generated from these assets is uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the underlying mortgage collateral and, for Residual Interests with variable rate Bond Classes and IO Bonds with variable interest rates, changes in LIBOR and COFI. The following information sets forth assumptions used to calculate the projected cash flows on the Company's Nonequity Residual Interests and IO Bonds, and the resulting net present value of these assets, at December 31, 1994 based on various assumptions and discount factors.

     Assumptions - For purposes of the presentations on the following tables, the Nonequity Residual Interests have been separated into two groups: Residual Interests in CMOs with fixed rate Bond Classes and Residual Interests in CMOs with one or more COFI Bond Classes. The IO Bonds have been separated into two groups: IO Bonds with a fixed interest rate and Inverse IO Bonds. For purposes of projecting future cash flows, the Company has used the following one-month LIBOR and 11th District COFI rates:

                         INTEREST RATE ASSUMPTIONS

                                          Interest Rates (%)
                     ------------------------------------------------------------
                         Case I     Case II     Case III*     Case IV      Case V
                         ------     -------     ---------     -------      ------
One Month LIBOR           4.469       4.469         5.969       5.969       7.469
11th District COFI        2.687       2.687         4.187       4.187       5.687

*  One-month LIBOR on December 31, 1994 and the 11th District
   COFI for October 1994 released in December 1994.

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

     The prepayment assumptions used in Case III to estimate the fair value of the Company's Nonequity Residual Interests and IO Bonds are the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of January 3, 1995. Bloomberg has obtained this information from sources it believes to be reliable but has not verified such information and assumes no responsibility for the accuracy of such information. The prepayment assumptions used in Case I reflect a decline in short-term interest rates accompanied by a decline in mortgage loan interest rates. The prepayment assumptions used in Case II (which also are used in Case III) reflect a decline in short-term rates not accompanied by a decline in mortgage loan interest rates. The prepayment assumptions used in Case IV (which also are used in Case V) reflect an increase in mortgage loan interest rates not accompanied by an increase in short-term interest rates. The prepayment assumptions used in Case V reflect an increase in short-term interest rates accompanied by an increase in mortgage loan interest rates. The table below shows the prepayment assumptions used to project cash flows in order to calculate the present value of the Company's Nonequity Residual Interests and IO Bonds:

                          PREPAYMENT ASSUMPTIONS
Mortgage         Pass Through
Collateral         Rate (%)            Percent of the Prepayment Assumption (%)
----------       ------------         ------------------------------------------------

                                   Case I    Case II   Case III*    Case IV     Case V
                                   ------    -------   ---------    -------     ------
GNMA                       7.0        176         75          75         70         70
Certificates               9.0        222        140         140        106        106
                          10.0        350        205         205        125        125

FNMA/FHLMC                 8.0        215        135         135        109        109
Certificates               8.5    234-240    151-165     151-165    110-114    110-114
                           9.0        280        181         181        150        150
                           9.5    310-315    206-214     206-214    140-160    140-160
                          10.0        350        236         236        165        165
                          10.5        400        287         287        145        145

* Bloomberg Financial Markets Dealer Prepayment Estimates Average as of January 3, 1995.

     Neither the interest rates nor the prepayment assumptions used herein purports to be a historical description of interest rates or prepayment experiences or a prediction of future interest rates or prepayments of any pool of mortgage loans. The fair value of these assets can vary dramatically depending on future interest rates, prepayment speeds and the discount factor used.

     Present Value of Projected Cash Flows - The tables which follow set forth the present value at December 31, 1994 of the projected cash flows discounted at the indicated discounted rates subject to the assumptions described above. For example, if cash flows are projected using the assumptions in Case III and Nonequity Residuals Interests in CMOs with fixed rate Bond Classes are discounted at 14% and the Nonequity Residual Interests in CMOs with variable rate Bond Classes are discounted at 18%, the present value of the projected cash flows of the Company's Nonequity Residual Interests would equal approximately $8,675,000. This is the Company's estimate of the fair value of these assets. In addition, if cash flows on the Company's regular IO Bonds are discounted at 14% and the cash flows on its Inverse IO Bonds are discounted at 30%, the present value of the projected cash flows on the IO Bonds would equal $9,558,000. This represents a decrease of $236,000 from the $9,794,000 book value of these assets. The difference of $236,000 is the difference between the present value of cash flows and the actual market values as of December 31, 1994 of FNMA SMBS Trust 7 Class 2 IO and FNMA SMBS Trust 4 Class 2 IO. The book value is the Company's estimate of the fair value of these IO Bonds. There will be differences between the projected cash flows used to calculate the present value of these assets and the actual cash flows received by the Company, and such differences may be material.

               PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
               ---------------------------------------------
                              (In thousands)

                     Nonequity Residual Interest in CMOs
 Discount                with Fixed Rate Bond Classes
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    10         $4,040     $4,597      $4,935     $5,482     $5,640
    12          3,833      4,314       4,609      5,062      5,198
    14          3,647      4,063       4,324      4,703      4,820
    16          3,480      3,841       4,072      4,392      4,494
    18          3,327      3,642       3,848      4,120      4,210

                     Nonequity Residual Interest in CMOs
 Discount              with Variable Rate Bond Classes
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    14         $4,529     $5,876      $4,926     $5,750     $4,636
    16          4,308      5,512       4,621      5,343      4,309
    18          4,107      5,189       4,351      4,988      4,023
    20          3,924      4,901       4,111      4,675      3,772
    22          3,757      4,643       3,895      4,399      3,550
------------------------------------------------------------------

                   PRESENT VALUE OF INTEREST ONLY BONDS
                              (In thousands)

 Discount                Regular Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    10         $5,098     $6,324      $6,324     $7,226     $7,226
    12          4,775      5,845       5,845      6,622      6,622
    14          4,488      5,431       5,431      6,105      6,105
    16          4,233      5,068       5,068      5,657      5,657
    18          4,005      4,750       4,750      5,268      5,268

 Discount                Inverse Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    22         $6,387     $7,763      $5,066     $5,425     $2,383
    26          5,838      6,976       4,551      4,839      2,121
    30          5,372      6,329       4,127      4,636      1,910
    34          4,974      5,786       3,773      3,971      1,736
    38          4,629      5,329       3,474      3,641      1,590
------------------------------------------------------------------

Acquisition of Mortgage Instruments

     The Company has the power to purchase Mortgage Instruments from mortgage suppliers. Mortgage Instruments may be acquired subject to the liability represented by Structured Securities. In addition, Mortgage Instruments may be acquired with the intention of arranging for the subsequent issuance of Structured Securities secured thereby. Through December 31, 1994, the Company had not purchased Mortgage Instruments.

     Mortgage Certificates may consist of GNMA Certificates, FHLMC Certificates, FNMA Certificates and other Mortgage Certificates. Mortgage Loans may be originated by various lenders throughout the United States. Originators may include savings and loan associations, banks, mortgage bankers and other mortgage lenders. There are no limits upon the geographic concentration of Mortgage Loans which the Company can acquire.

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

Issuance of Structured Securities

     In June of 1989, the wholly-owned subsidiary of the Company issued a series of CMOs. See "Formation of Subsidiary" below. The Company has not issued, and it has no present plans to issue, any other Structured Securities. The following paragraphs describe certain types of Structured Securities that the Company might issue if permitted and warranted by future circumstances.

     CMOs.     To the extent consistent with its objective of generating
income from the net cash flows on its Mortgage Assets, the Company may issue, itself or through one or more Affiliated Issuers, various series of CMOs secured by collateral which may include Mortgage Instruments, debt service funds and reserve funds, insurance policies, servicing agreements and a master servicing agreement

          Other Mortgage-Backed Securities. Mortgage pass-through certificates representing undivided interests in pools of Mortgage Loans formed by the Company could be utilized as a vehicle for raising funds. The issuance of mortgage pass-through certificates would be undertaken, however, only if the Board of Directors received an opinion of counsel or other satisfactory evidence that the issuance and sale of such securities would not cause the Company to fail to qualify for treatment as a REIT under the Code and that the income, if any, realized by the Company in connection with the issuance, sale, and holding of such securities would not constitute income from a prohibited transaction under the Code.

     Commercial Securitizations.   The general structure of these
securities would be in what is normally called a senior/subordinated structure consisting of some senior debt securities rated investment grade, "AAA," "AA" and "A" and other lower-rated "BBB" and "BB" bonds, and unrated bonds. Generally the credit quality of any of these bonds relates to the subordination level of the bond or its priority to receive principal and interest from the mortgage collateral. Any such securitizations would be issued as REMIC Securities which would also involve a Residual Interest. The Company might or might not retain an investment in any of the bonds or the Residual Interest, however the Company would likely retain a first loss security from the issuance. The first loss bond is the most subordinated class of the multi-class issuance and is the first to bear the risk of default on the underlying collateral. Since there are generally fewer loans involved in the securitization and since the loans usually do not have any guarantee of payment of principal, the risk of loss on foreclosure is much greater. The Company believes that careful credit underwriting would help manage credit risk, although there can be no assurances in this regard.

     The Company may also acquire fee interest in or acquire or originate Mortgage Loans on commercial real estate which, among other things, may be used as collateral for future securitizations.

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

Capital Resources

     When feasible the Company may seek to increase the amount of funds available for its activities through various types of debt financing. The Company would seek to obtain lines of credit from independent financial institutions. The Company would also seek to raise funds through agreements pursuant to which the Company would sell Mortgage Assets for cash and simultaneously agree to repurchase them at a specified date for the same amount of cash plus an interest component ("Reverse Repurchase Agreements"), and through the issuance of commercial paper and other debt securities, other forms of borrowings and the issuance of additional equity securities. Short-term indebtedness would be expected to bear interest at variable rates.

     As of December 31, 1993 the Company had total borrowings of $11,745,000. Of this amount, $696,000 was under a repurchase agreement with Kidder, Peabody & Co. and $11,049,000 under a repurchase agreement with Bear, Stearns & Co., Inc. As of December 31, 1994 the Company's borrowings were solely under a repurchase agreement with Bear, Stearns & Co. and were reduced to $8,325,000. The debt is collateralized by some of the Company's Residual Interests and IO Bonds. The weighted average interest rate on such borrowings at December 31, 1994 was 6.9776%.

     In connection with the agreement to acquire four multifamily housing projects in California's Central Valley, the Company intends to incur mortgage obligations secured by such properties. Any other indebtedness incurred by the Company may be secured by the assets of the Company, including its Mortgage Assets.

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

     On December 5, 1991 the Board of Directors approved a Dividend Reinvestment and Share Purchase Plan which became effective on January 2, 1992. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital would be increased. During 1992, 5,780 shares were issued under the Plan resulting in an increase to capital of $39,000. No new shares were issued under the Plan in 1993 or 1994 as all required shares were purchased in the open market.

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

     The Company also has the power to acquire equity interests in improved real property. At December 31, 1994, the Company did not own real property; however, it has acquired in 1995 and intends to acquire additional multifamily properties in the Western states with the approval of a majority of the Unaffiliated Directors. Acquisition of real property will be incremental to the ownership of mortgage securities. Real property acquisitions will be opportunistic and will occur from time to time only when the potential for appreciation in value together with current cash flow yield provides a total return equal to the Company's investment in mortgage securities.

     To the extent consistent with the Company's qualification as a REIT, the Company has the power to hedge Mortgage Assets it might hold to seek to protect the value of such assets from interest rate fluctuations. Generally, hedging is a technique used either to increase the liquidity or decrease the risk of an asset by guaranteeing, wholly or partially, the price at which the asset may be disposed of prior to its maturity. Certain of the tests that the Company must satisfy to qualify as a REIT, however, may significantly limit the Company's ability to hedge. See "Federal Income Tax Considerations" below. In times of volatile interest rates, the Company may be prevented from hedging its Mortgage Assets. The Company currently has no hedging agreements in place or plans to hedge.

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

Competition

     In purchasing Mortgage Assets and in issuing Structured Securities, the Company competes with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, other lenders, GNMA, FHLMC and FNMA and other entities purchasing Residual Interests, Mortgage Instruments and issuing Structured Securities, virtually all of which have significantly greater financial resources than the Company. Additionally, Structured Securities which the Company might seek to issue face competition from other investment opportunities available to prospective purchasers.

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

                         Management of Operations

The Management Agreement

     The Company has entered into a Management Agreement with the Manager which is renewable annually. In June 1994 the Board of Directors renewed the Management Agreement through June 30, 1995. In March 1995 the Board of Directors authorized a committee composed of four Unaffiliated Directors to consider proposed revisions to the Management Agreement in light of the Company's acquisition of multifamily residential properties and recent waivers by the Unaffiliated Directors of the requirement in the Management Agreement that the Manager reimburse the Company for Excess Expenses (as defined below; see "Expenses"). The Management Agreement may be terminated by the Company without cause at any time upon 60 days written notice by a majority vote of its Unaffiliated Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock and by the Manager upon 60 days written notice.

     Under the Management Agreement the Manager, in accordance with criteria established by the Company's Board of Directors, including a majority of the Unaffiliated Directors, arranges for the acquisition of mortgage-related assets for the Company, arranges for the acquisition, management and financing of real estate, arranges for the issuance and administration of Structured Securities, monitors the performance of the foregoing and provides certain administrative and overall managerial services necessary for the operation of the Company. For performing these services, the Manager receives (i) a base management fee, payable quarterly, in an amount equal to 3/8 of 1% per annum of the Company's Average Invested Assets and (ii) incentive compensation, payable quarterly, in an amount equal to 25% of the amount by which the Company's annualized Return on Equity for the quarter exceeds the Ten Year U.S. Treasury Rate for the quarter plus one percentage point.

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

     Unless waived by the Unaffiliated Directors, the Management Agreement provides that the Manager shall reimburse the Company, up to the extent of the base management fee, to the extent that certain of such expenses exceed the greater of 2% of the average invested assets of the Company or 25% of the Company's Net Income for the year ("Excess Expenses"). The Company experienced Excess Expenses in 1993 and 1994, and the Unaffiliated Directors waived the reimbursements that would otherwise have been required by the Management Agreement.

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

     The failure of the Company to be treated as a REIT for any taxable year would materially and adversely affect the stockholders since the Company would be taxed as a corporation. Accordingly, the taxable income of the Company (computed without any deduction for distributions to stockholders) would be taxed to the Company at corporate rates (currently up to 35%), and the Company would be subject to any applicable minimum tax. Additionally, dividends to the stockholders would be treated as ordinary income to the extent of the Company's earnings and profits. As a result of the "double taxation" (i.e. taxation at the corporate level and subsequently at the stockholder level when earnings are distributed) the dividends to the stockholders would decrease substantially, because a large portion of the cash otherwise available for distribution to stockholders would be used to pay taxes. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

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

     The Company anticipates that its gross income will continue to consist principally of interest and gains on Mortgage Assets and income from short-term reinvestments. The composition and sources of the Company's income allowed the Company to satisfy the income tests for all fiscal years through December 31, 1994 and should allow the Company to satisfy the income tests during each year of its existence. If, however, the Company causes issuances of interests in REMICs or issuances of certificates representing certain equity interests in Mortgage Instruments (such as pass-through certificates), the Company could recognize income or gain that, if excessive, could result in the Company's failure to meet the 30% income test or, if from transactions in which the Company is deemed to be a dealer, could be subject to the 100% tax on prohibited transactions. See "Taxation of the Company" below. This effectively limits both the Company's ability to issue REMIC securities directly or through wholly owned subsidiaries and its ability to issue such securities indirectly through issuance of Funding Notes to Affiliated Issuers. See "Issuance of Structured Securities - CMOs." Further, certain short-term reinvestments may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test, and certain hedging transactions could give rise to income that, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy the 30% income test. In addition, income from Structured Securities which do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made (e.g. CMOs) may not qualify under the 75% income test. The Company intends to monitor its reinvestments and hedging transactions closely to avoid disqualification as a REIT.

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

     The Company anticipates that its assets will continue to consist principally of (i) ownership interests in Mortgage Assets (including undivided ownership interests in Mortgage Instruments), (ii) interests in REMICs, (iii) interests in real estate, (iv) interests in other REITs, (v) stock or debt instruments that generate qualified temporary investment income, (vi) cash and (vii) certain short-term investments and reinvestments. The Company believes that such asset holdings will allow it to satisfy the assets tests necessary to qualify as a REIT, and the Company intends to monitor its activities to attempt to assure satisfaction of such tests.

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

     The Code imposes a non-deductible 4% excise tax on REITs to the extent that the "distributed amount" with respect to a particular calendar year is less than the sum of (i) 85% of the REITs taxable income (computed pursuant to Section 857(b)(2) of the Code, but before the dividends paid deduction and excluding capital gain or loss) for such calendar year, (ii) 95% of the REIT's capital gain net income (i.e. the excess of capital gains over capital losses) for such calendar year, and (iii) the excess, if any, of the "grossed up required distribution" (as defined in Section 4981(b)(3) of the Code) for the preceding calendar year over the distributed amount for such preceding year. For purposes of the excise tax provision, the "distributed amount" with respect to any calendar year is the sum of (i) the deduction for dividends paid during such calendar year (excluding dividends paid after the close of the taxable year under Section 858 of the Code but including dividends declared in October, November or December and paid in January, as described above), (ii) amounts on which the REIT is required to pay corporate tax and (iii) the excess, if any, of the distributed amount for the preceding year over the "grossed up required distribution" for such preceding taxable year. The Company paid excise tax of $38,051 for calendar year 1992, $2,009 for 1993 and $336 for 1994.

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

Item 3.  Legal Proceedings.

     At March 15, 1995, there were no material pending legal proceedings (within the meaning of the Form 10-K instructions) to which the Company or its subsidiary is a party or to which any of their respective property was subject.

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

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters.

     The Company's Common Stock is listed on both the New York Stock Exchange and the Pacific Stock Exchange under the symbol "TIS." The high and low closing sales prices of shares of the Common Stock on the New York Stock Exchange for the periods indicated were as follows:

                                                    High        Low
                                                    ----        ----
1993
 First Quarter                                       3-3/4     2-3/4
 Second Quarter                                      3-3/8     2-3/8
 Third Quarter                                       2-5/8     2
 Fourth Quarter                                      2-1/8     1-1/2
1994
 First Quarter                                       2-1/8     1-1/2
 Second Quarter                                      2-1/4     1-1/2
 Third Quarter                                       2-1/4     1-3/4
 Fourth Quarter                                      2-1/8     1-5/8
1995
 First Quarter (through March 15, 1995)              2-3/8     1-3/4
----------------------------------------------------------------------

     On March 15, 1995, the closing sales price of the shares of Common Stock on the New York Stock Exchange was $2.25. On that date the Company had outstanding 8,105,880 shares of Common Stock which were held by approximately 890 stockholders of record and the total number of beneficial shareholders was approximately 8,000.

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

----------------------------------------------------------------------------------------
Applicable                        Date    Amount              Record             Payable
Quarter                       Declared  Declared                Date                Date
----------------------------------------------------------------------------------------
March 31, 1993           March 2, 1993     $0.05      March 31, 1993      April 15, 1993
June 30, 1993             June 8, 1993     $0.05       June 30, 1993       July 15, 1993
September 30, 1993     August 31, 1993     $0.05  September 30, 1993    October 15, 1993
December 31, 1993   September 15, 1993     $0.05   December 15, 1993   December 31, 1993
December 31, 1994    September 7, 1994     $0.02   December 15, 1994   December 30, 1994
----------------------------------------------------------------------------------------

     The Board of Directors, at its regular meeting on March 1, 1994, suspended the regular quarterly dividend payment for the first quarter of 1994. On September 7, 1994, a dividend of $0.02 per share was declared in order to minimize corporate income taxes payable by the Company. The actual amount and timing of future dividend payments will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

     Subject to the distribution requirements to maintain REIT qualification, the Company intends, to the extent practicable, to utilize substantially all of the principal from repayments, sales and refinancings of the Company's Mortgage Assets to reduce debt or to acquire new assets. The Company may, however, under extraordinary circumstances, make a distribution of principal. Such distributions, if any, will be made at the discretion of the Company's Board of Directors.

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

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing in sections of this Annual Report on Form 10-K. The data as of December 31, 1994, 1993 and 1992 and for the years ended December 31, 1994, 1993 and 1992 have been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)
-------------------------------------------------------------------------------------------------------
                                                              Years Ended December 31,
                                             ----------------------------------------------------------
                                                   1994       1993        1992        1991        1990
                                             ----------------------------------------------------------
Statement of Income Data
Income
 Interest Income on Mortgage Certificates       $18,298     $36,873    $54,337     $64,307     $69,467
 Interest Income on Residual Interests            3,650         186      2,001      10,248       7,924
 Income from PO Bonds                                 0           0        107          15           0
 Income from IO Bonds                             2,208       1,997      1,983           0           0
 Income from Commercial Securitizations              51           0          0           0           0
 Interest on Short-term Investments                 126         179        400         539         872
 Gain on Sales of PO Bonds                            0           0      1,391           0           0
 Other Income                                        60          89        123         154         177
 Total Income                                    24,393      39,324     60,342      75,263      78,440
Expenses
 Interest Expense on CMOs                        18,987      38,323     52,747      61,909      66,540
 Interest Expense on Short-term Debt                509         568        781         284         163
 Valuation Reserve Provision                        398           0          0           0           0
 Write-downs of Mortgage Assets                       0      12,388     25,047           0           0
 Amortization of Deferred Bond
     Issuance Costs                                 351       1,857      1,638         741         455
 Administrative and Management Expenses           1,611       1,920      1,624       2,949       3,189
 Total Expenses                                  21,856      55,056     81,837      65,883      70,347

Minority Interest                                     0          172        108      (215)       (329)

Income (Loss) Before Cumulative Effect
 of Change in Accounting for Real
 Estate Investments                               2,537     (15,560)   (21,387)      9,165       7,764

Cumulative Effect of Change in
 Accounting for Real Estate Investments               0      (9,879)         0           0           0

Net Income (Loss)                                $2,537    ($25,439)  ($21,387)     $9,165      $7,764

Net Income (Loss) per Share
 Before Cumulative Effect of Change in
 Accounting for Real Estate Investments           $0.31      ($1.92)    ($2.64)      $1.13       $0.96
 Cumulative Effect of Change in
 Accounting for Real Estate Investments           $0.00       (1.22)      0.00        0.00        0.00

Net Income (Loss)                                 $0.31      ($3.14)    ($2.64)      $1.13       $0.96
Dividends Declared per Share                      $0.02       $0.20      $0.61       $1.34       $1.28
Weighted Average Shares Outstanding               8,106       8,106      8,103       8,100       8,100

-------------------------------------------------------------------------------------------------------

Selected Financial Data (Continued)

 (In thousands)                                                December 31
                                        ----------------------------------------------------------
                                             1994        1993        1992        1991        1990
                                        ----------------------------------------------------------
Balance Sheet Data
 Mortgage Certificates, net              $163,817    $250,015    $460,438    $643,176    $712,158
 Residual Interests                         8,675      11,919      22,648      59,646      56,950
 PO Bonds                                       0           0           0       4,796           0
 IO Bonds                                   9,794      12,212      26,614           0           0
 Commercial Securitizations                 1,194           0           0           0           0
 Reserve for Loss on Investments           (4,818)    (3,852)           0           0           0
 Total Assets                             188,957     300,190     545,645     735,835     797,892
 Total Liabilities                        172,864     284,410     502,881     666,628     727,009
 Minority Interest                              0           0       1,275       1,428       1,415
 Total Shareholders' Equity                16,093      15,780      41,489      67,779      69,468

--------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company commenced operations on August 26, 1988 in connection with its initial public offering of 8,100,000 shares of Common Stock.

Investment Activities

     During 1994 the Company reinvested $1,232,000 in Commercial Securitizations and reduced its short-term borrowings by $3,420,000. In addition, the Company incurred costs of $395,000 related to the 1995 purchase of multifamily residential properties. At December 31, 1994, these costs are included in other assets. During 1993 the Company reinvested $4,069,000 in IO Bonds and $340,000 in Residual Interests and reduced its short-term borrowing by $6,212,000. The funds came from operating activities and the principal returned to the Company from its investments. The Company continually reviews the composition of its portfolio and analyzes potential investments as additions to the portfolio. The Company reinvests the principal portion of its cash flow as soon as it finds suitable investments. The following table illustrates the Company's cash receipts, disbursements and reinvestments for the last four years.

CASH FLOW ANALYSIS
(In thousands)                              1994        1993        1992         1991
--------------------------------------------------------------------------------------
Beginning Cash Balance                     $ 680       $ 903     $ 1,902     $ 5,892
Cash Received:
 Investments                              10,926      16,111      20,949      18,365
 Short-term Investments                        0           0       1,835           0
 Sale of Investment                            0           0       6,008           0
 Increase to Borrowings                        0           0      10,826       7,131
Cash Disbursements:
 Cash Expenses                             (5,074)     (3,687)    (2,566)     (2,609)
 Dividends                                   (162)     (2,026)    (7,291)    (10,692)
 Short-term Investments                        0           0           0      (1,835)
 Reinvestments                             (1,232)     (4,409)   (30,760)    (14,350)
 Decrease to Borrowings                    (3,420)     (6,212)         0           0
--------------------------------------------------------------------------------------
Ending Cash Balance                       $1,718        $680        $903      $1,902
--------------------------------------------------------------------------------------

     The Company decreased the level of reinvestments in 1994 over the two prior years because the cash flows from investments did not provide cash at prior year's levels. The Company increased the level of reinvestments substantially in 1992 over 1991 levels due to a combination of the following: (1) the higher prepayments did not reduce the 1992 cash flows but instead caused most of the $20,949,000 cash flows from investments to be considered a return of investment - therefore, the Company had more cash to reinvest, (2) the drop in short term rates, and the resulting difference between long and short term rates, made it prudent for the Company to be as fully invested in longer term assets as was practical, (3) the funds from the sale of PO Bonds were available for reinvestment and (4) the Company wanted to replace some of the assets which had been written down.

     From the middle of 1991 until mid-1993, the Company has reinvested its cash flows into PO and IO Bonds, including Inverse IO Bonds because issuers of CMOs were able to reallocate the economics formerly found only in Residual Interests to some of the other CMO tranches. In addition, most new Residual Interests were noneconomic and would not provide the investment attributes previously found in Residual Interests and now found in a variety of PO and IO Bonds. See "Effect of Interest and Prepayment Rates on Net Income" below for further detail on the investment characteristics of PO and IO Bonds as compared to Residual Interests.

     In 1993 the Company purchased two Inverse IO Bonds for $4,069,000 and purchased for $340,000 all of the outstanding minority interest in an Equity Residual and minority interests in two other Equity Residuals.

     In 1994 the Company purchased two commercial securitizations for $1,232,000. Based on current projections of return of investment from its portfolio, the Company expects to generate cash flows of $450,000 to $700,000 in each month of 1995 either for reinvestment or to be used to reduce borrowings. The Company continually reviews mortgage-related assets available for purchase and plans to acquire additional mortgage-related assets when they complement the current portfolio.

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

     SFAS No. 115 requires investments in debt and equity securities that are classified as available-for-sale to be carried at fair value with any net unrealized gain or less excluded from earnings and reported as a separate component of shareholders' equity.

     Furthermore SFAS No. 115 requires that investments classified as held-to-maturity or available-for-sale be written down to fair value as a realized loss if the fair value of an investment is less than its carrying value and the decline is determined to be "other than temporary". The Emerging Issues Task Force ("EITF") of the FASB reached a consensus (EITF 93-18) in March 1994 as to the definition of "other than temporary". The EITF concluded that if the projected yield on the carrying value of an investment is less than a risk free rate, the decline in value is considered to be other than temporary and the investment is written down to its fair value as the new cost basis. The amount of the write down, if any, is included in current earnings (i.e. accounted for as a realized loss). Prior to SFAS No. 115 and EITF 93-18 the Company wrote down its Mortgage Assets only when the undiscounted future estimated cash flows were less than the carrying value in accordance with EITF 89-4.

     SFAS No. 115 became effective for years beginning after December 15, 1993; however an enterprise was permitted to apply this statement effective in the fourth quarter of 1993. Prior years' financial statements were not permitted to be restated. The Company elected to adopt SFAS No. 115 in the fourth quarter of 1993.

     The Company is not in the business of trading its Mortgage Assets; however, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. As such, the Company does not meet the stringent requirements of SFAS No. 115 related to classifying its real estate investments as held-to-maturity and, therefore, has classified all of its real estate investments as available-for-sale.

     The Company recognized a $9,879,000 charge to earnings in 1993 from the cumulative effect at December 31, 1993 of adopting the new standard for assets which meet the definition of other than temporary impairment. For assets which do not meet the definition of other than temporary impairment and for assets where the fair value exceeds amortized cost, the Company has recorded, as a cumulative effect of change in accounting for investments, a net unrealized gain of $1,351,000 as a separate component of equity as prescribed by SFAS No. 115 for assets classified as available-for-sale. Prior years' consolidated financial statements were not permitted to be restated.

Results of Operations

     The Company had net income of $2,537,000, or $0.31 per share, for the year ended December 31, 1994. For the year ended December 31, 1993 it had a net loss of $25,439,000, or $3.14 per share. The 1993 loss included $9,879,000, or $1.22 per share, as the cumulative effect of a change in accounting for real estate investments occasioned by the Company's decision to adopt SFAS No. 115 as of its fiscal year ended December 31, 1993. Additionally, the 1993 net loss included write-downs of Mortgage Assets of $12,388,000. This loss compares to a net loss for the year ended December 31, 1992 of $21,387,000, or $2.64 per share. The 1992 net loss included write-downs of mortgage assets of $25,047,000. The Company declared dividends totaling $162,000 for 1994, or $0.02 per share as compared with $1,621,000 for 1993, or $0.20 per share. 1992 dividends declared totaled $4,942,000, or $0.61 per share. The Company's first and second quarter 1992 dividends were based on the Company's best estimate of taxable income for 1992 at the time the dividends were declared. When it became apparent that the Company might have a taxable loss for the year, the dividend was lowered to $0.05 per share. The Company also anticipated a taxable loss for 1993 and retained its quarterly dividend policy of $0.05 per share throughout the year. The 1994 dividend of $0.02 per share was declared to minimize the Company's corporate income taxes.

1994 Compared to 1993

     As a result of the accounting change described above which adjusted the carrying value of the Company's Mortgage Assets to fair value, 1994 operating results were likely to be favorable in most stable interest rate environments. As shown in the Net Interest Income Analysis below, the average yield from residual interests and IO bonds was 35.65% and 18.77%, respectively.

     Net interest margin (interest income from Mortgage Certificates net of interest expense on CMOs) improved to a net interest expense of $689,000 in 1994 from net interest expense of $1,450,000 in 1993 as shown in the following table.

(In thousands)               1994        1993       Change

Interest Income from       $17,518     $33,160     ($15,642
Mortgage Certificates                              )
Amortization of Market     780         3,713       (2,933)
Discount
Net Interest Income        18,298      36,873      (18,575)

Interest Expense on CMOs   17,528      33,302      (15,774)
Amortization of Original   1,459       5,021       (3,562)
Issue Discount
Net Interest Expense       18,987      38,323      (19,336)

Net Interest Margin        ($          ($          $
                           689)        1,450)      761

Net interest margin continues to be negative because of the retirement of some of the lower coupon bonds leaving primarily bonds which bear an interest rate equal to or close to the mortgage rate.

     Interest expense on repurchase agreements decreased from $568,000 in 1993 to $509,000 in 1994. This the result of a decrease in the average amount of debt outstanding from $15,234,000 in 1993 to $9,854,000 in 1994. However, this was reduction offset by an increase in the weighted average interest rate from 3.70% in 1993 to 5.10% in 1994. Management and residual interest administration fees declined in 1994 because of the lower level of average invested assets which arose from the 1993 write downs of Mortgage Assets. In 1994 the Company incurred management fees of $121,000 and residual interest administration fees of $100,000 as compared to fees of $179,000 and $110,000, respectively, in 1993. General and administrative expense declined from $1,430,000 in 1993 to $1,229,000 in 1994 because costs of stockholder communications and the capitalization in 1994 of certain consulting fees.

1993 Compared to 1992

     The increases in both actual mortgage prepayments and the forecasted level of future prepayments which gave rise to substantial write downs of Mortgage Assets commencing in mid-1992 continued throughout 1993. As a result, the Company sustained a net loss before the cumulative effect of the change in accounting for real estate investments of $15,560,000 or $1.92 per share. This compares to a net loss of $21,387,000 or $2.64 per share in 1992. Write downs in 1993 totaled $12,388,000 as compared to $25,047,000 in 1992. The carrying values of these assets were adjusted so that their book values at the end of each quarter equaled the sum of their projected future cash flows based on an assumed continuation of the high prepayment speeds. The projected increase in future prepayments shortened the anticipated future life of the investments and therefore reduced their existing values. The higher prepayments also caused lower income on some of the Company's Mortgage Assets which did not require downward adjustments.

     Net interest margin (interest income from Mortgage Certificates net of interest expense on CMOs) declined from $1,590,000 in 1992 to a net interest expense of $1,450,000 in 1993 because of the retirement of some of the lower coupon bonds leaving primarily bonds which carried an interest rate equal to or close to the mortgage rate. Net interest margin was also adversely impacted by changes in non-cash expenses related to the mortgages and bonds such as an increase in total amortization of bond issuance costs and discount on Mortgage Certificates and CMOs from $1,566,000 in 1992 to $3,016,000 in 1993.

     Interest expense on repurchase agreements decreased from $781,000 in 1992 to $568,000 in 1993 because of the lower average interest rate in 1993 as well as the decreased level of short-term borrowings. Management and residual interest administration fees declined in 1993 because of the decreased level of average invested assets arising from the write downs of mortgage-related assets. In 1993 the Company incurred management fees of $179,000 and residual interest administration fees of $110,000 as compared to management fees of $276,000 and residual interest administration fees of $100,000 in 1992. General and administrative expense in 1993 was $431,000 greater than in 1992 because of increased accounting fees related to tax matters, the employment of outside consultants to aid in the development of future investment strategies for the Company, increased franchise and excise taxes and increases in overhead expenses.

Outlook

     Because mortgage interest rates increased in 1994, the high level of prepayments experienced in 1992 and 1993 subsided. As a result, most of the Company's Mortgage Assets yielded income in 1994 approximately equal to the amounts projected at the end of 1993. If mortgage interest rates remain stable or increase, the Company will continue to show profits on these assets. If mortgage rates decline sufficiently to cause prepayments to increase, the Company will again have write downs on certain of its single family Mortgage Assets.

     The Company has determined that it will direct its future investments to multifamily residential properties and Commercial Securitizations. On December 29, 1994 the Company entered into a definitive agreement to acquire four multifamily housing properties in California's Central Valley. These properties consist of 539 units together with 9.75 acres of unimproved land slated for development of an additional 126 units. The properties will be purchased in a series of closings occurring between mid-January and mid-September, 1995. The aggregate purchase price for the properties will be $29,275,000, including existing debt to be assumed by the Company. During the second and fourth quarters of 1994, the Company acquired subordinate interests in Commercial Securitizations for $1,232,000.

     The Company has generated significant tax loss carryforwards from losses experienced over the last several years. The Company has continued to generate cash flows from its Mortgage Assets and it is expected that in the future, to a large degree, these cash flows will represent a return of investment principal to the Company and not taxable income required to be distributed as dividends to stockholders. The Company has been seeking suitable real estate assets and Commercial Securitizations which would generate cash flows for additional reinvestment. Should these activities be successful, the Company would be in a tax position to continue to use cash flows to rebuild its investment portfolio prior to resuming taxable dividend payments.

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

     The amount of income that may be generated from the Company's ownership in Residual Interests is dependent upon the rate of principal prepayments on Mortgage Loans which underlie the CMO bonds. Lower rates of prepayment mean a longer life for the Residual Interest and thus higher income. Similarly, faster rates of prepayment mean a shorter life for the Residual Interest and lower income. The rate of principal payments on mortgage loans is influenced by a variety of economic, geographic, social and other factors, but probably the most important factor is the level of prevailing mortgage rates. In general, if prevailing mortgage interest rates rise significantly above the interest rates on the collateral pledged to secure the CMOs, such collateral is likely to experience lower prepayment rates and hence the Residual would have higher income. Conversely, if mortgage interest rates fall significantly, prepayments increase and income from the Residual Interests would be less.

     A PO Bond is a bond which passes through only the principal portion of a mortgage-backed security. PO Bonds are created by splitting the principal cash flows from the coupon interest on a CMO Bond to create the PO Bond and an associated IO Bond. PO Bonds are sold at a deep discount to face value. They pay no periodic coupon interest. Principal is returned in the form of scheduled amortization and mortgage prepayments.
Ultimately, the entire face amount of a PO Bond is repaid to the investor. Because there is no coupon, the income performance of a PO Bond is extremely sensitive to prepayments. Higher prepayments lead to a more rapid return of principal and a higher yield and lower prepayments lead to a slower return of principal and a lower yield. However, since a PO Bond is sold at a discount to its face value, and the total face value is ultimately received, the total yield on a PO Bond cannot drop below zero.

     IO Bonds pass through a specified interest portion of a CMO. The interest due on an IO Bond is calculated by multiplying this interest rate times the outstanding balance of the underlying mortgage pools. As the balance of the underlying mortgages decline to zero, payments on the IO Bond also decline to zero. Usually the interest on the underlying mortgages is fixed. If the interest rate is variable, it is called a Floating Rate IO Bond. If the variable rate of interest is inversely related to an index, it is called an Inverse IO Bond. A regular IO Bond is similar to a fixed rate Residual Interest, in that its yield will generally increase as interest rates increase and decrease as interest rates decline. An Inverse IO is similar to a LIBOR or COFI indexed Residual. In general its yield will decrease as interest rates increase and increase as interest rates decline.

     The Company's income from Residual Interests in CMOs which includes one or more LIBOR or COFI Bond Classes and from Inverse IO Bonds may fluctuate widely depending upon changes in the LIBOR or COFI rates, which will affect the amount of interest payable on such LIBOR or COFI bonds and on the Inverse IO Bond. The Company's income also will be affected by the relationship between changes in these rates and mortgage prepayments. As a result of 1994 return of principal and interest earnings, the composition of the Company's Structured Securities was approximately 23% fixed rate, 24% COFI, 31% IO Bonds and 22% inverse IO bonds. As a result of 1993 reinvestments, write downs, and return of principal, the composition of the Company's Structured Securities was approximately 31% fixed rate, 19% COFI, 19% IO Bonds and 31% Inverse IO Bonds at December 31, 1993. Because of this balance, the cash flow characteristics of the Company's Structured Securities are intended to complement each other in a way that, to some extent, hedges the portfolio internally. The goals are to avoid undue future interest rate risk and to obtain greater ability to produce steady cash flow levels.

     Under certain extended high interest rate periods or in the event of extremely high prepayment rates on the Collateral, the return on the Company's investment in a Residual Interest or IO Bond could be significantly reduced. In the event that the projected return on Structured Securities falls below a risk free rate, the Company would be required to write down the asset to a fair value.

Liquidity and Capital Resources

     The Company uses its cash flow to provide working capital to pay its expenses and debt service, acquire other assets and, at the discretion of the Board of Directors, to pay dividends to its shareholders. In 1994 the Company generated cash flow from its operations of $7,914,000 as compared to $4,342,000 in 1993, whereas in 1992 the Company used $5,934,000 of cash to support operations.

     At December 31, 1994 the Company had outstanding borrowings with one investment banking firm under repurchase agreements totaling $8,325,000.
All of the borrowing had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at that date was 6.9776%. At December 31, 1993 the Company had outstanding borrowings with two investment banking firms under repurchase agreements. At that date the Company owed $11,745,000. The weighted average interest rate of these borrowings was 3.65%. At December 31, 1994, the Company had no other borrowings or committed lines of credit.

     Management of the Company believes that the cash flow from operations and availability of repurchase agreements are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including payment of dividends to its shareholders, which must equal at least 95% of the Company's taxable income in order for the Company to qualify as a REIT.

Net Interest Income Analysis

                                                       1994                                     1993
                                        ----------------------------------       ----------------------------------
                                                     Average     Average                      Average     Average
(In thousands)                           Interest    Balance       Rate           Interest    Balance       Rate
-------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates                    $18,298    $194,679       9.40%          $36,873    $361,602      10.20%
 Residual Interests                         3,650      10,239      35.65%              186      16,411       1.13%
 Interest Only Bonds                        2,208      11,762      18.77%            1,997      21,078       9.47%
 Other                                        237       9,840       2.41%              268      16,372       1.64%
-------------------------------------------------------------------------------------------------------------------
      Interest Income                      24,393     226,520      10.77%           39,324     415,463       9.47%

Interest Expense
 Collateralized Mortgage Obligations       19,897     199,572       9.97%           40,381     376,933      10.71%
 Short-term Debt                              509      10,020       5.08%              568      15,371       3.70%
-------------------------------------------------------------------------------------------------------------------
      Interest Expense                     20,406     209,592       9.74%           40,949     392,304      10.44%

Net Interest
 Income (Expense)                          $3,987                   1.76%          ($1,625)                 (0.39%)
-------------------------------------------------------------------------------------------------------------------

                                                       1992                                     1991
                                        ----------------------------------       ----------------------------------
                                                      Average     Average                      Average      Average
(In thousands)                            Interest    Balance        Rate         Interest     Balance         Rate
-------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates                     $54,337   $559,175       9.72%           $64,307   $680,202       9.45%
 Residual Interests                          2,001     40,635       4.92%            10,248     59,504      17.22%
 Interest Only Bonds                         1,983     18,822      10.54%                 0          0       0.00%
 Other                                         627     15,407       4.07%               708     12,015       5.89%
-------------------------------------------------------------------------------------------------------------------
      Interest Income                       58,948    634,039       9.30%            75,263    751,721      10.01%

Interest Expense
 Collateralized Mortgage Obligations        54,634    571,111       9.57%            62,920    683,820       9.20%
 Short-term Debt                               781     17,301       4.51%               284      4,192       6.77%
-------------------------------------------------------------------------------------------------------------------
      Interest Expense                      55,415    588,412       9.42%            63,204    688,012       9.19%

Net Interest Income                         $3,533                  0.56%           $12,059                  1.60%
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

                                  1994  -  1993                    1993  -  1992                    1992  -  1991
                                  -------------                    -------------                    -------------
 (In thousands)            Rate      Volume      Total      Rate      Volume      Total      Rate      Volume      Total
--------------------------------------------------------------------------------------------------------------------------
Interest Income
     Mortgage            ($2,693)   ($15,882)  ($18,575)    $2,837   ($20,301)  ($17,464)    $1,850   ($11,820)   ($9,970)
Certificates
     Residual Interests     3,507        (43)     3,464    (1,023)       (792)    (1,815)    (5,711)    (2,536)    (8,247)
     Interest Only            384       (173)       211       (74)        88          14          0      1,983      1,983
Bonds
     Other                  (202)       (171)       (31)     (401)        42        (359)      (926)       845        (81)
--------------------------------------------------------------------------------------------------------------------------
       Interest Income        996    (15,927)   (14,931)     1,339    (20,963)   (19,624)    (4,787)   (11,528)   (16,315)

Interest Expense
     CMOs                 (2,632)    (17,852)   (20,484)     7,762    (22,015)   (14,253)     2,626    (10,912)    (8,286)
     Short-term Debt        (832)       773         (59)     (132)        (81)      (213)       (59)       556        497
--------------------------------------------------------------------------------------------------------------------------
       Interest Expense   (3,464)    (17,079)   (20,543)     7,630    (22,096)   (14,466)     2,567    (10,356)     (7,789)

Net Interest Income       $4,460     $1,152       $5,612   (6,291)     1,133      (5,158)   ($7,354)   ($1,172)    ($8,526)
--------------------------------------------------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data

                      TIS Mortgage Investment Company
                              and Subsidiary

                       Index to Financial Statements

Report of Independent Public Accountants ...........................  35

Consolidated Balance Sheets - December 31, 1994 and 1993 ...........  36

Consolidated Statements of Operations for the years ended
   December 31, 1994, 1993 and 1992 ................................  37

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1994, 1993 and 1992 ....................  38

Consolidated Statements of Cash Flows for the years ended
   December 31, 1994, 1993 and 1992 ................................  39

Notes to the Consolidated Financial Statements .....................  40

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

     We have audited the accompanying consolidated balance sheets of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIS Mortgage Investment Company and Subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 2, in 1993 the Company changed its method of accounting for its investments to adopt the provisions of Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities.


San Francisco, California,
  March 21, 1995

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------

(In thousands)                                     December 31, 1994   December 31, 1993
----------------------------------------------------------------------------------------
ASSETS
Real Estate Investments
  Mortgage Certificates, gross                             $167,679            $254,657
      Less Unamortized Discount                              (3,862)             (4,642)
                                                           --------            --------
  Mortgage Certificates, net                                163,817             250,015
  Residual Interests                                          8,675              11,919
  Interest Only (IO) Bonds                                    9,794              12,212
  Reserve for Loss on Investments                            (4,818)             (3,852)
                                                           --------            --------
     Total Real Estate Investments                          178,662             270,294

Cash and Cash Equivalents                                     1,718                 680
Restricted Cash                                               2,920              17,982
Accrued Interest Receivable                                   2,658               8,289
Deferred Bond Issuance Costs                                  2,317               2,667
Other Assets                                                    682                 278
                                                           --------            --------
     Total Assets                                          $188,957            $300,190
                                                           ========            ========

----------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, gross                 $169,304            $277,612
  Less Unamortized Discount                                  (7,410)             (8,870)
                                                           --------            --------
Collateralized Mortgage Obligations, net                    161,894             268,742
Payable to Affiliate                                             30                  31
Accounts Payable and Accrued Liabilities                        252                 190
Accrued Interest Payable                                      2,363               3,702
Short-term Debt                                               8,325              11,745
                                                           --------            --------
     Total Liabilities                                      172,864             284,410
                                                           --------            --------
----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 Shares Authorized; 8,105,880
  Shares Issued and Outstanding                                   8                   8
Additional Paid-in Capital                                   74,696              74,696
Unrealized Gain on Investments                                 (711)              1,351
Retained Deficit                                            (57,900)            (60,275)
                                                           --------            --------
     Total Shareholders' Equity                              16,093              15,780
                                                           --------            --------

----------------------------------------------------------------------------------------

    Total Liabilities and Shareholders' Equity             $188,957            $300,190
                                                           ========             ========
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)                          Years Ended December 31,
                                                    -------------------------------------------
                                                            1994           1993          1992
------------------------------------------------------------------------------------------------
INTEREST INCOME
Mortgage Certificates, net                             $  18,298      $  36,873     $  54,337
Short-term Investments                                       126            179           400
Residual Interests                                         3,650            186         2,001
Principal Only (PO) Bonds                                      0              0           107
Interest Only (IO) Bonds                                   2,208          1,997         1,983
Commercial Securitizations                                    51                0           0
Other                                                         60             89           120
                                                         -------        -------       -------
                                                          24,392         39,324        58,948
                                                         -------        -------       -------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
 Interest                                                 18,987           38,323      52,747
 Administration Fees                                         161            201           249
 Amortization of Deferred Bond Issuance Costs                351          1,857         1,638
Short-term Debt                                              509            568           781
Valuation Reserve Provision                                  398              0             0
                                                         -------        -------       -------
                                                          20,406         40,949        55,415
                                                         -------        -------       -------

Net Interest Income (Expense)                              3,987         (1,625)        3,533

Other Income                                                   0              0             3
Gain on Sale of PO Bonds                                       0              0         1,391
Write-downs of Mortgage Assets                                 0        (12,388)       (25,047)
Management and Residual Interest
 Administration Fees                                        (221)          (289)          (376)
General and Administrative Expense                        (1,229)        (1,430)          (999)
                                                         -------        -------       -------

Income (Loss) Before Minority Interest and
    Cumulative Effect of Change in Accounting
        for Real Estate Investments                        2,537        (15,732)       (21,495)
Minority Interest                                              0            172           108
                                                         -------        -------       -------
Income (Loss) Before Cumulative Effect of Change
    in Accounting for Real Estate Investments              2,537        (15,560)       (21,387)

Cumulative Effect of Change in Accounting
    for Real Estate Investments                                0         (9,879)              0


Net Income (Loss)                                         $2,537       ($25,439)      ($21,387)
                                                         -------        -------       -------

Income (Loss) per Share
    Before Cumulative Effect of Change in
        Accounting for Real Estate Investments             $0.31         ($1.92)        ($2.64)
    Cumulative Effect of Change in Accounting
        for Real Estate Investments                         0.00          (1.22)         0.00
                                                          ------        -------       -------
    Net Income (Loss)                                      $0.31         ($3.14)        ($2.64)
                                                          ------        -------       -------

Dividends Declared per Share                               $0.02          $0.20         $0.61

Weighted Average Number of Shares Outstanding              8,106          8,106         8,103

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
For the Years Ended December 31, 1994, 1993 and 1992
------------------------------------------------------------------------------------------------------------
(In thousands)                          Common Stock        Additional   Unrealized
                                   -----------------------    Paid-in    Gain (Loss)   Retained
                                                                             on
                                     Shares      Amount       Capital    Investments    Deficit      Total
------------------------------------------------------------------------------------------------------------
Balance - January 1, 1992               8,100           8       74,657             0      (6,886)    67,779
Net Loss                                                                                 (21,387)    (21,387)
Dividends Declared                                                                        (4,942)     (4,942)
Shares Issued Under Dividend
    Reinvestment Plan                       6          --           39                                   39
------------------------------------------------------------------------------------------------------------

Balance - December 31, 1992             8,106           8       74,696             0     (33,215)    41,489
Net Loss                                                                                 (25,439)    (25,439)
Dividends Declared                                                                        (1,621)     (1,621)
Unrealized Gain on
    Investments - Cumulative
    Effect of Change in
    Accounting for Real Estate
    Investments (Note 2)                                                       1,351                  1,351
------------------------------------------------------------------------------------------------------------

Balance - December 31, 1993             8,106          $8      $74,696        $1,351    ($60,275)   $15,780

Net Income                                                                                  2,537     2,537
Dividends Declared                                                                          (162)       (162)
Unrealized Loss
    on Investments                                                            (2,062)                 (2,062)
------------------------------------------------------------------------------------------------------------

Balance - December 31, 1994             8,106          $8      $74,696         ($711)   ($57,900)   $16,093
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------
                                                                 Years Ended December 31,
                                                            ---------------------------------
(In thousands)                                                   1994        1993        1992
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                               2,537    ($25,439)   ($21,387)
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization                                 1,035       2,838         (13)
  Write-downs of Mortgage Assets                                    0      12,388      25,047
  Cumulative Effect of Change in Accounting
      for Real Estate Investments                                   0       9,879           0
  Valuation Reserve Provision                                     398           0           0
  Gain on Sales of Assets                                           0           0      (1,391)
  Decrease (Increase) in Accrued Interest Receivable            6,161       7,562      (5,633)
  Increase in Accounts Receivable                                (530)          0           0
  Decrease (Increase) in Prepaid Expenses                        (409)        (51)         26
  Decrease in Payable to Affiliate                                 (1)        (57)       (164)
  Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                                       62         131        (211)
  Decrease in Accrued Interest Payable                         (1,339)     (2,909)     (2,208)
                                                              -------     -------      -------
    Net Cash Provided by (Used in) Operating Activities         7,914       4,342      (5,934)
                                                              -------     -------      -------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-term Debt                         (3,420)     (6,212)     10,826
Principal Payments on CMOs                                   (108,308)   (213,672)   (170,619)
Net Decrease in Minority Interest
 in Owner Trust Residuals                                           0      (1,275)       (153)
Common Stock Issued Under Dividend Reinvestment Plan                0           0          39
Cash Dividends Paid on Common Stock                              (162)     (2,026)     (7,291)
                                                             --------    --------     --------
 Net Cash Used in Financing Activities                       (111,890)   (223,185)   (167,198)
                                                             --------    --------     --------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal Reduction in Short-term Investments                       0           0       1,835
Net Decrease (Increase) in Restricted Cash                     15,062      (3,614)     (6,657)
Principal Reduction in Mortgage Certificates                   86,978     214,136     185,431
Principal Reduction in Residual Interests                       1,582       6,336      12,576
Purchase of Commercial Securitizations                         (1,232)
Principal Reduction in Commercial Securitizations                  38           0           0
Principal Reduction in PO Bonds                                     0           0         179
Net Proceeds from Sale of PO Bonds                                  0           0       6,008
Purchase of Residual Interests                                      0           0           0
Purchase of Interest Only (IO) Bonds                                0      (4,069)    (30,760)
Investment in Equity Residuals                                      0        (340)          0
Principal Reduction in IO Bonds                                 2,586       6,171       3,521
                                                             --------    --------     --------
 Net Cash Provided by Investing Activities                    105,014     218,620     172,133
                                                             --------    --------     --------
Net Change in Cash and Cash Equivalents                         1,038        (223)       (999)
Cash and Cash Equivalents at Beginning of Period                  680         903       1,902
Cash and Cash Equivalents at End of Period                    $ 1,718     $    680   $    903
                                                             --------    --------     --------
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for CMO Interest Expense                            $20,315     $41,206    $ 54,810
Cash Paid for Other Interest Expense                          $   520     $   595    $    925
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

     TIS Mortgage Investment Company (the "Company") was incorporated on May 11, 1988. At incorporation 100 shares of the Company's Common Stock were issued to TIS Financial Services, Inc., formerly Thrift Investment Services (the "Manager") at $10 per share. During the period from the Company's incorporation until August 26, 1988, the Company's activities consisted solely of preparations for its initial public offering. On August 26, 1988, the Company completed its initial public offering of 7,600,000 shares of Common Stock at a price to the public of $10 per share and commenced operations. On October 11, 1988, as part of the initial public offering, the Company issued an additional 500,000 shares of its Common Stock at $10 per share in connection with the exercise of an over-allotment option by the underwriters. In 1992, 5,780 shares were issued under the Company's Dividend Reinvestment and Share Purchase Plan (the "Plan"). No additional shares were issued in 1993 or 1994 as shares required for the Plan were purchased on the open market.

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

     Accounting Change - On December 31, 1993 the Company adopted Financial Accounting Standards Board Standard No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities. In accordance with this new Standard, the Company is required to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. The Company is not in the business of trading its real estate investments, however, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore, the Company has classified all its real estate related investments as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

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

     The change in accounting principle significantly reduced the amortized cost of many of the Company's CMO Ownership Interests. As a result, it was anticipated that there would be earnings from these assets in future periods. However, faster prepayment speeds and lower estimates of cash flow from call rights may cause the fair value of CMO Ownership Interests and Acquired CMO Classes to decline further and may require additional write downs in the future.

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

     Residual Interests and Interest Only (IO) Bonds - Residual Interests held in bond form and Corporate Real Estate Mortgage Investment Conduit ("REMIC") Residual Interests, regardless of percentage ownership, are Nonequity Residual Interests and, along with IO Bonds, are accounted for under the Prospective method. Under this method, assets are carried at book value and income is amortized over their estimated lives based on a method which provides a constant yield. At the end of each quarter, the yield over the remaining life of the asset is recalculated based on expected future cash flows using current interest rates and mortgage prepayment speeds. This new yield is then used to calculate the subsequent quarter's financial statement income.

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

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding for 1994, 1993, and 1992, respectively.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

3.  Taxation of Dividends Declared

     The dividends paid by the Company of $0.02, $0.25 and $0.56 per share in the years 1994, 1993 and 1992, respectively, were fully taxable as ordinary income.

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

     All of the 1994, 1993 and 1992 dividends paid are considered "excess inclusion" income. Excess inclusion income is attributable to Residual Interests for which an election has been made to be treated as a REMIC for federal income tax purposes. The portion of the Company's dividends determined to be excess inclusion income is taxable to certain otherwise tax-exempt shareholders as unrelated business income. Except for certain entities such as savings and loan associations, the portion of the dividend considered excess inclusion income may not be offset by any deductions or losses, including net operating losses.

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

     Residual Interests are classified as either equity or nonequity. Presented on the following table is a schedule of the Nonequity Residual Interests and the Prospective Yield at December 31, 1994.

NONEQUITY RESIDUAL INTERESTS
----------------------------
(Dollars in thousands)
                                                   Book Value
                                                  December 31         Prospective
Residual                           Purchase  ----------------------        Method
Series                                Price        1994        1993         Yield
---------------------------------------------------------------------------------
Nonequity Residual Interests
DBLU                               $  5,169    $     65    $    138         14.0%
FNMA 88-22                           10,387       1,753       1,679         14.0%
PB-4                                 10,523       2,593       2,828         14.0%
CMSC I                                8,642         104         105         14.0%
PB-7                                  3,994         487         419         14.0%
FHLMC 21                              5,361           6          19         14.0%
ML-38                                 1,306         478       1,814         14.0%
OXFORD 3F                             1,382           0           3         14.0%
FHLMC 25                              4,934           6          11         14.0%
LFR-9                                 2,589         187         219         14.0%
DBLS                                  2,424         482         453         14.0%
BT 88-1                               1,537         382         658         14.0%
RYLAND 62                             3,039         573         644         14.0%
CMSC 88-2                             2,554         525         575         14.0%
PB-5                                 16,112       1,034       2,354         14.0%
---------------------------------------------------------------------------------
                                                  8,675      11,919
---------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
----------------------------------------
TMAC 1986-2                              67           0           0           N/A
TMAC 1987-3                             165           0           0           N/A
---------------------------------------------------------------------------------

Total Residual Interests                        $ 8,675     $11,919
=================================================================================

     Securitized Residuals and Corporate REMIC Residual Interests - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Footnote 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                       NONEQUITY RESIDUAL INTERESTS
                          VARIABLE RATE RESIDUALS
----------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO Bond Data (100% of Issue)
                                                        --------------------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond      Bond       Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon       Cap     Maturity
----------------------------------------------------------------------------------------------------------------------------------
1) Drexel            Aug 30, 1988    20.267%     $5,169       U-1    $135,000        $21,767           9.3%            Jun 1, 2017
Burnham                                                       U-2      40,000         40,000            10%            Sep 1, 2018
Lambert CMO                                                  U-3F      87,500              0     LIBOR+.95%    14.25%  Sep 1, 2018
Trust Series U                                              U-4AV      10,000              0    Zero Coupon            Jun 1, 2015
(DBLU)                                                      U-5AV      27,500              0    Zero Coupon            Sep 1, 2018
Aug 30, 1988                                                  U-6         750            154  Residual Bond            Sep 1, 2018
                                                                     --------        -------
                                                                     $300,750        $61,921
----------------------------------------------------------------------------------------------------------------------------------
2) FNMA Series       Aug 30, 1988    40.000%    $10,387      22-A    $146,140        $18,950     COFI+1.25%    13.00%  Aug 25,2018
1988-22                                                      22-B      53,820          6,979    Zero Coupon            Aug 25,2018
(FNMA 88-22)                                                 22-R          40              5  Residual Bond            Aug 25,2018
                                                                     --------        -------
Aug 30, 1988                                                         $200,000        $25,934
----------------------------------------------------------------------------------------------------------------------------------
3) Prue Bache        Aug 29, 1988    33.571%    $10,523       4-A    $160,440        $32,070     COFI+1.25%    13.00%  Sep 1, 2018
CMO Trust 4                                                   4-B      49,420          9,879    Zero Coupon            Sep 1, 2018
(PB-4)                                                          R         140             28  Residual Bond            Sep 1, 2018
                                                                     --------        -------
Aug 29, 1988                                                         $210,000        $41,977
==================================================================================================================================

                           FIXED RATE RESIDUALS
-------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
-------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000        $     0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         28,948          9.45%   May 1, 2013
Securities Corp.         Subtotal    88.000%     $8,642    I-3(Z)      15,000         30,936          9.45%   Feb 1, 2017
                                                                     --------        -------
Series I (CMSC I)                                                    $500,000        $59,884
Jan 28, 1987
-------------------------------------------------------------------------------------------------------------------------
2) Prue Bache        Dec 29, 1988    29.000%     $3,994       7-A    $ 20,080        $     0          9.75%   Sep 1, 2000
CMO Trust 7                                                   7-B      40,410              0          9.50%   Mar 1, 2009
(PB-7)                                                        7-C      19,460              0          9.60%   Aug 1, 2011
Dec 29, 1988                                                  7-D      12,000              0    Zero Coupon   Mar 1, 2013
                                                              7-E      37,880              0          9.70%   Jan 1, 2015
                                                              7-F      35,690         31,952          9.83%   May 1, 2017
                                                           7-G(Z)      10,360              0          9.50%   Feb 1, 2018
                                                              7-H      30,830         30,830          9.00%   Jan 1, 2019
                                                              7-I      51,930              0          9.00%   Jan 1, 2019
                                                              7-J      41,510              0          9.63%   Jan 1, 2019
                                                                R         100              0  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $300,250        $62,782
-------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
-------------------------------------------------------------------------------------------------------------------------
3) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A $   140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750        121,225          9.50%  Jan 15, 2020
                                                                R         100             12  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $121,237
-------------------------------------------------------------------------------------------------------------------------
4) Merrill Lynch      Jan 6, 1989   100.000%     $1,306         A   $  51,810        $     0          9.05%  Sep 27, 2012
Series 38                                                       B      36,200          1,033          9.45%  Dec 27, 2016
(ML-38)                                                         C       7,400          7,400          9.45%  Aug 27, 2017
Nov 30, 1988                                                    D      16,400         16,400          9.45%  Nov 27, 2018
                                                                E      31,610              0          9.10%  Mar 27, 2016
                                                                F      18,580              0          9.15%  Sep 27, 2017
                                                                G      38,000              0          9.40%  Nov 27, 2018
                                                                H          50             50  Residual Bond  Nov 27, 2018
                                                                     --------        -------
                                                                     $200,050        $24,883
-------------------------------------------------------------------------------------------------------------------------
5) Oxford            Feb 29, 1989   100.000%     $1,382       F-1   $  51,600        $     0          7.19%  Nov 20, 2001
CMO Trust III                                                 F-2     112,000              0          7.98%  Oct 20, 2010
Series F                                                      F-3      15,000              0          8.32%  Jul 20, 2011
(OXFORD 3F)                                                   F-4      83,500              0          8.45%  Oct 20, 2014
May 28, 1987                                                  F-5      90,000         26,356          8.45%  May 20, 2017
                                                              F-6      48,000         48,000          8.45%  Jun 20, 2018
                                                                     --------       --------
                                                                     $400,100        $74,356
-------------------------------------------------------------------------------------------------------------------------
6) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923        $     0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         25,721          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             14  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000        $69,675
-------------------------------------------------------------------------------------------------------------------------
7) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A   $  11,000        $     0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         10,714    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          7,257    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $18,121
-------------------------------------------------------------------------------------------------------------------------
8) Drexel Burnham    Apr 16, 1991    33.328%     $2,424       S-1   $  96,500        $     0          8.50%   Apr 1, 2011
Lambert                                                       S-2      75,000         43,410          9.00%   Aug 1, 2018
Series S                                                      S-3      68,500              0          9.00%   Feb 1, 2014
(DBLS)                                                     S-4(Z)      10,000              0          9.50%   Aug 1, 2018
June 30, 1988                                                 S-5         625            109  Residual Bond   Aug 1, 2018
                                                                     --------        -------
                                                                     $250,625        $43,519
-------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
-------------------------------------------------------------------------------------------------------------------------
9) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722        $     0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         16,662          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         19,680          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $36,342
-------------------------------------------------------------------------------------------------------------------------

10) Ryland           May 29, 1991    42.000%     $3,039      62-A   $  58,355        $22,015          8.85%   Mar 1, 2018
Acceptance                                                   62-B      31,365              0          9.00%   Jul 1, 2009
Corp 4                                                       62-C       6,000              0          8.85%   Dec 1, 2009
Series 62                                                    62-D      12,880              0          7.50%   Feb 1, 2011
(RYLAND 62)                                                  62-E      32,000              0          9.05%   Nov 1, 2012
Jan 28, 1988                                                 62-F       9,400          9,591          8.00%   Mar 1, 2018
                                                             62-R         200             36  Residual Bond   Mar 1, 2018
                                                                     --------        -------
                                                                     $150,200        $31,642
-------------------------------------------------------------------------------------------------------------------------

11) Collateralized    Jun 4, 1991    46.000%     $2,554         A   $  84,680        $     0          9.15%  Oct 20, 2018
Mortgage                                                        B     100,500         24,518          8.80%  Apr 20, 2019
Securities Corp.                                                C      14,820              0          9.90%  Apr 20, 2019
Series 1988-2                                                        --------        -------
(CMSC 88-2)                                                          $200,000        $24,518
March 31, 1988

-------------------------------------------------------------------------------------------------------------------------
12) Prue Bache      Sept 29, 1988   100.000%    $16,112       5-A   $  30,130        $     0          9.00%   Aug 1, 2005
CMO Trust 5                                                   5-B      45,830              0     LIBOR+0.5%   Oct 1, 2012
(PB-5)                                                        5-C      21,250              0          7.05%   Oct 1, 2014
Sept 29, 1988                                                 5-D      28,640              0          7.75%   Nov 1, 2016
                                                              5-E      34,229         24,917          8.25%   Oct 1, 2018
                                                              5-F       6,181              0    Zero Coupon   Oct 1, 2018
                                                              5-G       6,980              0    Zero Coupon   Oct 1, 2018
                                                              5-H      26,026              0    LIBOR+1.00%   Oct 1, 2018
                                                                R         800              0  Residual Bond   Oct 1, 2018
                                                                     --------        -------
                                                                     $200,066        $24,917
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

                         EQUITY RESIDUAL INTERESTS
-------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
-------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300         30,795          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         73,954          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000       $104,749
-------------------------------------------------------------------------------------------------------------------------

2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         23,960          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750          2,172          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $26,132
-------------------------------------------------------------------------------------------------------------------------

3) TIS Mortgage      Jun 29, 1989   100.000%     $1,302       1-A    $ 10,100        $     0         10.00%   Mar 1, 2016
Acceptance Corp.                                              1-B      29,030          5,057         10.00%   Nov 1, 2017
Series 1989-1                                                 1-C      14,260         14,260         10.00%   Aug 1, 2018
(TISMAC 89-1)                                                 1-D      18,887         18,887         10.00%   Jul 1, 2019
June 29, 1989                                                 1-E      63,590              0         10.00%   Jun 1, 2016
                                                              1-F      63,533              0         10.00%   Jul 1, 2019
                                                                R         600            600  Residual Bond   Jul 1, 2019
                                                                     --------       --------
                                                                     $200,000        $38,804
-------------------------------------------------------------------------------------------------------------------------

4) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $ 8,305     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          3,134    25.11987% -  Mar 20, 2018
                                                                     --------       --------
                                                                     $100,000        $11,439    (2.00959) x         LIBOR
-------------------------------------------------------------------------------------------------------------------------
5) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070       $  1,367     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765          8,103          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         18,926          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $28,396
-------------------------------------------------------------------------------------------------------------------------
Total                                                                               $209,520
Less Residual Bond                                                                       600
-------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $208,920
=========================================================================================================================

     CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                              CMO COLLATERAL
-----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted   Dec 31, 1994      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
-----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
-------------------------
CMOT 28                              Fixed         FNMA            8.50%       $103,378        9.10%        265.4
TMAC 1986-1                          Fixed         FHLMC           9.00%         25,045       10.00%        254.0
TISMAC 1989-1                        Fixed        GNMA I          10.00%         38,805       10.50%        287.9
TMAC 1986-2                          Fixed         FHLMC           9.50%         11,439       10.10%        242.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         28,397        9.80%        246.0

Nonequity Residual Interests
----------------------------
DBLU                                Variable      GNMA I          10.00%         61,921       10.50%        273.0
FNMA 88-22                          Variable       FNMA            9.50%         25,934       10.10%        281.3
PB-4                                Variable      GNMA I          10.00%         41,942       10.50%        278.1
CMSC I                               Fixed         FNMA            9.50%         57,382       10.10%        249.2
PB-7                                 Fixed        GNMA I          10.00%         62,730       10.50%        281.7
FHLMC 21                             Fixed         FHLMC           9.50%        121,237       10.20%        279.8
ML-38                                Fixed         FNMA            9.50%         24,883       10.20%        282.5
OXFORD 3F                            Fixed         FHLMC           8.50%         74,337        9.10%        261.0
FHLMC 25                             Fixed         FHLMC           9.50%         69,675       10.30%        277.8
LFR-9                                Fixed         FNMA            9.50%         17,858       10.20%        281.0
DBLS                                 Fixed         FNMA           10.00%         42,754       10.60%        274.0
BT 88-1                              Fixed         GNMA            9.00%         34,979        9.50%        267.0
RYLAND 62                            Fixed         GNMA           10.00%         31,642       10.50%        275.4
CMSC 88-2                            Fixed         FHLMC          10.50%         24,518       11.30%        218.0
PB-5                                 Fixed         FNMA            9.50%         24,909       10.10%        271.8
=================================================================================================================

5.  Interest Only (IO) Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds. No IO Bonds were purchased in 1994; however, during 1993, the Company invested $4,069,000 in IO Bonds; in 1992 the Company invested $30,760,000 in IO Bonds. Presented below is a schedule of the Company's IO Bonds and the Prospective yield at December 31, 1994.

INTEREST ONLY (IO) BONDS
------------------------
(Dollars in thousands)
                                                            Book Value
Residual                                            --------------------------    Prospective
Series                                    Purchase         December 31                 Method
                                             Price          1994          1993          Yield
---------------------------------------------------------------------------------------------
FNMA SMBS Trust 7 Class 2 IO                $9,541        $2,564        $1,918         12.88%
Pru Home Mtg Corp Series 1992-7              4,776         1,350         1,135         14.00%
Sears Mtg Sec Corp Series 1992-6             2,611           651           568         14.00%
Bear Stearns Mtg Sec Series 1992-1           2,720           363           437         14.00%
FNMA SMBS Trust 4 Class 2 IO                 2,909           738           623         14.00%
FNMA Series 1992-123 Class S                 8,203         2,221         4,044         12.16%
FHLMC Series 1993-1483 Class SA              3,071         1,407         2,441         30.00%
FHLMC-G Series 24 Class SK                     998           500         1,046         30.00%
---------------------------------------------------------------------------------------------
                                                          $9,794       $12,212
---------------------------------------------------------------------------------------------

Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
-------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  Dec. 31, 1994     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
-------------------------------------------------------------------------------------------------------------
1) FNMA SMBS         Feb 21, 1992      $4,576        FNMA       8.500%         $7,514       9.17%       255.0
Trust 7              Mar 16, 1992       4,965
Class 2 IO                             $9,541
April 1, 1987
-------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5572%        $63,301       8.80%       319.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
-------------------------------------------------------------------------------------------------------------
3) Sears             Mar 30, 1992      $2,611         NON      0.0183%        $77,032      8.395%       315.0
Mortgage                                           AGENCY
Securities
Corporation
Series 1992-6
March 25, 1992
-------------------------------------------------------------------------------------------------------------

                      INTEREST ONLY BONDS (Continued)
-------------------------------------------------------------------------------------------------------------
4) Bear Stearns      May 28, 1992      $2,720         NON      0.4704%         $8,701       9.56%       249.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
-------------------------------------------------------------------------------------------------------------
5) FNMA SMBS        June 18, 1992      $2,909        FNMA       9.500%         $2,092      10.09%       250.0
Trust 4
Class 2 IO
March 2, 1987
-------------------------------------------------------------------------------------------------------------
6) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $5,746       8.95%       327.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
-------------------------------------------------------------------------------------------------------------
7) FHLMC             Mar 30, 1993      $3,071       FHLMC      22.000%         $5,600       8.53%       327.0
Series 1993-1483
Class S A
March 30, 1993
-------------------------------------------------------------------------------------------------------------
8) FHLMC-G           Nov 30, 1993        $998        GNMA     8.0 %  -        $10,000       7.52%       340.0
Series 24                                                        LIBOR
Class S K
October 12, 1993
=============================================================================================================

       6.  Fair Value of Equity Residuals and Mortgage Certificates

     For purposes of determining fair value of the Company's investment in Equity Residuals in applying SFAS No. 115, the Company uses the cash flows from Mortgage Certificates, net of CMO Bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the Mortgage Certificates at a current market price.  These cash flows are discounted at a fair value rate of 14%.  The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of December 31, 1994:

Equity Residual        Collateral            PSA     Fair Value
---------------------------------------------------------------
(In thousands)
CMOT 28                FNMA 8.50%           165%     $1,010,958
TMAC 198601           FHLMC 9.00%           181%              0
TISMAC 1989-1         GNMA 10.00%           133%         23,381
---------------------------------------------------------------
Total Fair Value of Equity Residuals                 $1,034,339
===============================================================

     For purposes of SFAS No. 107, the Company is required to disclose the fair value of its Mortgage Certificates. Information with respect to the fair value of the mortgage certificates collateralizing the CMO Bonds is presented in the table below as of December 31, 1994. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
---------------------------------------------------------------------------------------------
(In thousands)
CMOT 28                            $103,378                 $101,472                 $101,604
TMAC 1986-1                          25,496                   24,998                   24,206
TISMAC 1989-1                        38,805                   40,781                   38,007
---------------------------------------------------------------------------------------------
                                   $167,679                 $167,251                 $163,817
=============================================================================================

7.  Fair Value of Nonequity Residual Interests and IO Bonds

     General - Substantially all income to the Company is derived from the cash flows from the Company's Residual Interests and IO Bonds. The fair value of a Residual Interest and an IO Bond is the net present value of the projected future cash flows. The amount of cash flows that may be generated from the Company's Residual Interests and IO Bonds are uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the mortgage collateral and, for Residual Interests with variable rate Bond Classes and Inverse IO Bonds, changes in LIBOR and COFI. The following information sets forth assumptions used to calculate the projected cash flows on the Company's Residual Interests and IO Bonds, and the present value of these assets at December 31, 1994 based on various assumptions and discount factors.

     Assumptions - For purposes of the presentations below, the Nonequity Residual Interests have been separated into two groups: Residual Interests in CMOs with fixed rate Bond Classes and Residual Interests in CMOs with one or more LIBOR or COFI Bond Classes still outstanding. The IO Bonds have been separated into two groups: regular IO Bonds and Inverse IO Bonds. For purposes of projecting future cash flows, the following December 31, 1994 one-month LIBOR rate and the 11th District COFI rate for October which was released in December 1994 are used:

        INTEREST RATE ASSUMPTIONS
        -------------------------------------------
        One Month LIBOR                     5.96875%
        11th District COFI                  4.18700%
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

     The prepayment assumptions used to estimate the fair value of the Company's Nonequity Residual Interests and IO Bonds are the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of January 3, 1995. Bloomberg has obtained this information from sources it believes to be reliable but has not verified such information and assumes no responsibility for the accuracy of such information. The following are the prepayment assumptions used to project cash flows in order to calculate the present value of Nonequity Residual Interests and IO Bonds:

PREPAYMENT ASSUMPTIONS
----------------------------------------------------------
                                                   Percent
                               Pass-Through     Prepayment
Mortgage Collateral                    Rate     Assumption
----------------------------------------------------------
GNMA Certificates                      7.0%            75%
GNMA Certificates                      9.0%           140%
GNMA Certificates                     10.0%           205%

FNMA/FHLMC Certificates                8.0%           135%
FNMA/FHLMC Certificates                8.5%       151-165%
FNMA/FHLMC Certificates                9.0%           181%
FNMA/FHLMC Certificates                9.5%       206-214%
FNMA/FHLMC Certificates               10.0%           236%
FNMA/FHLMC Certificates               10.5%           287%
----------------------------------------------------------

     Neither the interest rates nor the prepayment assumptions used herein purports to be a historical description of interest rates or prepayment experiences or a prediction of future interest rates or prepayments of any pool of mortgage loans. The fair value of these assets can vary dramatically depending on future interest rates, prepayment speeds and the discount factor used.

     Present Value of Projected Cash Flows - The tables which follow set forth the present value at December 31, 1994 of the projected cash flows discounted at the indicated discounted rates subject to the assumptions described above. For example, if cash flows are projected using the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average, as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of January 3, 1995, and Nonequity Residual Interests in CMOs with fixed rate Bond Classes are discounted at 14%, and the Nonequity Residual Interests in CMOs with variable rate Bond Classes are discounted at 18%, the present value of the projected cash flows of the Company's Nonequity Residual Interests would equal approximately $8,675,000. This is the Company's estimate of the fair value of these assets. In addition, if cash flows on the Company's regular IO Bonds are discounted at 14% and the cash flows on its Inverse IO Bonds are discounted at 30%, the present value of the projected cash flows on the IO Bonds would equal $9,558,000. This represents a decrease of $236,000 from the $9,794,000 book value of these assets. The difference of $236,000 is the difference between the present value of cash flows and the actual market values as of December 31, 1994 of FNMA SMBS Trust 7 Class 2 IO and FNMA SMBS Trust 4 Class 2 IO. The book value is the Company's estimate of the fair value of these IO Bonds. There will be differences between the projected cash flows used to calculate the present value of these assets and the actual cash flows received by the Company, and such differences may be material.

PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
----------------------------------------------------------------------------
(In thousands)
                   Residual Interests in CMOs with Fixed Rate Bond Classes
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value         $4,935      $4,609      $4,324      $4,072      $3,848

                  Residual Interests in CMOs with Variable Rate Bond Classes
                  ----------------------------------------------------------
Discount Rate            14%         16%         18%         20%         22%
Present Value         $4,926      $4,621      $4,351      $4,111      $3,895
----------------------------------------------------------------------------


PRESENT VALUE OF IO BONDS
----------------------------------------------------------------------------
(In thousands)
                                 Regular Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value         $6,324      $5,845      $5,431      $5,068      $4,750

                                 Inverse Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            22%         26%         30%         34%         38%
Present Value         $5,066      $4,551      $4,127      $3,773      $3,474
----------------------------------------------------------------------------

8.  Short Term Debt

     Short term debt is debt due within 360 days after the end of the year. At December 31, 1994 the Company owed $8,325,000 under one repurchase agreement. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of such borrowings at December 31, 1994 was 6.9776%. At December 31, 1993 short-term borrowings totaled $11,745,000 and had a weighted average interest rate of 3.652%. The Company has no committed lines of credit.

9.  Related Party Transactions

     The Company has entered into an agreement (the "Management Agreement") with the Manager which is renewable annually. In June 1994 the Board of Directors renewed the Management Agreement through June 30, 1995 and it is thereafter renewable annually.

     The Manager advises the Company on various facets of its business and manages its operations, subject to supervision by the Company's Board of Directors. For performing these services, the Manager receives a base management fee of 3/8 of 1% per annum of the Company's average invested assets and an incentive management fee equal to 25% of the amount by which the Company's annualized return on equity, calculated based on taxable income, exceeds the ten-year U.S. Treasury rate plus 1%. Management fees of $121,000, $179,000 and $276,000 were earned in 1994, 1993 and 1992, respectively. Within two months of the applicable year end, $32,000 of the 1994 fees, $31,000 of the 1993 fees and $59,000 of the 1992 fees were paid. In order to compensate the Manager for certain administrative functions that the Manager performs with respect to each Residual Interest purchased by the Company, for which neither the Manager nor an affiliate acts as bond administrator, the Company pays the Manager a fee equal to $10,000 per annum for each Residual Interest. A total of $100,000 of these Residual Interest Administration fees were earned by the Manager and paid in 1994 as compared to $110,000 in 1993 and $100,000 in 1992. For 1994, 1993 and
1992, the Manager did not charge a Residual Interest Administration Fee on those Residual Interests for which it projected total 1995, 1994 and 1993 income of less that $40,000. In addition, the Manager is reimbursed for certain direct expenses incurred on behalf of the Company. At December 31, 1994 and 1993, all of these reimbursable expenses were paid to the Manager. At December 31, 1992, $29,000 of these reimbursable expenses were due to the Manager. This amount was paid within one month after the applicable year end.

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

11 . Other Fair Value Disclosure

     The Company has the following other financial instruments: cash and cash equivalents, accrued interest and accounts receivable, accounts payable and accrued liabilities, accrued interest payable, short term debt and dividends payable. The carrying amounts of these instruments are reasonable estimates of their fair value due to their short term nature.

12.  Quarterly Financial Data (Unaudited)
---------------------------------------------------------------------------------------------
(In thousands,                          First      Second       Third      Fourth
except per share data)                Quarter     Quarter     Quarter     Quarter       Total
---------------------------------------------------------------------------------------------
1994
Interest Income                       $6,484       $6,227     $6,077      $5,604     $24,392
Net Income                               693          979        494         371       2,537
Net Income per Share                    0.09         0.12       0.06        0.04        0.31
Dividends Declared per Share            0.00         0.00       0.02        0.00        0.02
---------------------------------------------------------------------------------------------
1993
Interest Income                      $11,908     $10,812      $9,137      $7,467     $39,324
Loss before Cumulative Effect
   of Change in Accounting            (5,917)     (2,482)      (6,301)      (860)    (15,560)
Cumulative Effect of
   Change in Accounting                    0           0           0      (9,879)     (9,879)
Net Income (Loss)                     (5,917)      (2,482)     (6,301)   (10,739)    (25,439)
Net Income (Loss) per Share            (0.73)       (0.31)      (0.77)     (1.33)      (3.14)
Dividends Declared per Share            0.05        0.05        0.05        0.05        0.20
---------------------------------------------------------------------------------------------

13.  Acquisition of Multifamily residential property.

On December 29, 1994 the Company entered into a definitive agreement to acquire four multifamily housing properties in California's Central Valley. These properties consist of 539 units together with 9.75 acres of unimproved land slated for development of an additional 126 units. The properties will be purchased in a series of closings occurring between mid-January and mid-September 1995. The aggregate purchase price for the properties will be $29,275,000, including existing debt to be assumed by the Company. The purchase of the first two properties occurred in January and February 1995.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                 PART III

Item 10.  Information about Directors and Executive Officers of the
Registrant.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be held on June 7, 1995.

Item 11.  Executive Compensation.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be held on June 7, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be held on June 7, 1995.

Item 13.  Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be held on June 7, 1995.

                                  PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.

  (a)  Documents filed as part of this report:

     Consolidated financial statements of the Company - al listed in the "Index to Financial Statements" included in Part II, Item 8 of this Form 10-K

     All financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is given in the consolidated financial statements and notes included in Part II, Item 8 of this Form 10-K.
     (3) Exhibits:

Number    Exhibit
------    -------
3(a)      Amended Articles of Incorporation of the Registrant*
3(b)      Amended Bylaws of the Registrant
4(a)      Specimen Certificate representing $.001 par value Common Stock*
4(b)      Dividend Reinvestment and Share Purchase Plan**
10(b) Management Agreement between the Registrant and TIS Financial Services, Inc. *****
10(c)     Bonus Program***
10(d)     Custody Agreement between Registrant and Mellon Bank N.A.****
10(e) Transfer Agency Agreement between Registrant and Mellon Securities Trust Company****
10(f) Reverse Repurchase Agreement between Registrant and Kidder, Peabody & Co.****
10(g) Reverse Repurchase Agreement between Registrant and The First Boston Corporation****
10(h) Reverse Repurchase Agreement between Registrant and Bear, Stearns Securities Corp.*****
10(i) Reverse Repurchase Agreement between Registrant and Shearson Lehman Brothers*****
22        Subsidiaries of the Registrant*****
24        Consent of Arthur Andersen LLP
---------------------------------------------------------------------------
___________________________________
* Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-22182) declared effective August 19, 1988.

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

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TIS MORTGAGE INVESTMENT COMPANY

Date: March 24, 1995                    By:  /s/ Lorraine O. Legg
      --------------                       ----------------------
                                           Lorraine O. Legg, Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                Title                           Date
---------                -----                           ----

/s/ Lorraine O. Legg     Director, President and         March 24, 1995
-----------------------  Principal Executive Officer
Lorraine O. Legg


/s/ John E. Castello     Executive Vice President        March 24, 1995
-----------------------  (Principal Financial Officer)
John E. Castello


/s/ Michael J. Stone     Controller                      March 24, 1995
-----------------------
Michael J. Stone


/s/ Patricia M. Howe     Director,                       March 24, 1995
-----------------------  Chairman of the Board
Patricia M. Howe


/s/ John D. Boyce        Director                        March 24, 1995
-----------------------
John D. Boyce


/s/ Robert H. Edelstein  Director                        March 24, 1995
-----------------------
Robert H. Edelstein


/s/ Douglas B. Fletcher  Director                        March 24, 1995
-----------------------
Douglas B. Fletcher


/s/ Robert W. Ledoux     Director                        March 24, 1995
-----------------------
Robert W. Ledoux


/s/ Harvie M. Merrill    Director                        March 24, 1995
-----------------------
Harvie M. Merrill


/s/ Will M. Storey       Director                        March 24, 1995
-----------------------
Will M. Storey