Form 10-K
period 1994-12-31
TIS MORTGAGE INVESTMENT CO
filed 1995-03-31
CIK 833088

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

                          PREPAYMENT ASSUMPTIONS
Mortgage         Pass Through
Collateral         Rate (%)            Percent of the Prepayment Assumption (%)
- - - ----------       ------------         ------------------------------------------------

                                   Case I    Case II   Case III*    Case IV     Case V
                                   ------    -------   ---------    -------     ------
GNMA                       7.0        176         75          75         70         70
Certificates               9.0        222        140         140        106        106
                          10.0        350        205         205        125        125

FNMA/FHLMC                 8.0        215        135         135        109        109
Certificates               8.5    234-240    151-165     151-165    110-114    110-114
                           9.0        280        181         181        150        150
                           9.5    310-315    206-214     206-214    140-160    140-160
                          10.0        350        236         236        165        165
                          10.5        400        287         287        145        145

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

               PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
               ---------------------------------------------
                              (In thousands)

                     Nonequity Residual Interest in CMOs
 Discount                with Fixed Rate Bond Classes
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    10         $4,040     $4,597      $4,935     $5,482     $5,640
    12          3,833      4,314       4,609      5,062      5,198
    14          3,647      4,063       4,324      4,703      4,820
    16          3,480      3,841       4,072      4,392      4,494
    18          3,327      3,642       3,848      4,120      4,210

                     Nonequity Residual Interest in CMOs
 Discount              with Variable Rate Bond Classes
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    14         $4,529     $5,876      $4,926     $5,750     $4,636
    16          4,308      5,512       4,621      5,343      4,309
    18          4,107      5,189       4,351      4,988      4,023
    20          3,924      4,901       4,111      4,675      3,772
    22          3,757      4,643       3,895      4,399      3,550
- - - ------------------------------------------------------------------

                   PRESENT VALUE OF INTEREST ONLY BONDS
                              (In thousands)

 Discount                Regular Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    10         $5,098     $6,324      $6,324     $7,226     $7,226
    12          4,775      5,845       5,845      6,622      6,622
    14          4,488      5,431       5,431      6,105      6,105
    16          4,233      5,068       5,068      5,657      5,657
    18          4,005      4,750       4,750      5,268      5,268

 Discount                Inverse Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    22         $6,387     $7,763      $5,066     $5,425     $2,383
    26          5,838      6,976       4,551      4,839      2,121
    30          5,372      6,329       4,127      4,636      1,910
    34          4,974      5,786       3,773      3,971      1,736
    38          4,629      5,329       3,474      3,641      1,590
- - - ------------------------------------------------------------------

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
 Fourth Quarter                                      2-1/8     1-1/2
1994
 First Quarter                                       2-1/8     1-1/2
 Second Quarter                                      2-1/4     1-1/2
 Third Quarter                                       2-1/4     1-3/4
 Fourth Quarter                                      2-1/8     1-5/8
1995
 First Quarter (through March 15, 1995)              2-3/8     1-3/4
- - - ----------------------------------------------------------------------

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

- - - ----------------------------------------------------------------------------------------
Applicable                        Date    Amount              Record             Payable
Quarter                       Declared  Declared                Date                Date
- - - ----------------------------------------------------------------------------------------
March 31, 1993           March 2, 1993     $0.05      March 31, 1993      April 15, 1993
June 30, 1993             June 8, 1993     $0.05       June 30, 1993       July 15, 1993
September 30, 1993     August 31, 1993     $0.05  September 30, 1993    October 15, 1993
December 31, 1993   September 15, 1993     $0.05   December 15, 1993   December 31, 1993
December 31, 1994    September 7, 1994     $0.02   December 15, 1994   December 30, 1994
- - - ----------------------------------------------------------------------------------------

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

(In thousands, except per share data)
- - - -------------------------------------------------------------------------------------------------------
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

- - - -------------------------------------------------------------------------------------------------------

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

- - - --------------------------------------------------------------------------------------------------

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

CASH FLOW ANALYSIS
(In thousands)                              1994        1993        1992         1991
- - - --------------------------------------------------------------------------------------
Beginning Cash Balance                     $ 680       $ 903     $ 1,902     $ 5,892
Cash Received:
 Investments                              10,926      16,111      20,949      18,365
 Short-term Investments                        0           0       1,835           0
 Sale of Investment                            0           0       6,008           0
 Increase to Borrowings                        0           0      10,826       7,131
Cash Disbursements:
 Cash Expenses                             (5,074)     (3,687)    (2,566)     (2,609)
 Dividends                                   (162)     (2,026)    (7,291)    (10,692)
 Short-term Investments                        0           0           0      (1,835)
 Reinvestments                             (1,232)     (4,409)   (30,760)    (14,350)
 Decrease to Borrowings                    (3,420)     (6,212)         0           0
- - - --------------------------------------------------------------------------------------
Ending Cash Balance                       $1,718        $680        $903      $1,902
- - - --------------------------------------------------------------------------------------

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

Net Interest Income Analysis

                                                       1994                                     1993
                                        ----------------------------------       ----------------------------------
                                                     Average     Average                      Average     Average
(In thousands)                           Interest    Balance       Rate           Interest    Balance       Rate
- - - -------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates                    $18,298    $194,679       9.40%          $36,873    $361,602      10.20%
 Residual Interests                         3,650      10,239      35.65%              186      16,411       1.13%
 Interest Only Bonds                        2,208      11,762      18.77%            1,997      21,078       9.47%
 Other                                        237       9,840       2.41%              268      16,372       1.64%
- - - -------------------------------------------------------------------------------------------------------------------
      Interest Income                      24,393     226,520      10.77%           39,324     415,463       9.47%

Interest Expense
 Collateralized Mortgage Obligations       19,897     199,572       9.97%           40,381     376,933      10.71%
 Short-term Debt                              509      10,020       5.08%              568      15,371       3.70%
- - - -------------------------------------------------------------------------------------------------------------------
      Interest Expense                     20,406     209,592       9.74%           40,949     392,304      10.44%

Net Interest
 Income (Expense)                          $3,987                   1.76%          ($1,625)                 (0.39%)
- - - -------------------------------------------------------------------------------------------------------------------

                                                       1992                                     1991
                                        ----------------------------------       ----------------------------------
                                                      Average     Average                      Average      Average
(In thousands)                            Interest    Balance        Rate         Interest     Balance         Rate
- - - -------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates                     $54,337   $559,175       9.72%           $64,307   $680,202       9.45%
 Residual Interests                          2,001     40,635       4.92%            10,248     59,504      17.22%
 Interest Only Bonds                         1,983     18,822      10.54%                 0          0       0.00%
 Other                                         627     15,407       4.07%               708     12,015       5.89%
- - - -------------------------------------------------------------------------------------------------------------------
      Interest Income                       58,948    634,039       9.30%            75,263    751,721      10.01%

Interest Expense
 Collateralized Mortgage Obligations        54,634    571,111       9.57%            62,920    683,820       9.20%
 Short-term Debt                               781     17,301       4.51%               284      4,192       6.77%
- - - -------------------------------------------------------------------------------------------------------------------
      Interest Expense                      55,415    588,412       9.42%            63,204    688,012       9.19%

Net Interest Income                         $3,533                  0.56%           $12,059                  1.60%
- - - -------------------------------------------------------------------------------------------------------------------

The above tables summarize the amount of interest expense, the average amounts outstanding of interest-bearing assets and liabilities, and the average effective interest rates.

     The table below summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume.

                                  1994  -  1993                    1993  -  1992                    1992  -  1991
                                  -------------                    -------------                    -------------
 (In thousands)            Rate      Volume      Total      Rate      Volume      Total      Rate      Volume      Total
- - - --------------------------------------------------------------------------------------------------------------------------
Interest Income
     Mortgage            ($2,693)   ($15,882)  ($18,575)    $2,837   ($20,301)  ($17,464)    $1,850   ($11,820)   ($9,970)
Certificates
     Residual Interests     3,507        (43)     3,464    (1,023)       (792)    (1,815)    (5,711)    (2,536)    (8,247)
     Interest Only            384       (173)       211       (74)        88          14          0      1,983      1,983
Bonds
     Other                  (202)       (171)       (31)     (401)        42        (359)      (926)       845        (81)
- - - --------------------------------------------------------------------------------------------------------------------------
       Interest Income        996    (15,927)   (14,931)     1,339    (20,963)   (19,624)    (4,787)   (11,528)   (16,315)

Interest Expense
     CMOs                 (2,632)    (17,852)   (20,484)     7,762    (22,015)   (14,253)     2,626    (10,912)    (8,286)
     Short-term Debt        (832)       773         (59)     (132)        (81)      (213)       (59)       556        497
- - - --------------------------------------------------------------------------------------------------------------------------
       Interest Expense   (3,464)    (17,079)   (20,543)     7,630    (22,096)   (14,466)     2,567    (10,356)     (7,789)

Net Interest Income       $4,460     $1,152       $5,612   (6,291)     1,133      (5,158)   ($7,354)   ($1,172)    ($8,526)
- - - --------------------------------------------------------------------------------------------------------------------------

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


San Francisco, California,
  March 21, 1995

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED BALANCE SHEETS

- - - ----------------------------------------------------------------------------------------

(In thousands)                                     December 31, 1994   December 31, 1993
- - - ----------------------------------------------------------------------------------------
ASSETS
Real Estate Investments
  Mortgage Certificates, gross                             $167,679            $254,657
      Less Unamortized Discount                              (3,862)             (4,642)
                                                           --------            --------
  Mortgage Certificates, net                                163,817             250,015
  Residual Interests                                          8,675              11,919
  Interest Only (IO) Bonds                                    9,794              12,212
  Reserve for Loss on Investments                            (4,818)             (3,852)
                                                           --------            --------
     Total Real Estate Investments                          178,662             270,294

Cash and Cash Equivalents                                     1,718                 680
Restricted Cash                                               2,920              17,982
Accrued Interest Receivable                                   2,658               8,289
Deferred Bond Issuance Costs                                  2,317               2,667
Other Assets                                                    682                 278
                                                           --------            --------
     Total Assets                                          $188,957            $300,190
                                                           ========            ========

- - - ----------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, gross                 $169,304            $277,612
  Less Unamortized Discount                                  (7,410)             (8,870)
                                                           --------            --------
Collateralized Mortgage Obligations, net                    161,894             268,742
Payable to Affiliate                                             30                  31
Accounts Payable and Accrued Liabilities                        252                 190
Accrued Interest Payable                                      2,363               3,702
Short-term Debt                                               8,325              11,745
                                                           --------            --------
     Total Liabilities                                      172,864             284,410
                                                           --------            --------
- - - ----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 Shares Authorized; 8,105,880
  Shares Issued and Outstanding                                   8                   8
Additional Paid-in Capital                                   74,696              74,696
Unrealized Gain on Investments                                 (711)              1,351
Retained Deficit                                            (57,900)            (60,275)
                                                           --------            --------
     Total Shareholders' Equity                              16,093              15,780
                                                           --------            --------

- - - ----------------------------------------------------------------------------------------

    Total Liabilities and Shareholders' Equity             $188,957            $300,190
                                                           ========             ========
- - - ----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)                          Years Ended December 31,
                                                    -------------------------------------------
                                                            1994           1993          1992
- - - ------------------------------------------------------------------------------------------------
INTEREST INCOME
Mortgage Certificates, net                             $  18,298      $  36,873     $  54,337
Short-term Investments                                       126            179           400
Residual Interests                                         3,650            186         2,001
Principal Only (PO) Bonds                                      0              0           107
Interest Only (IO) Bonds                                   2,208          1,997         1,983
Commercial Securitizations                                    51                0           0
Other                                                         60             89           120
                                                         -------        -------       -------
                                                          24,392         39,324        58,948
                                                         -------        -------       -------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
 Interest                                                 18,987           38,323      52,747
 Administration Fees                                         161            201           249
 Amortization of Deferred Bond Issuance Costs                351          1,857         1,638
Short-term Debt                                              509            568           781
Valuation Reserve Provision                                  398              0             0
                                                         -------        -------       -------
                                                          20,406         40,949        55,415
                                                         -------        -------       -------

Net Interest Income (Expense)                              3,987         (1,625)        3,533

Other Income                                                   0              0             3
Gain on Sale of PO Bonds                                       0              0         1,391
Write-downs of Mortgage Assets                                 0        (12,388)       (25,047)
Management and Residual Interest
 Administration Fees                                        (221)          (289)          (376)
General and Administrative Expense                        (1,229)        (1,430)          (999)
                                                         -------        -------       -------

Income (Loss) Before Minority Interest and
    Cumulative Effect of Change in Accounting
        for Real Estate Investments                        2,537        (15,732)       (21,495)
Minority Interest                                              0            172           108
                                                         -------        -------       -------
Income (Loss) Before Cumulative Effect of Change
    in Accounting for Real Estate Investments              2,537        (15,560)       (21,387)

Cumulative Effect of Change in Accounting
    for Real Estate Investments                                0         (9,879)              0


Net Income (Loss)                                         $2,537       ($25,439)      ($21,387)
                                                         -------        -------       -------

Income (Loss) per Share
    Before Cumulative Effect of Change in
        Accounting for Real Estate Investments             $0.31         ($1.92)        ($2.64)
    Cumulative Effect of Change in Accounting
        for Real Estate Investments                         0.00          (1.22)         0.00
                                                          ------        -------       -------
    Net Income (Loss)                                      $0.31         ($3.14)        ($2.64)
                                                          ------        -------       -------

Dividends Declared per Share                               $0.02          $0.20         $0.61

Weighted Average Number of Shares Outstanding              8,106          8,106         8,103

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- - - ------------------------------------------------------------------------------------------------------------
For the Years Ended December 31, 1994, 1993 and 1992
- - - ------------------------------------------------------------------------------------------------------------
(In thousands)                          Common Stock        Additional   Unrealized
                                   -----------------------    Paid-in    Gain (Loss)   Retained
                                                                             on
                                     Shares      Amount       Capital    Investments    Deficit      Total
- - - ------------------------------------------------------------------------------------------------------------
Balance - January 1, 1992               8,100           8       74,657             0      (6,886)    67,779
Net Loss                                                                                 (21,387)    (21,387)
Dividends Declared                                                                        (4,942)     (4,942)
Shares Issued Under Dividend
    Reinvestment Plan                       6          --           39                                   39
- - - ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1992             8,106           8       74,696             0     (33,215)    41,489
Net Loss                                                                                 (25,439)    (25,439)
Dividends Declared                                                                        (1,621)     (1,621)
Unrealized Gain on
    Investments - Cumulative
    Effect of Change in
    Accounting for Real Estate
    Investments (Note 2)                                                       1,351                  1,351
- - - ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1993             8,106          $8      $74,696        $1,351    ($60,275)   $15,780

Net Income                                                                                  2,537     2,537
Dividends Declared                                                                          (162)       (162)
Unrealized Loss
    on Investments                                                            (2,062)                 (2,062)
- - - ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1994             8,106          $8      $74,696         ($711)   ($57,900)   $16,093
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - - ----------------------------------------------------------------------------------------------
                                                                 Years Ended December 31,
                                                            ---------------------------------
(In thousands)                                                   1994        1993        1992
- - - ---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                               2,537    ($25,439)   ($21,387)
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization                                 1,035       2,838         (13)
  Write-downs of Mortgage Assets                                    0      12,388      25,047
  Cumulative Effect of Change in Accounting
      for Real Estate Investments                                   0       9,879           0
  Valuation Reserve Provision                                     398           0           0
  Gain on Sales of Assets                                           0           0      (1,391)
  Decrease (Increase) in Accrued Interest Receivable            6,161       7,562      (5,633)
  Increase in Accounts Receivable                                (530)          0           0
  Decrease (Increase) in Prepaid Expenses                        (409)        (51)         26
  Decrease in Payable to Affiliate                                 (1)        (57)       (164)
  Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                                       62         131        (211)
  Decrease in Accrued Interest Payable                         (1,339)     (2,909)     (2,208)
                                                              -------     -------      -------
    Net Cash Provided by (Used in) Operating Activities         7,914       4,342      (5,934)
                                                              -------     -------      -------
- - - ---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-term Debt                         (3,420)     (6,212)     10,826
Principal Payments on CMOs                                   (108,308)   (213,672)   (170,619)
Net Decrease in Minority Interest
 in Owner Trust Residuals                                           0      (1,275)       (153)
Common Stock Issued Under Dividend Reinvestment Plan                0           0          39
Cash Dividends Paid on Common Stock                              (162)     (2,026)     (7,291)
                                                             --------    --------     --------
 Net Cash Used in Financing Activities                       (111,890)   (223,185)   (167,198)
                                                             --------    --------     --------
- - - ---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal Reduction in Short-term Investments                       0           0       1,835
Net Decrease (Increase) in Restricted Cash                     15,062      (3,614)     (6,657)
Principal Reduction in Mortgage Certificates                   86,978     214,136     185,431
Principal Reduction in Residual Interests                       1,582       6,336      12,576
Purchase of Commercial Securitizations                         (1,232)
Principal Reduction in Commercial Securitizations                  38           0           0
Principal Reduction in PO Bonds                                     0           0         179
Net Proceeds from Sale of PO Bonds                                  0           0       6,008
Purchase of Residual Interests                                      0           0           0
Purchase of Interest Only (IO) Bonds                                0      (4,069)    (30,760)
Investment in Equity Residuals                                      0        (340)          0
Principal Reduction in IO Bonds                                 2,586       6,171       3,521
                                                             --------    --------     --------
 Net Cash Provided by Investing Activities                    105,014     218,620     172,133
                                                             --------    --------     --------
Net Change in Cash and Cash Equivalents                         1,038        (223)       (999)
Cash and Cash Equivalents at Beginning of Period                  680         903       1,902
Cash and Cash Equivalents at End of Period                    $ 1,718     $    680   $    903
                                                             --------    --------     --------
- - - ---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for CMO Interest Expense                            $20,315     $41,206    $ 54,810
Cash Paid for Other Interest Expense                          $   520     $   595    $    925
- - - ---------------------------------------------------------------------------------------------

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

NONEQUITY RESIDUAL INTERESTS
- - - ----------------------------
(Dollars in thousands)
                                                   Book Value
                                                  December 31         Prospective
Residual                           Purchase  ----------------------        Method
Series                                Price        1994        1993         Yield
- - - ---------------------------------------------------------------------------------
Nonequity Residual Interests
DBLU                               $  5,169    $     65    $    138         14.0%
FNMA 88-22                           10,387       1,753       1,679         14.0%
PB-4                                 10,523       2,593       2,828         14.0%
CMSC I                                8,642         104         105         14.0%
PB-7                                  3,994         487         419         14.0%
FHLMC 21                              5,361           6          19         14.0%
ML-38                                 1,306         478       1,814         14.0%
OXFORD 3F                             1,382           0           3         14.0%
FHLMC 25                              4,934           6          11         14.0%
LFR-9                                 2,589         187         219         14.0%
DBLS                                  2,424         482         453         14.0%
BT 88-1                               1,537         382         658         14.0%
RYLAND 62                             3,039         573         644         14.0%
CMSC 88-2                             2,554         525         575         14.0%
PB-5                                 16,112       1,034       2,354         14.0%
- - - ---------------------------------------------------------------------------------
                                                  8,675      11,919
- - - ---------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
- - - ----------------------------------------
TMAC 1986-2                              67           0           0           N/A
TMAC 1987-3                             165           0           0           N/A
- - - ---------------------------------------------------------------------------------

Total Residual Interests                        $ 8,675     $11,919
=================================================================================

     Securitized Residuals and Corporate REMIC Residual Interests - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Footnote 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                       NONEQUITY RESIDUAL INTERESTS
                          VARIABLE RATE RESIDUALS
- - - ----------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO Bond Data (100% of Issue)
                                                        --------------------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond      Bond       Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon       Cap     Maturity
- - - ----------------------------------------------------------------------------------------------------------------------------------
1) Drexel            Aug 30, 1988    20.267%     $5,169       U-1    $135,000        $21,767           9.3%            Jun 1, 2017
Burnham                                                       U-2      40,000         40,000            10%            Sep 1, 2018
Lambert CMO                                                  U-3F      87,500              0     LIBOR+.95%    14.25%  Sep 1, 2018
Trust Series U                                              U-4AV      10,000              0    Zero Coupon            Jun 1, 2015
(DBLU)                                                      U-5AV      27,500              0    Zero Coupon            Sep 1, 2018
Aug 30, 1988                                                  U-6         750            154  Residual Bond            Sep 1, 2018
                                                                     --------        -------
                                                                     $300,750        $61,921
- - - ----------------------------------------------------------------------------------------------------------------------------------
2) FNMA Series       Aug 30, 1988    40.000%    $10,387      22-A    $146,140        $18,950     COFI+1.25%    13.00%  Aug 25,2018
1988-22                                                      22-B      53,820          6,979    Zero Coupon            Aug 25,2018
(FNMA 88-22)                                                 22-R          40              5  Residual Bond            Aug 25,2018
                                                                     --------        -------
Aug 30, 1988                                                         $200,000        $25,934
- - - ----------------------------------------------------------------------------------------------------------------------------------
3) Prue Bache        Aug 29, 1988    33.571%    $10,523       4-A    $160,440        $32,070     COFI+1.25%    13.00%  Sep 1, 2018
CMO Trust 4                                                   4-B      49,420          9,879    Zero Coupon            Sep 1, 2018
(PB-4)                                                          R         140             28  Residual Bond            Sep 1, 2018
                                                                     --------        -------
Aug 29, 1988                                                         $210,000        $41,977
==================================================================================================================================

                           FIXED RATE RESIDUALS
- - - -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- - - -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000        $     0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         28,948          9.45%   May 1, 2013
Securities Corp.         Subtotal    88.000%     $8,642    I-3(Z)      15,000         30,936          9.45%   Feb 1, 2017
                                                                     --------        -------
Series I (CMSC I)                                                    $500,000        $59,884
Jan 28, 1987
- - - -------------------------------------------------------------------------------------------------------------------------
2) Prue Bache        Dec 29, 1988    29.000%     $3,994       7-A    $ 20,080        $     0          9.75%   Sep 1, 2000
CMO Trust 7                                                   7-B      40,410              0          9.50%   Mar 1, 2009
(PB-7)                                                        7-C      19,460              0          9.60%   Aug 1, 2011
Dec 29, 1988                                                  7-D      12,000              0    Zero Coupon   Mar 1, 2013
                                                              7-E      37,880              0          9.70%   Jan 1, 2015
                                                              7-F      35,690         31,952          9.83%   May 1, 2017
                                                           7-G(Z)      10,360              0          9.50%   Feb 1, 2018
                                                              7-H      30,830         30,830          9.00%   Jan 1, 2019
                                                              7-I      51,930              0          9.00%   Jan 1, 2019
                                                              7-J      41,510              0          9.63%   Jan 1, 2019
                                                                R         100              0  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $300,250        $62,782
- - - -------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
- - - -------------------------------------------------------------------------------------------------------------------------
3) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A $   140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750        121,225          9.50%  Jan 15, 2020
                                                                R         100             12  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $121,237
- - - -------------------------------------------------------------------------------------------------------------------------
4) Merrill Lynch      Jan 6, 1989   100.000%     $1,306         A   $  51,810        $     0          9.05%  Sep 27, 2012
Series 38                                                       B      36,200          1,033          9.45%  Dec 27, 2016
(ML-38)                                                         C       7,400          7,400          9.45%  Aug 27, 2017
Nov 30, 1988                                                    D      16,400         16,400          9.45%  Nov 27, 2018
                                                                E      31,610              0          9.10%  Mar 27, 2016
                                                                F      18,580              0          9.15%  Sep 27, 2017
                                                                G      38,000              0          9.40%  Nov 27, 2018
                                                                H          50             50  Residual Bond  Nov 27, 2018
                                                                     --------        -------
                                                                     $200,050        $24,883
- - - -------------------------------------------------------------------------------------------------------------------------
5) Oxford            Feb 29, 1989   100.000%     $1,382       F-1   $  51,600        $     0          7.19%  Nov 20, 2001
CMO Trust III                                                 F-2     112,000              0          7.98%  Oct 20, 2010
Series F                                                      F-3      15,000              0          8.32%  Jul 20, 2011
(OXFORD 3F)                                                   F-4      83,500              0          8.45%  Oct 20, 2014
May 28, 1987                                                  F-5      90,000         26,356          8.45%  May 20, 2017
                                                              F-6      48,000         48,000          8.45%  Jun 20, 2018
                                                                     --------       --------
                                                                     $400,100        $74,356
- - - -------------------------------------------------------------------------------------------------------------------------
6) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923        $     0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         25,721          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             14  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000        $69,675
- - - -------------------------------------------------------------------------------------------------------------------------
7) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A   $  11,000        $     0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         10,714    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          7,257    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $18,121
- - - -------------------------------------------------------------------------------------------------------------------------
8) Drexel Burnham    Apr 16, 1991    33.328%     $2,424       S-1   $  96,500        $     0          8.50%   Apr 1, 2011
Lambert                                                       S-2      75,000         43,410          9.00%   Aug 1, 2018
Series S                                                      S-3      68,500              0          9.00%   Feb 1, 2014
(DBLS)                                                     S-4(Z)      10,000              0          9.50%   Aug 1, 2018
June 30, 1988                                                 S-5         625            109  Residual Bond   Aug 1, 2018
                                                                     --------        -------
                                                                     $250,625        $43,519
- - - -------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
- - - -------------------------------------------------------------------------------------------------------------------------
9) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722        $     0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         16,662          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         19,680          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $36,342
- - - -------------------------------------------------------------------------------------------------------------------------

10) Ryland           May 29, 1991    42.000%     $3,039      62-A   $  58,355        $22,015          8.85%   Mar 1, 2018
Acceptance                                                   62-B      31,365              0          9.00%   Jul 1, 2009
Corp 4                                                       62-C       6,000              0          8.85%   Dec 1, 2009
Series 62                                                    62-D      12,880              0          7.50%   Feb 1, 2011
(RYLAND 62)                                                  62-E      32,000              0          9.05%   Nov 1, 2012
Jan 28, 1988                                                 62-F       9,400          9,591          8.00%   Mar 1, 2018
                                                             62-R         200             36  Residual Bond   Mar 1, 2018
                                                                     --------        -------
                                                                     $150,200        $31,642
- - - -------------------------------------------------------------------------------------------------------------------------

11) Collateralized    Jun 4, 1991    46.000%     $2,554         A   $  84,680        $     0          9.15%  Oct 20, 2018
Mortgage                                                        B     100,500         24,518          8.80%  Apr 20, 2019
Securities Corp.                                                C      14,820              0          9.90%  Apr 20, 2019
Series 1988-2                                                        --------        -------
(CMSC 88-2)                                                          $200,000        $24,518
March 31, 1988

- - - -------------------------------------------------------------------------------------------------------------------------
12) Prue Bache      Sept 29, 1988   100.000%    $16,112       5-A   $  30,130        $     0          9.00%   Aug 1, 2005
CMO Trust 5                                                   5-B      45,830              0     LIBOR+0.5%   Oct 1, 2012
(PB-5)                                                        5-C      21,250              0          7.05%   Oct 1, 2014
Sept 29, 1988                                                 5-D      28,640              0          7.75%   Nov 1, 2016
                                                              5-E      34,229         24,917          8.25%   Oct 1, 2018
                                                              5-F       6,181              0    Zero Coupon   Oct 1, 2018
                                                              5-G       6,980              0    Zero Coupon   Oct 1, 2018
                                                              5-H      26,026              0    LIBOR+1.00%   Oct 1, 2018
                                                                R         800              0  Residual Bond   Oct 1, 2018
                                                                     --------        -------
                                                                     $200,066        $24,917
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

                         EQUITY RESIDUAL INTERESTS
- - - -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1994
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- - - -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300         30,795          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         73,954          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000       $104,749
- - - -------------------------------------------------------------------------------------------------------------------------

2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         23,960          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750          2,172          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $26,132
- - - -------------------------------------------------------------------------------------------------------------------------

3) TIS Mortgage      Jun 29, 1989   100.000%     $1,302       1-A    $ 10,100        $     0         10.00%   Mar 1, 2016
Acceptance Corp.                                              1-B      29,030          5,057         10.00%   Nov 1, 2017
Series 1989-1                                                 1-C      14,260         14,260         10.00%   Aug 1, 2018
(TISMAC 89-1)                                                 1-D      18,887         18,887         10.00%   Jul 1, 2019
June 29, 1989                                                 1-E      63,590              0         10.00%   Jun 1, 2016
                                                              1-F      63,533              0         10.00%   Jul 1, 2019
                                                                R         600            600  Residual Bond   Jul 1, 2019
                                                                     --------       --------
                                                                     $200,000        $38,804
- - - -------------------------------------------------------------------------------------------------------------------------

4) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $ 8,305     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          3,134    25.11987% -  Mar 20, 2018
                                                                     --------       --------
                                                                     $100,000        $11,439    (2.00959) x         LIBOR
- - - -------------------------------------------------------------------------------------------------------------------------
5) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070       $  1,367     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765          8,103          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         18,926          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $28,396
- - - -------------------------------------------------------------------------------------------------------------------------
Total                                                                               $209,520
Less Residual Bond                                                                       600
- - - -------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $208,920
=========================================================================================================================

     CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                              CMO COLLATERAL
- - - -----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted   Dec 31, 1994      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
- - - -----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
- - - -------------------------
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

Nonequity Residual Interests
- - - ----------------------------
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

INTEREST ONLY (IO) BONDS
- - - ------------------------
(Dollars in thousands)
                                                            Book Value
Residual                                            --------------------------    Prospective
Series                                    Purchase         December 31                 Method
                                             Price          1994          1993          Yield
- - - ---------------------------------------------------------------------------------------------
FNMA SMBS Trust 7 Class 2 IO                $9,541        $2,564        $1,918         12.88%
Pru Home Mtg Corp Series 1992-7              4,776         1,350         1,135         14.00%
Sears Mtg Sec Corp Series 1992-6             2,611           651           568         14.00%
Bear Stearns Mtg Sec Series 1992-1           2,720           363           437         14.00%
FNMA SMBS Trust 4 Class 2 IO                 2,909           738           623         14.00%
FNMA Series 1992-123 Class S                 8,203         2,221         4,044         12.16%
FHLMC Series 1993-1483 Class SA              3,071         1,407         2,441         30.00%
FHLMC-G Series 24 Class SK                     998           500         1,046         30.00%
- - - ---------------------------------------------------------------------------------------------
                                                          $9,794       $12,212
- - - ---------------------------------------------------------------------------------------------

Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
- - - -------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  Dec. 31, 1994     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
- - - -------------------------------------------------------------------------------------------------------------
1) FNMA SMBS         Feb 21, 1992      $4,576        FNMA       8.500%         $7,514       9.17%       255.0
Trust 7              Mar 16, 1992       4,965
Class 2 IO                             $9,541
April 1, 1987
- - - -------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5572%        $63,301       8.80%       319.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- - - -------------------------------------------------------------------------------------------------------------
3) Sears             Mar 30, 1992      $2,611         NON      0.0183%        $77,032      8.395%       315.0
Mortgage                                           AGENCY
Securities
Corporation
Series 1992-6
March 25, 1992
- - - -------------------------------------------------------------------------------------------------------------

                      INTEREST ONLY BONDS (Continued)
- - - -------------------------------------------------------------------------------------------------------------
4) Bear Stearns      May 28, 1992      $2,720         NON      0.4704%         $8,701       9.56%       249.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
- - - -------------------------------------------------------------------------------------------------------------
5) FNMA SMBS        June 18, 1992      $2,909        FNMA       9.500%         $2,092      10.09%       250.0
Trust 4
Class 2 IO
March 2, 1987
- - - -------------------------------------------------------------------------------------------------------------
6) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $5,746       8.95%       327.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
- - - -------------------------------------------------------------------------------------------------------------
7) FHLMC             Mar 30, 1993      $3,071       FHLMC      22.000%         $5,600       8.53%       327.0
Series 1993-1483
Class S A
March 30, 1993
- - - -------------------------------------------------------------------------------------------------------------
8) FHLMC-G           Nov 30, 1993        $998        GNMA     8.0 %  -        $10,000       7.52%       340.0
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

Equity Residual        Collateral            PSA     Fair Value
- - - ---------------------------------------------------------------
(In thousands)
CMOT 28                FNMA 8.50%           165%     $1,010,958
TMAC 198601           FHLMC 9.00%           181%              0
TISMAC 1989-1         GNMA 10.00%           133%         23,381
- - - ---------------------------------------------------------------
Total Fair Value of Equity Residuals                 $1,034,339
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

                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
- - - ---------------------------------------------------------------------------------------------
(In thousands)
CMOT 28                            $103,378                 $101,472                 $101,604
TMAC 1986-1                          25,496                   24,998                   24,206
TISMAC 1989-1                        38,805                   40,781                   38,007
- - - ---------------------------------------------------------------------------------------------
                                   $167,679                 $167,251                 $163,817
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

PREPAYMENT ASSUMPTIONS
- - - ----------------------------------------------------------
                                                   Percent
                               Pass-Through     Prepayment
Mortgage Collateral                    Rate     Assumption
- - - ----------------------------------------------------------
GNMA Certificates                      7.0%            75%
GNMA Certificates                      9.0%           140%
GNMA Certificates                     10.0%           205%

FNMA/FHLMC Certificates                8.0%           135%
FNMA/FHLMC Certificates                8.5%       151-165%
FNMA/FHLMC Certificates                9.0%           181%
FNMA/FHLMC Certificates                9.5%       206-214%
FNMA/FHLMC Certificates               10.0%           236%
FNMA/FHLMC Certificates               10.5%           287%
- - - ----------------------------------------------------------

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

PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
- - - ----------------------------------------------------------------------------
(In thousands)
                   Residual Interests in CMOs with Fixed Rate Bond Classes
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value         $4,935      $4,609      $4,324      $4,072      $3,848

                  Residual Interests in CMOs with Variable Rate Bond Classes
                  ----------------------------------------------------------
Discount Rate            14%         16%         18%         20%         22%
Present Value         $4,926      $4,621      $4,351      $4,111      $3,895
- - - ----------------------------------------------------------------------------


PRESENT VALUE OF IO BONDS
- - - ----------------------------------------------------------------------------
(In thousands)
                                 Regular Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value         $6,324      $5,845      $5,431      $5,068      $4,750

                                 Inverse Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            22%         26%         30%         34%         38%
Present Value         $5,066      $4,551      $4,127      $3,773      $3,474
- - - ----------------------------------------------------------------------------

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

12.  Quarterly Financial Data (Unaudited)
- - - ---------------------------------------------------------------------------------------------
(In thousands,                          First      Second       Third      Fourth
except per share data)                Quarter     Quarter     Quarter     Quarter       Total
- - - ---------------------------------------------------------------------------------------------
1994
Interest Income                       $6,484       $6,227     $6,077      $5,604     $24,392
Net Income                               693          979        494         371       2,537
Net Income per Share                    0.09         0.12       0.06        0.04        0.31
Dividends Declared per Share            0.00         0.00       0.02        0.00        0.02
- - - ---------------------------------------------------------------------------------------------
1993
Interest Income                      $11,908     $10,812      $9,137      $7,467     $39,324
Loss before Cumulative Effect
   of Change in Accounting            (5,917)     (2,482)      (6,301)      (860)    (15,560)
Cumulative Effect of
   Change in Accounting                    0           0           0      (9,879)     (9,879)
Net Income (Loss)                     (5,917)      (2,482)     (6,301)   (10,739)    (25,439)
Net Income (Loss) per Share            (0.73)       (0.31)      (0.77)     (1.33)      (3.14)
Dividends Declared per Share            0.05        0.05        0.05        0.05        0.20
- - - ---------------------------------------------------------------------------------------------

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
     (3) Exhibits:

Number    Exhibit
- - - ------    -------
3(a)      Amended Articles of Incorporation of the Registrant*
3(b)      Amended Bylaws of the Registrant
4(a)      Specimen Certificate representing $.001 par value Common Stock*
4(b)      Dividend Reinvestment and Share Purchase Plan**
10(b)     Management Agreement between the Registrant and TIS Financial
          Services, Inc. *****
10(c)     Bonus Program***
10(d)     Custody Agreement between Registrant and Mellon Bank N.A.****
10(e)     Transfer Agency Agreement between Registrant and Mellon
          Securities Trust Company****
10(f)     Reverse Repurchase Agreement between Registrant and Kidder,
          Peabody & Co.****
10(g)     Reverse Repurchase Agreement between Registrant and The First
          Boston Corporation****
10(h) Reverse Repurchase Agreement between Registrant and Bear, Stearns Securities Corp.*****
10(i)     Reverse Repurchase Agreement between Registrant and Shearson
          Lehman Brothers*****
22        Subsidiaries of the Registrant*****
24        Consent of Arthur Andersen LLP
- - - ---------------------------------------------------------------------------
___________________________________
*     Incorporated herein by reference to Registrant's Registration
      Statement on Form S-11 (No. 33-22182) declared effective August 19,
      1988.

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

Signature                Title                           Date
- - - ---------                -----                           ----

/s/ Lorraine O. Legg     Director, President and         March 24, 1995
- - - -----------------------  Principal Executive Officer
Lorraine O. Legg


/s/ John E. Castello     Executive Vice President        March 24, 1995
- - - -----------------------  (Principal Financial Officer)
John E. Castello


/s/ Michael J. Stone     Controller                      March 24, 1995
- - - -----------------------
Michael J. Stone


/s/ Patricia M. Howe     Director,                       March 24, 1995
- - - -----------------------  Chairman of the Board
Patricia M. Howe


/s/ John D. Boyce        Director                        March 24, 1995
- - - -----------------------
John D. Boyce


/s/ Robert H. Edelstein  Director                        March 24, 1995
- - - -----------------------
Robert H. Edelstein


/s/ Douglas B. Fletcher  Director                        March 24, 1995
- - - -----------------------
Douglas B. Fletcher


/s/ Robert W. Ledoux     Director                        March 24, 1995
- - - -----------------------
Robert W. Ledoux


/s/ Harvie M. Merrill    Director                        March 24, 1995
- - - -----------------------
Harvie M. Merrill


/s/ Will M. Storey       Director                        March 24, 1995
- - - -----------------------
Will M. Storey