Form 10-Q
period 1995-03-31
TIS MORTGAGE INVESTMENT CO
filed 1995-05-15
CIK 833088

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1995

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

 Class of Common Stock           Outstanding at May 12, 1995
 ---------------------           ---------------------------
    $.001 Par Value                    8,105,880 Shares

                      TIS MORTGAGE INVESTMENT COMPANY

                                   Index


                      Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                      Page Number

     Condensed Consolidated Statements of Income
          Three months ended March 31, 1995 and 1994                 3

     Condensed Consolidated Balance Sheets
          March 31, 1995 and December 31, 1994                       4

     Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1995 and 1994                 5

     Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   15


                        Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                           16

Part I.  Financial Information

Item 1.  Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
               (Amounts in Thousands except Per Share Data)

                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                             1995        1994
 -----------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest Income
  Mortgage Certificates, net                               $3,838      $5,427
  Short-term Investments                                       29          23
  Residual Interests                                          932         595
  Interest Only (IO) Bonds                                    424         439
  Commercial Securitizations                                   27           0
Valuation Reserve Reduction                                   115           0
Gain on Sales of Investments                                   42           0
                                                       ----------  ----------
     Income from Mortgage Related Assets                    5,407       6,484
                                                       ----------  ----------

REAL ESTATE OPERATIONS
Rental and Other Income                                       363
Operating and Maintenance Expenses                           (106)
Depreciation and Amortization                                 (93)
Property Taxes                                                (30)
                                                       ----------
     Income from Real Estate Operations                       134
                                                       ----------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
  Interest                                                  4,454       5,180
  Administration Fees                                          38          41
  Amortization of Deferred Bond Issuance Costs                 65          67
Interest on Real Estate Notes Payable                         135           0
Short-term Debt                                               143         113
                                                       ----------  ----------
     Total Interest and CMO Related Expenses                4,835       5,401
                                                       ----------  ----------

OTHER EXPENSES
Management and Residual Interest Administration Fees           50          60
General and Administrative Expense                            293         330
                                                       ----------  ----------
     Total Other Expenses                                     343         390
                                                       ----------  ----------

Net Income                                                 $  363      $  693
                                                       ==========  ==========
- ------------------------------------------------------------------------------
Net Income per Share Outstanding                            $0.04       $0.09

Dividends Declared per Share                                $0.00       $0.00

Weighted Average Shares Outstanding                         8,106       8,106
 -----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)

                                                         March 31,   December 31,
                                                              1995           1994
 --------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Mortgage Related Assets
  Mortgage Certificates, net                              $159,810      $163,817
  Residual Interests                                         7,296         8,675
  Interest Only (IO) Bonds                                   8,851         9,794
  Commercial Securitizations                                 1,146         1,194
  Reserve for Loss on Investments                           (4,703)       (4,818)
                                                       -----------   -----------
     Total Real Estate Investments                         172,400       178,662
                                                       -----------   -----------

Operating Real Estate Assets                                10,990           395
                                                       -----------   -----------

Other Assets
  Cash and Cash Equivalents                                  1,137         1,718
  Restricted Cash                                            1,838         2,920
  Accrued Interest and Accounts Receivable                   1,951         2,658
  Deferred Bond Issuance Costs                               2,252         2,317
  Other Assets                                                 290           287
                                                       -----------   -----------
     Total Other Assets                                      7,468         9,900
                                                       -----------   -----------

     Total Assets                                         $190,858      $188,957
                                                       ===========   ===========
 --------------------------------------------------------------------------------
LIABILITIES
Collateralized Mortgage Obligations, net                  $156,629      $161,894
Payable to Affiliate                                            27            30
Accounts Payable and Accrued Liabilities                       300           252
Accrued Interest Payable                                     2,206         2,363
Notes Payable on Real Estate                                 8,067             0
Short-term Debt                                              8,147         8,325
                                                       -----------   -----------
     Total Liabilities                                     175,376       172,864
                                                       -----------   -----------
SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 shares authorized; 8,105,880
  shares issued and outstanding                                  8             8
Additional Paid-in Capital                                  74,696        74,696
Unrealized Loss on Investments                              (1,685)         (711)
Retained Deficit                                           (57,537)      (57,900)
                                                       -----------   -----------
     Total Shareholders' Equity                             15,482        16,093
                                                       -----------    -----------
     Total Liabilities and Shareholders' Equity           $190,858      $188,957
                                                       ===========   ===========
 --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Amounts in Thousands)

                                                                          Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                              1995         1994
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                   $363          $693
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                              807          (225)
   Valuation Reserve Provision                                               (115)            0
   Increase in Accrued Interest and Accounts Receivable                       707         2,727
   Decrease in Prepaid Expenses                                                (5)          (15)
   Increase in Payable to Affiliate                                            (3)            1
   Increase (Decrease) in Accounts Payable and Accrued Liabilities             48           (27)
   Decrease in Accrued Interest Payable                                      (157)         (670)
                                                                      -----------   -----------
     Net Cash Provided by (Used in) Operating Activities                    1,645         2,484
                                                                      -----------   -----------
 -----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                  (178)         (133)
Increase in Notes Payable on Real Estate                                    8,067             0
Principal Payments on CMO's                                                (6,040)      (54,633)
                                                                      -----------   -----------
     Net Cash Used in Financing Activities                                  1,849       (54,766)
                                                                      -----------   -----------
 -----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease in Restricted Cash                                             1,082         9,554
Investment in Real Estate Assets                                          (10,687)            0
Principal Reduction in Mortgage Certificates                                4,133        42,542
Principal Reduction in Residual Interests                                     972           828
Principal Reduction in IO Bonds                                               377         1,079
Principal Reduction in Commercial Securitizations                              48             0
                                                                      -----------   -----------
     Net Cash Provided by Investment Activities                            (4,075)       54,003
                                                                      -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents                         (581)        1,721
Cash and Cash Equivalents at Beginning of Period                            1,718           680
                                                                      -----------   -----------
Cash and Cash Equivalents at End of Period                                 $1,137        $2,401
                                                                      ===========   ===========
 -----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiary and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the December 31, 1994 consolidated financial statements and notes thereto.

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

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TIS Mortgage Acceptance Corporation ("TISMAC"). The assets of TISMAC are not available to pay creditors of the Company. The Company has undertaken to indemnify certain parties who have contracted with TISMAC against certain losses which they might sustain in carrying out their obligations. In addition, under generally accepted accounting principles, the Company consolidates assets and liabilities of Owner Trust Residuals when over 50% equity interest in the trust is held by the Company. The portion of equity interest of each such Owner Trust Residual not owned by the Company is accounted for as minority interest. In addition, the consolidated financial statements include the accounts underlying its interests in real estate partnerships.

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

     Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the March 31, 1995 presentation. Such reclassifications do not affect net income as reported.

Note 3 - Mortgage Certificates

     Information is presented in the table below as of March 31, 1995 and December 31, 1994 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
(In thousands)

March 31, 1995
                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
- ---------------------------------------------------------------------------------------------
CMOT 28                            $100,544                 $101,581                  $98,819
TMAC 1986-1                          23,512                   25,027                   24,286
TISMAC 1989-1                        37,474                   40,191                   36,705
- ---------------------------------------------------------------------------------------------
                                   $161,530                 $166,799                 $159,810
=============================================================================================
December 31, 1994
CMOT 28                            $103,378                 $101,472                 $101,604
TMAC 1986-1                          25,496                   24,998                   24,206
TISMAC 1989-1                        38,805                   40,781                   38,007
- ---------------------------------------------------------------------------------------------
                                   $167,679                 $167,251                 $163,817
=============================================================================================

Note 4 - Residual Interests

     Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
(In thousands)
                                                                     Book Value
                                                            ----------------------------
                                                  Purchase      March 31,   December 31,
Residual Series                                      Price           1995           1994
- ----------------------------------------------------------------------------------------
Nonequity Residual Interests
- ----------------------------
DBLU                                              $ 5,169         $   55         $   65
FNMA 88-22                                         10,387          1,434          1,753
PB-4                                               10,523          2,207          2,593
CMSC I                                              8,642            104            104
PB-7                                                3,994              0            487
FHLMC 21                                            5,361              6              6
ML-38                                               1,306            745            478
OXFORD 3F                                           1,382              0              0
FHLMC 25                                            4,934              6              6
LFR-9                                               2,589            164            187
DBLS                                                2,424            421            482
BT 88-1                                             1,537            337            382
RYLAND 62                                           3,039            582            573
CMSC 88-2                                           2,554              0            525
PB-5                                               16,112          1,235          1,034
- ----------------------------------------------------------------------------------------
                                                                   7,296          8,675
- ----------------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
- ----------------------------------------
TMAC 1986-2                                            67              0               0
TMAC 1987-3                                           165              0               0
- ----------------------------------------------------------------------------------------
Total Residual Interests                                          $7,296          $8,675
========================================================================================

     During the three months ended March 31, 1995, the Company sold its investment in Pru-Bache CMO Trust 7 and Collateralized Mortgage Securities Corp. Series 1988-2 for $760,000 resulting in a gain of $41,800.

Certain characteristics of the Company's residual interests are presented in the following tables:

                              CMO COLLATERAL
- -----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted  Mar. 31, 1995      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
- -----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
- -------------------------
CMOT 28                              Fixed         FNMA            8.50%       $100,545        9.10%        262.4
TMAC 1986-1                          Fixed         FHLMC           9.00%         24,521       10.00%        251.0
TISMAC 1989-1                        Fixed        GNMA I          10.00%         37,474       10.50%        284.9
TMAC 1986-2                          Fixed         FHLMC           9.50%         11,184       10.10%        239.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         27,201        9.80%        243.0

Nonequity Residual Interests
- ----------------------------
DBLU                                Variable      GNMA I          10.00%         59,767       10.50%        270.0
FNMA 88-22                          Variable       FNMA            9.50%         24,844       10.10%        278.3
PB-4                                Variable      GNMA I          10.00%         40,664       10.50%        275.1
CMSC I                               Fixed         FNMA            9.50%         55,495       10.10%        246.2
FHLMC 21                             Fixed         FHLMC           9.50%        115,479       10.20%        276.8
ML-38                                Fixed         FNMA            9.50%         24,281       10.20%        279.5
OXFORD 3F                            Fixed         FHLMC           8.50%         72,274        9.10%        258.0
FHLMC 25                             Fixed         FHLMC           9.50%         66,565       10.30%        274.8
LFR-9                                Fixed         FNMA            9.50%         17,051       10.20%        278.0
DBLS                                 Fixed         FNMA           10.00%         41,505       10.60%        271.0
BT 88-1                              Fixed         GNMA            9.00%         33,963        9.50%        264.0
RYLAND 62                            Fixed         GNMA           10.00%         30,415       10.50%        272.4
PB-5                                 Fixed         FNMA            9.50%         24,110       10.10%        268.8
=================================================================================================================

                         EQUITY RESIDUAL INTERESTS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Mar. 31, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300         25,610          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         75,517          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000       $101,127
- -------------------------------------------------------------------------------------------------------------------------
2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         22,875          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750          2,170          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $25,045
- -------------------------------------------------------------------------------------------------------------------------
3) TIS Mortgage      Jun 29, 1989   100.000%     $1,302       1-A    $ 10,100        $     0         10.00%   Mar 1, 2016
Acceptance Corp.                                              1-B      29,030          3,727         10.00%   Nov 1, 2017
Series 1989-1                                                 1-C      14,260         14,260         10.00%   Aug 1, 2018
(TISMAC 89-1)                                                 1-D      18,887         18,887         10.00%   Jul 1, 2019
June 29, 1989                                                 1-E      63,590              0         10.00%   Jun 1, 2016
                                                              1-F      63,533              0         10.00%   Jul 1, 2019
                                                                R         600            600  Residual Bond   Jul 1, 2019
                                                                     --------       --------
                                                                     $200,000        $37,474
- -------------------------------------------------------------------------------------------------------------------------
4) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $ 8,119     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          3,064    25.11987% -  Mar 20, 2018
                                                                     --------       --------    (2.00959) x  LIBOR
                                                                     $100,000        $11,183
- -------------------------------------------------------------------------------------------------------------------------
5) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070       $  1,133     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765          6,716          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         19,352          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $27,201
- -------------------------------------------------------------------------------------------------------------------------
Total                                                                               $202,030
Less Residual Bond                                                                       600
- -------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $201,430
=========================================================================================================================

                       NONEQUITY RESIDUAL INTERESTS
                          VARIABLE RATE RESIDUALS
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO Bond Data (100% of Issue)
                                                        --------------------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Mar. 31, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond      Bond       Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon       Cap     Maturity
- ----------------------------------------------------------------------------------------------------------------------------------
1) Drexel            Aug 30, 1988    20.267%     $5,169       U-1    $135,000        $19,618           9.3%            Jun 1, 2017
Burnham                                                       U-2      40,000         40,000            10%            Sep 1, 2018
Lambert CMO                                                  U-3F      87,500              0     LIBOR+.95%    14.25%  Sep 1, 2018
Trust Series U                                              U-4AV      10,000              0    Zero Coupon            Jun 1, 2015
(DBLU)                                                      U-5AV      27,500              0    Zero Coupon            Sep 1, 2018
Aug 30, 1988                                                  U-6         750            149  Residual Bond            Sep 1, 2018
                                                                     --------        -------
                                                                     $300,750        $59,767
- ----------------------------------------------------------------------------------------------------------------------------------
2) FNMA Series       Aug 30, 1988    40.000%    $10,387      22-A    $146,140        $18,153     COFI+1.25%    13.00%  Aug 25,2018
1988-22                                                      22-B      53,820          6,685    Zero Coupon            Aug 25,2018
(FNMA 88-22)                                                 22-R          40              5  Residual Bond            Aug 25,2018
                                                                     --------        -------
Aug 30, 1988                                                         $200,000        $24,843
- ----------------------------------------------------------------------------------------------------------------------------------
3) Prue Bache        Aug 29, 1988    33.571%    $10,523       4-A    $160,440        $31,093     COFI+1.25%    13.00%  Sep 1, 2018
CMO Trust 4                                                   4-B      49,420          9,578    Zero Coupon            Sep 1, 2018
(PB-4)                                                          R         140             28  Residual Bond            Sep 1, 2018
                                                                     --------        -------
Aug 29, 1988                                                         $210,000        $40,699
==================================================================================================================================

                           FIXED RATE RESIDUALS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Mar. 31, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000        $     0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         25,737          9.45%   May 1, 2013
Securities Corp.         Subtotal    88.000%     $8,642    I-3(Z)      15,000         31,666          9.45%   Feb 1, 2017
                                                                     --------        -------
Series I (CMSC I)                                                    $500,000        $57,403
Jan 28, 1987
- -------------------------------------------------------------------------------------------------------------------------
2) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A $   140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750        115,467          9.50%  Jan 15, 2020
                                                                R         100             12  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $115,479
- -------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
- -------------------------------------------------------------------------------------------------------------------------
3) Merrill Lynch      Jan 6, 1989   100.000%     $1,306         A   $  51,810        $     0          9.05%  Sep 27, 2012
Series 38                                                       B      36,200            431          9.45%  Dec 27, 2016
(ML-38)                                                         C       7,400          7,400          9.45%  Aug 27, 2017
Nov 30, 1988                                                    D      16,400         16,400          9.45%  Nov 27, 2018
                                                                E      31,610              0          9.10%  Mar 27, 2016
                                                                F      18,580              0          9.15%  Sep 27, 2017
                                                                G      38,000              0          9.40%  Nov 27, 2018
                                                                H          50             50  Residual Bond  Nov 27, 2018
                                                                     --------        -------
                                                                     $200,050        $24,281
- -------------------------------------------------------------------------------------------------------------------------
4) Oxford            Feb 29, 1989   100.000%     $1,382       F-1   $  51,600        $     0          7.19%  Nov 20, 2001
CMO Trust III                                                 F-2     112,000              0          7.98%  Oct 20, 2010
Series F                                                      F-3      15,000              0          8.32%  Jul 20, 2011
(OXFORD 3F)                                                   F-4      83,500              0          8.45%  Oct 20, 2014
May 28, 1987                                                  F-5      90,000         24,292          8.45%  May 20, 2017
                                                              F-6      48,000         48,000          8.45%  Jun 20, 2018
                                                                     --------       --------
                                                                     $400,100        $72,292
- -------------------------------------------------------------------------------------------------------------------------
5) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923        $     0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         22,612          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             13  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000        $66,565
- -------------------------------------------------------------------------------------------------------------------------
6) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A   $  11,000        $     0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         10,621    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          6,634    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $17,405
- -------------------------------------------------------------------------------------------------------------------------
7) Drexel Burnham    Apr 16, 1991    33.328%     $2,424       S-1   $  96,500        $     0          8.50%   Apr 1, 2011
Lambert                                                       S-2      75,000         41,783          9.00%   Aug 1, 2018
Series S                                                      S-3      68,500              0          9.00%   Feb 1, 2014
(DBLS)                                                     S-4(Z)      10,000              0          9.50%   Aug 1, 2018
June 30, 1988                                                 S-5         625            104  Residual Bond   Aug 1, 2018
                                                                     --------        -------
                                                                     $250,625        $41,887
- -------------------------------------------------------------------------------------------------------------------------
8) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722        $     0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         16,319          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         18,660          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $34,979
- -------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
- -------------------------------------------------------------------------------------------------------------------------
9) Ryland            May 29, 1991    42.000%     $3,039      62-A   $  58,355        $20,890          8.85%   Mar 1, 2018
Acceptance                                                   62-B      31,365              0          9.00%   Jul 1, 2009
Corp 4                                                       62-C       6,000              0          8.85%   Dec 1, 2009
Series 62                                                    62-D      12,880              0          7.50%   Feb 1, 2011
(RYLAND 62)                                                  62-E      32,000              0          9.05%   Nov 1, 2012
Jan 28, 1988                                                 62-F       9,400          9,491          8.00%   Mar 1, 2018
                                                             62-R         200             34  Residual Bond   Mar 1, 2018
                                                                     --------        -------
                                                                     $150,200        $30,415
- -------------------------------------------------------------------------------------------------------------------------
10) Prue Bache      Sept 29, 1988   100.000%    $16,112       5-A   $  30,130        $     0          9.00%   Aug 1, 2005
CMO Trust 5                                                   5-B      45,830              0     LIBOR+0.5%   Oct 1, 2012
(PB-5)                                                        5-C      21,250              0          7.05%   Oct 1, 2014
Sept 29, 1988                                                 5-D      28,640              0          7.75%   Nov 1, 2016
                                                              5-E      34,229         24,118          8.25%   Oct 1, 2018
                                                              5-F       6,181              0    Zero Coupon   Oct 1, 2018
                                                              5-G       6,980              0    Zero Coupon   Oct 1, 2018
                                                              5-H      26,026              0    LIBOR+1.00%   Oct 1, 2018
                                                                R         800              0  Residual Bond   Oct 1, 2018
                                                                     --------        -------
                                                                     $200,066        $24,118
=========================================================================================================================

Note 5 - IO and PO Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds.
Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
- ------------------------
(In thousands)

                                                            Book Value
                                                    --------------------------
Name and Issuer                           Purchase     March 31,  December 31,
and Series                                   Price          1995          1994
- ------------------------------------------------------------------------------
FNMA SMBS Trust 7 Class 2 IO                $9,541        $2,204        $2,564
Pru Home Mtg Corp Series 1992-7              4,776         1,297         1,350
Sears Mtg Sec Corp Series 1992-6             2,611           567           651
Bear Stearns Mtg Sec Series 1992-1           2,720           315           363
FNMA SMBS Trust 4 Class 2 IO                 2,909           630           738
FNMA Series 1992-123 Class S                 8,203         2,029         2,221
FHLMC Series 1993-1483 Class SA              3,071         1,335         1,407
FHLMC-G Series 24 Class SK                     998           474           500
- ------------------------------------------------------------------------------
                                                          $8,851        $9,794
==============================================================================

     The Company currently holds no PO Bonds nor does it have commitments to purchase additional IO or PO Bonds. Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
- -------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  Mar. 31, 1995     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
- -------------------------------------------------------------------------------------------------------------
1) FNMA SMBS         Feb 21, 1992      $4,576        FNMA       8.500%         $7,314       9.17%       252.0
Trust 7              Mar 16, 1992       4,965
Class 2 IO                             $9,541
April 1, 1987
- -------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5543%        $66,263       8.80%       315.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- -------------------------------------------------------------------------------------------------------------
3) Sears             Mar 30, 1992      $2,611         NON      0.0183%        $76,669      8.396%       312.0
Mortgage                                           AGENCY
Securities
Corporation
Series 1992-6
March 25, 1992
- -------------------------------------------------------------------------------------------------------------
4) Bear Stearns      May 28, 1992      $2,720         NON      0.4424%         $8,280       9.54%       252.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
- -------------------------------------------------------------------------------------------------------------
5) FNMA SMBS        June 18, 1992      $2,909        FNMA       9.500%         $2,019      10.09%       247.0
Trust 4
Class 2 IO
March 2, 1987
- -------------------------------------------------------------------------------------------------------------
6) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $5,649       8.95%       318.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
- -------------------------------------------------------------------------------------------------------------
7) FHLMC             Mar 30, 1993      $3,071       FHLMC      22.000%         $5,526       8.53%       323.0
Series 1993-1483
Class S A
March 30, 1993
- -------------------------------------------------------------------------------------------------------------
8) FHLMC-G           Nov 30, 1993        $998        GNMA     8.0 %  -        $10,000       7.52%       336.0
Series 24                                                        LIBOR
Class S K
October 12, 1993
=============================================================================================================

Note 6 - Operating Real Estate Assets and Notes Payable on Real Estate

     During the quarter ended March 31, 1995, the Company acquired two multifamily housing properties in California's Central Valley. The purchase price of these properties was $10,305,000 and existing secured debt totaling $8,089,000 was assumed. The debt has a variable interest rate which, at March 31, 1995, averaged 7.408%. Required monthly payments of principal and interest total $58,620.

     At March 31, 1995 the carrying value of operating real estate assets in thousands consisted of:

            Land                                       $ 1,401
            Buildings and Improvements                   9,589
            Personal Property                              306
            Deposits for Real Estate Purchases             565
            Other Real Estate Assets                       253
                                                       -------
                 Total                                  12,114
            Less Accumulated Depreciation               (1,124)
                                                       -------
                 Net                                   $10,990
                                                       =======

Note 7 - Short-Term Debt

     Short-term debt is due within 360 days after the end of the quarter. At March 31, 1995 the Company owed $8,147,000 under one repurchase agreement. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at March 31, 1995 was 7.01%. The debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $14,400,000.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

                                  GENERAL

     The Company primarily invests in the Residual Interests of CMOs and other mortgage-related assets. The mortgage collateral underlying the CMOs in the Company's portfolio of Residual Interests are mortgage-backed certificates issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). In addition the Company invests in multifamily housing properties.

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

                           RESULTS OF OPERATIONS

     The Company had net income of $363,000, or $0.04 per share, for the quarter ended March 31, 1995. This compares to net income of $693,000, or $0.09 per share, for the quarter ended March 31, 1994. The Company did not pay a dividend in the first quarter of either year.

     During the quarter ended March 31, 1995 the Company sold its ownership in two of its Residual Interests - Prudential Bache CMO Trust 7 and Collateralized Mortgage Securities Corp. Series 1988-2. These sales were for a total of $760,000 and generated a gain of $41,800. Also during the quarter the Company acquired two multifamily housing properties in California's Central Valley for $10,305,000. The Company assumed debt of $8,089,000 in conjunction with these acquisitions.

     The Manager oversees the operations of the Company pursuant to a management agreement. For the quarter ended March 31, 1995, the Company incurred management fees of $27,045 and Residual Interest Administration Fees of $22,500. This compares to management fees of $34,712 and Residual Interest Administrative Fees of $25,000 for the first quarter of 1994. A major portion of the management fee is the incentive fee which varies based on the earnings performance of the Company. The incentive management fee is equal to 25% of the amount by which the Company's annualized return on equity, calculated using taxable income, exceeds the ten-year US Treasury rate plus 1%. The results for the period were such that there was no incentive management fee in the first quarter of 1995.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage-related assets.

     The Company currently has agreements with an investment banking firm to borrow funds under repurchase agreements. At March 31, 1995 the Company had borrowings outstanding under these agreements totaling $8,147,000.
This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $14,400,000. The Company other borrowings are notes payable secured by multifamily housing properties as described in note 6.

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

ITEM 2.   Changes in Securities
          ---------------------
               Not Applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
               Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
               Not Applicable

ITEM 5.   Other Information
          -----------------
               Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
               On January 20, 1995, the Company filed a report on Form 8-K containing a press release dated December 29, 1994 regarding its agreement to acquire four multifamily housing properties in California's Central Valley.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TIS MORTGAGE INVESTMENT COMPANY

Date:  May 12, 1995                     By:  /s/ Lorraine O. Legg
      --------------                       -------------------------------
                                           Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:  May 12, 1995                     By:  /s/ John E. Castello
      --------------                       -------------------------------
                                           John E. Castello, Executive Vice
                                           President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)