Form 10-Q
period 1995-06-30
TIS MORTGAGE INVESTMENT CO
filed 1995-08-14
CIK 833088

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1995

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

 Class of Common Stock          Outstanding at August 11, 1995
 ---------------------           ---------------------------
    $.001 Par Value                    8,105,880 Shares

                      TIS MORTGAGE INVESTMENT COMPANY

                                   Index


                      Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                      Page Number

     Condensed Consolidated Statements of Income
          Three months and six months ended
           June 30, 1995 and 1994                                    3

     Condensed Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994                        4

     Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1995 and 1994                    5

     Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   14


                        Part II.  Other Information


Item 4.  Results of Votes of Security Holders                       17

Item 6.  Exhibits and Reports on Form 8-K                           17

Part I.  Financial Information

Item 1.  Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
               (Amounts in Thousands except Per Share Data)

                                                         Three Months Ended        Six Months Ended
                                                               June 30                  June 30
                                                       ----------------------   ----------------------
                                                             1995        1994          1995        1994
 ------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest
  Mortgage Certificates, net                               $3,728      $4,683        $7,566     $10,110
  Short-term Investments                                       21          37            50          60
  Residual Interests                                          558         820         1,490       1,415
  Interest Only (IO) Bonds                                    366         687           790       1,126
  Commercial Securitizations                                   28           0            55           0
Valuation Reserve Reduction                                   108           0           223           0
Gain (Loss) on Sales of Investments                           (15)          0           27            0
                                                       ----------  ----------    ----------  ----------
     Income from Mortgage Related Assets                    4,794       6,227        10,201      12,711
                                                       ----------  ----------    ----------  ----------

REAL ESTATE OPERATIONS
Rental and Other Income                                       402                       765
Operating and Maintenance Expenses                           (147)                    (253)
Depreciation and Amortization                                (101)                    (194)
Interest on Real Estate Notes Payable                        (148)                    (283)
Property Taxes                                                (27)                     (57)
                                                       ----------                ----------
     Income from Real Estate Operations                       (21)                     (22)
                                                       ----------                ----------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
  Interest                                                  3,953       4,641         8,407      9,821
  Administration Fees                                          45          44            83          85
  Deferred Bond Issuance Costs                                 70          84           135         151
Short-term Debt                                               135         114           278         227
                                                       ----------  ----------    ----------  ----------
     Total Interest and CMO Related Expenses                4,203       4,883         8,903      10,284
                                                       ----------  ----------    ----------  ----------

OTHER EXPENSES
Management and Residual Interest Administration Fees           65          47           115         107
General and Administrative                                    315         318           608         648
                                                       ----------  ----------    ----------  ----------
     Total Other Expenses                                     380         365           723         755
                                                       ----------  ----------    ----------  ----------
Net Income                                                   $190        $979          $553      $1,672
                                                       ==========  ==========    ==========  ==========
 ------------------------------------------------------------------------------------------------------
Net Income per Share Outstanding                            $0.03       $0.12         $0.07       $0.21

Dividends Declared per Share                                $0.00       $0.00         $0.00       $0.00

Weighted Average Shares Outstanding                         8,106       8,106         8,106       8,106
 ------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)

                                                          June 30,   December 31,
                                                              1995           1994
 --------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Mortgage Related Assets
  Mortgage Certificates, net                              $154,762      $163,817
  Residual Interests                                         5,815         8,675
  Interest Only (IO) Bonds                                   7,728         9,794
  Commercial Securitizations                                 1,125         1,194
  Reserve for Loss on Investments                           (4,595)       (4,818)
                                                       -----------   -----------
     Total Real Estate Investments                         164,835       178,662
                                                       -----------   -----------

Operating Real Estate Assets                                11,037           395
                                                       -----------   -----------

Other Assets
  Cash and Cash Equivalents                                    548         1,718
  Restricted Cash                                            2,539         2,920
  Accrued Interest and Accounts Receivable                   1,880         2,658
  Deferred Bond Issuance Costs                               2,182         2,317
  Other Assets                                                 185           287
                                                       -----------   -----------
     Total Other Assets                                      7,334         9,900
                                                       -----------   -----------

     Total Assets                                         $183,206      $188,957
                                                       ===========   ===========
 --------------------------------------------------------------------------------
LIABILITIES
Collateralized Mortgage Obligations, net                  $152,394      $161,894
Payable to Affiliate                                            31            30
Accounts Payable and Accrued Liabilities                       244           252
Accrued Interest Payable                                     2,082         2,363
Notes Payable on Real Estate                                 8,040             0
Short-term Debt                                              6,808         8,325
                                                       -----------   -----------
     Total Liabilities                                     169,599       172,864
                                                       -----------   -----------
SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 shares authorized; 8,105,880
  shares issued and outstanding                                  8             8
Additional Paid-in Capital                                  74,696        74,696
Unrealized Loss on Investments                              (3,750)         (711)
Retained Deficit                                           (57,347)      (57,900)
                                                       -----------   -----------
     Total Shareholders' Equity                             13,607        16,093
                                                       -----------   -----------
     Total Liabilities and Shareholders' Equity           $183,206      $188,957
                                                       ===========   ===========
 --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Amounts in Thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                             1995          1994
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                   $553        $1,672
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
   Depreciation and Amortization of Operating Real Estate Assets              194             0
   Other Depreciation and Amortization                                      1,039          (207)
   Valuation Reserve Provision                                               (223)            0
   Gain on Sales of Investments                                               (27)            0
   Increase in Accrued Interest and Accounts Receivable                       778         4,045
   Decrease in Prepaid Expenses                                                99            84
   Increase (Decrease)in Payable to Affiliate                                   1            (4)
   Decrease in Accounts Payable and Accrued Liabilities                        (8)         (154)
   Decrease in Accrued Interest Payable                                      (281)       (1,057)
                                                                      -----------   -----------
     Net Cash Provided by Operating Activities                              2,125         4,379
                                                                      -----------   -----------
 -----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                (1,517)       (2,193)
Increase in Notes Payable on Real Estate                                    8,040             0
Principal Payments on CMO's                                               (10,658)      (85,163)
                                                                      -----------   -----------
     Net Cash Used in Financing Activities                                 (4,135)      (87,356)
                                                                      -----------   -----------
 -----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease in Restricted Cash                                               381        12,207
Investment in Real Estate Assets                                          (10,836)            0
Investment in Commercial Securitizations                                        0          (982)
Principal Reduction in Mortgage Certificates                                9,311        69,623
Principal Reduction in Residual Interests                                   1,148           917
Principal Reduction in IO Bonds                                               767         1,641
Principal Reduction in Commercial Securitizations                              69             0
                                                                      -----------   -----------
     Net Cash Provided by Investment Activities                               840        83,406
                                                                      -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents                       (1,170)          429
Cash and Cash Equivalents at Beginning of Period                            1,718           680
                                                                      -----------   -----------
Cash and Cash Equivalents at End of Period                                   $548        $1,109
                                                                      ===========   ===========
 -----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company and its wholly-owned subsidiary and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the December 31, 1994 consolidated financial statements and notes thereto.

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

     Net Income Per Share - Net income per share is based upon the weighted average number of shares of Common Stock outstanding.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the June 30, 1995 presentation. Such reclassifications do not affect net income as reported.

Note 3 - Mortgage Certificates

     Information is presented in the table below as of June 30, 1995 and December 31, 1994 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
(In thousands)

June 30, 1995
                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
---------------------------------------------------------------------------------------------
CMOT 28                             $97,873                 $100,932                  $96,194
TMAC 1986-1                          23,519                   24,335                   23,517
TISMAC 1989-1                        35,786                   38,951                   35,051
---------------------------------------------------------------------------------------------
                                   $157,178                 $164,218                 $154,762
=============================================================================================
December 31, 1994
CMOT 28                            $103,378                 $101,472                 $101,604
TMAC 1986-1                          25,496                   24,998                   24,206
TISMAC 1989-1                        38,805                   40,781                   38,007
---------------------------------------------------------------------------------------------
                                   $167,679                 $167,251                 $163,817
=============================================================================================

Note 4 - Residual Interests

     Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
(In thousands)
                                                                     Book Value
                                                            ----------------------------
                                                  Purchase       June 30,   December 31,
Residual Series                                      Price           1995           1994
----------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
DBLU                                              $ 5,169         $   44         $   65
FNMA 88-22                                         10,387          1,083          1,753
PB-4                                               10,523          1,723          2,593
CMSC I                                              8,642            104            104
PB-7                                                3,994              0            487
FHLMC 21                                            5,361              6              6
ML-38                                               1,306            530            478
OXFORD 3F                                           1,382              0              0
FHLMC 25                                            4,934              6              6
LFR-9                                               2,589            154            187
DBLS                                                2,424            349            482
BT 88-1                                             1,537            451            382
RYLAND 62                                           3,039            562            573
CMSC 88-2                                           2,554              0            525
PB-5                                               16,112            803          1,034
----------------------------------------------------------------------------------------
                                                                   5,815          8,675
----------------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
----------------------------------------
TMAC 1986-2                                            67              0               0
TMAC 1987-3                                           165              0               0
----------------------------------------------------------------------------------------
Total Residual Interests                                          $5,815          $8,675
========================================================================================

     During the six months ended June 30, 1995, the Company sold its investment in Pru-Bache CMO Trust 7 and Collateralized Mortgage Securities Corp. Series 1988-2 for $760,000 resulting in a gain of $27,000. As described in Note 8, certain nonequity residual interests were sold in July 1995.

Certain characteristics of the Company's residual interests are presented in the following tables:

                              CMO COLLATERAL
-----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted  June 30, 1995      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
-----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
-------------------------
CMOT 28                              Fixed         FNMA            8.50%        $97,873        9.10%        259.4
TMAC 1986-1                          Fixed         FHLMC           9.00%         23,519       10.00%        248.0
TISMAC 1989-1                        Fixed        GNMA I          10.00%         35,786       10.50%        281.9
TMAC 1986-2                          Fixed         FHLMC           9.50%         10,637       10.10%        236.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         26,323        9.80%        240.0

Nonequity Residual Interests
----------------------------
DBLU                                Variable      GNMA I          10.00%         57,694       10.50%        267.0
FNMA 88-22                          Variable       FNMA            9.50%         24,137       10.10%        275.3
PB-4                                Variable      GNMA I          10.00%         39,147       10.50%        272.1
CMSC I                               Fixed         FNMA            9.50%         53,347       10.10%        243.2
FHLMC 21                             Fixed         FHLMC           9.50%        112,458       10.20%        273.8
ML-38                                Fixed         FNMA            9.50%         23,388       10.20%        276.5
OXFORD 3F                            Fixed         FHLMC           8.50%         69,795        9.10%        255.0
FHLMC 25                             Fixed         FHLMC           9.50%         64,177       10.30%        271.8
LFR-9                                Fixed         FNMA            9.50%         16,643       10.20%        275.0
DBLS                                 Fixed         FNMA           10.00%         40,142       10.60%        268.0
BT 88-1                              Fixed         GNMA            9.00%         32,459        9.50%        261.0
RYLAND 62                            Fixed         GNMA           10.00%         29,325       10.50%        269.4
PB-5                                 Fixed         FNMA            9.50%         23,159       10.10%        265.8
=================================================================================================================

                         EQUITY RESIDUAL INTERESTS
-------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  June 30, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
-------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300         21,609          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         77,112          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000        $98,721
-------------------------------------------------------------------------------------------------------------------------
2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         22,351          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750          2,170          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $24,521
-------------------------------------------------------------------------------------------------------------------------
3) TIS Mortgage      Jun 29, 1989   100.000%     $1,302       1-A    $ 10,100        $     0         10.00%   Mar 1, 2016
Acceptance Corp.                                              1-B      29,030          2,039         10.00%   Nov 1, 2017
Series 1989-1                                                 1-C      14,260         14,260         10.00%   Aug 1, 2018
(TISMAC 89-1)                                                 1-D      18,887         18,887         10.00%   Jul 1, 2019
June 29, 1989                                                 1-E      63,590              0         10.00%   Jun 1, 2016
                                                              1-F      63,533              0         10.00%   Jul 1, 2019
                                                                R         600            600  Residual Bond   Jul 1, 2019
                                                                     --------       --------
                                                                     $200,000        $35,786
-------------------------------------------------------------------------------------------------------------------------
4) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $ 7,723     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          2,915    25.11987% -  Mar 20, 2018
                                                                     --------       --------    (2.00959) x  LIBOR
                                                                     $100,000        $10,638
-------------------------------------------------------------------------------------------------------------------------
5) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070        $   944     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765          5,592          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         19,787          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $26,323
-------------------------------------------------------------------------------------------------------------------------
Total                                                                               $195,989
Less Residual Bond                                                                       600
-------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $195,389
=========================================================================================================================

                       NONEQUITY RESIDUAL INTERESTS
                          VARIABLE RATE RESIDUALS
----------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO Bond Data (100% of Issue)
                                                        --------------------------------------------------------------------------
Name of Issuer                                      TIS               Initial  June 30, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond      Bond       Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon       Cap     Maturity
----------------------------------------------------------------------------------------------------------------------------------
1) Drexel            Aug 30, 1988    20.267%     $5,169       U-1    $135,000        $17,550           9.3%            Jun 1, 2017
Burnham                                                       U-2      40,000         40,000            10%            Sep 1, 2018
Lambert CMO                                                  U-3F      87,500              0     LIBOR+.95%    14.25%  Sep 1, 2018
Trust Series U                                              U-4AV      10,000              0    Zero Coupon            Jun 1, 2015
(DBLU)                                                      U-5AV      27,500              0    Zero Coupon            Sep 1, 2018
Aug 30, 1988                                                  U-6         750            144  Residual Bond            Sep 1, 2018
                                                                     --------        -------
                                                                     $300,750        $57,694
----------------------------------------------------------------------------------------------------------------------------------
2) FNMA Series       Aug 30, 1988    40.000%    $10,387      22-A    $146,140        $17,637     COFI+1.25%    13.00%  Aug 25,2018
1988-22                                                      22-B      53,820          6,495    Zero Coupon            Aug 25,2018
(FNMA 88-22)                                                 22-R          40              5  Residual Bond            Aug 25,2018
                                                                     --------        -------
Aug 30, 1988                                                         $200,000        $24,137
----------------------------------------------------------------------------------------------------------------------------------
3) Prue Bache        Aug 29, 1988    33.571%    $10,523       4-A    $160,440        $29,933     COFI+1.25%    13.00%  Sep 1, 2018
CMO Trust 4                                                   4-B      49,420          9,220    Zero Coupon            Sep 1, 2018
(PB-4)                                                          R         140             27  Residual Bond            Sep 1, 2018
                                                                     --------        -------
Aug 29, 1988                                                         $210,000        $39,180
==================================================================================================================================

                           FIXED RATE RESIDUALS
-------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  June 30, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
-------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000        $     0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         23,101          9.45%   May 1, 2013
Securities Corp.         Subtotal    -------     ------    I-3(Z)      15,000         32,415          9.45%   Feb 1, 2017
                                     88.000%     $8,642              --------        -------
Series I (CMSC I)                                                    $500,000        $55,516
Jan 28, 1987
-------------------------------------------------------------------------------------------------------------------------
2) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A $   140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750        112,447          9.50%  Jan 15, 2020
                                                                R         100             11  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $112,458
-------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
-------------------------------------------------------------------------------------------------------------------------
3) Merrill Lynch      Jan 6, 1989   100.000%     $1,306         A   $  51,810        $     0          9.05%  Oct 27, 2012
Series 38                                                       B      36,200              0          9.45%  Dec 27, 2016
(ML-38)                                                         C       7,400          6,938          9.45%  Aug 27, 2017
Nov 30, 1988                                                    D      16,400         16,400          9.45%  Nov 27, 2018
                                                                E      31,610              0          9.10%  Mar 27, 2016
                                                                F      18,580              0          9.15%  Sep 27, 2017
                                                                G      38,000              0          9.40%  Nov 27, 2018
                                                                H          50             50  Residual Bond  Nov 27, 2018
                                                                     --------        -------
                                                                     $200,050        $23,388
-------------------------------------------------------------------------------------------------------------------------
4) Oxford            Feb 29, 1989   100.000%     $1,382       F-1   $  51,600        $     0          7.19%  Nov 20, 2001
CMO Trust III                                                 F-2     112,000              0          7.98%  Oct 20, 2010
Series F                                                      F-3      15,000              0          8.32%  Jul 20, 2011
(OXFORD 3F)                                                   F-4      83,500              0          8.45%  Oct 20, 2014
May 28, 1987                                                  F-5      90,000         21,813          8.45%  May 20, 2017
                                                              F-6      48,000         48,000          8.45%  Jun 20, 2018
                                                                     --------       --------
                                                                     $400,100        $69,813
-------------------------------------------------------------------------------------------------------------------------
5) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923        $     0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         20,224          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             13  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000        $64,177
-------------------------------------------------------------------------------------------------------------------------
6) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A   $  11,000        $     0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         10,530    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          6,086    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $16,766
-------------------------------------------------------------------------------------------------------------------------
7) Drexel Burnham    Apr 16, 1991    33.328%     $2,424       S-1   $  96,500        $     0          8.50%   Apr 1, 2011
Lambert                                                       S-2      75,000         40,732          9.00%   Aug 1, 2018
Series S                                                      S-3      68,500              0          9.00%   Feb 1, 2014
(DBLS)                                                     S-4(Z)      10,000              0          9.50%   Aug 1, 2018
June 30, 1988                                                 S-5         625            102  Residual Bond   Aug 1, 2018
                                                                     --------        -------
                                                                     $250,625        $40,834
-------------------------------------------------------------------------------------------------------------------------
8) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722        $     0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         16,316          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         17,647          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $33,963
-------------------------------------------------------------------------------------------------------------------------

                     FIXED RATE RESIDUALS (Continued)
-------------------------------------------------------------------------------------------------------------------------
9) Ryland            May 29, 1991    42.000%     $3,039      62-A   $  58,355        $19,801          8.85%   May 1, 2018
Acceptance                                                   62-B      31,365              0          9.00%   Jul 1, 2009
Corp 4                                                       62-C       6,000              0          8.85%   Dec 1, 2009
Series 62                                                    62-D      12,880              0          7.50%   Feb 1, 2011
(RYLAND 62)                                                  62-E      32,000              0          9.05%   Nov 1, 2012
Jan 28, 1988                                                 62-F       9,400          9,491          8.00%   Mar 1, 2018
                                                             62-R         200             32  Residual Bond   Mar 1, 2018
                                                                     --------        -------
                                                                     $150,200        $29,324
-------------------------------------------------------------------------------------------------------------------------
10) Prue Bache      Sept 29, 1988   100.000%    $16,112       5-A   $  30,130        $     0          9.00%   Aug 1, 2005
CMO Trust 5                                                   5-B      45,830              0     LIBOR+0.5%   Oct 1, 2012
(PB-5)                                                        5-C      21,250              0          7.05%   Oct 1, 2014
Sept 29, 1988                                                 5-D      28,640              0          7.75%   Nov 1, 2016
                                                              5-E      34,229         23,167          8.25%   Oct 1, 2018
                                                              5-F       6,181              0    Zero Coupon   Oct 1, 2018
                                                              5-G       6,980              0    Zero Coupon   Oct 1, 2018
                                                              5-H      26,026              0    LIBOR+1.00%   Oct 1, 2018
                                                                R         800              0  Residual Bond   Oct 1, 2018
                                                                     --------        -------
                                                                     $200,066        $23,167
=========================================================================================================================

                         Note 5 - IO and PO Bonds

          IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds.

                         INTEREST ONLY (IO) BONDS
                         ------------------------
                              (In thousands)

                                                            Book Value
                                                    --------------------------
Name and Issuer                           Purchase      June 30,  December 31,
and Series                                   Price          1995          1994
------------------------------------------------------------------------------
FNMA SMBS Trust 7 Class 2 IO                $9,541        $1,799        $2,564
Pru Home Mtg Corp Series 1992-7              4,776           942         1,350
Sears Mtg Sec Corp Series 1992-6             2,611           444           651
Bear Stearns Mtg Sec Series 1992-1           2,720           270           363
FNMA SMBS Trust 4 Class 2 IO                 2,909           490           738
FNMA Series 1992-123 Class S                 8,203         2,042         2,221
FHLMC Series 1993-1483 Class SA              3,071         1,274         1,407
FHLMC-G Series 24 Class SK                     998           467           500
------------------------------------------------------------------------------
                                                          $7,728        $9,794
==============================================================================

     The Company currently holds no PO Bonds nor does it have commitments to purchase additional IO or PO Bonds. As described in Note 8, certain IO Bonds were sold in July 1995. Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
-------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  June 30, 1995     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
-------------------------------------------------------------------------------------------------------------
1) FNMA SMBS         Feb 21, 1992      $4,576        FNMA       8.500%         $7,124       9.17%       248.0
Trust 7              Mar 16, 1992       4,965
Class 2 IO                             ------
April 1, 1987                          $9,541
-------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5548%        $64,908       8.80%       312.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
-------------------------------------------------------------------------------------------------------------
3) Sears             Mar 30, 1992      $2,611         NON      0.0183%        $74,799      8.396%       309.0
Mortgage                                           AGENCY
Securities
Corporation
Series 1992-6
March 25, 1992
-------------------------------------------------------------------------------------------------------------
4) Bear Stearns      May 28, 1992      $2,720         NON      0.4424%         $8,248       9.54%       249.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
-------------------------------------------------------------------------------------------------------------
5) FNMA SMBS        June 18, 1992      $2,909        FNMA       9.500%         $1,941      10.09%       244.0
Trust 4
Class 2 IO
March 2, 1987
-------------------------------------------------------------------------------------------------------------
6) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $5,536       8.95%       314.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
-------------------------------------------------------------------------------------------------------------
7) FHLMC             Mar 30, 1993      $3,071       FHLMC      22.000%         $5,400       8.53%       319.0
Series 1993-1483
Class S A
March 30, 1993
-------------------------------------------------------------------------------------------------------------
8) FHLMC-G           Nov 30, 1993        $998        GNMA     8.0 %  -        $10,000       7.52%       333.0
Series 24                                                        LIBOR
Class S K
October 12, 1993
=============================================================================================================

Note 6 - Operating Real Estate Assets and Notes Payable on Real Estate

     During the six months ended June 30, 1995, the Company acquired two multifamily housing properties in California's Central Valley. The purchase price of these properties was $10,305,000 and existing secured debt totaling $8,089,000 was assumed. The debt has a variable interest rate which, at June 30, 1995, averaged 7.408%. Required monthly payments of principal and interest total $58,620. At June 30, 1995 the carrying value of operating real estate assets in thousands consisted of:

            Land                                       $ 1,401
            Buildings and Improvements                   9,589
            Personal Property                              306
            Deposits for Real Estate Purchases             596
            Other Real Estate Assets                       355
                                                       -------
                 Total                                  12,247
            Less Accumulated Depreciation               (1,210)
                                                       -------
                 Net                                   $11,037
                                                       =======

Note 7 - Short-Term Debt

     Short-term debt is due within 360 days after the end of the quarter. At June 30, 1995 the Company owed $6,808,000 under one repurchase agreement. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at June 30, 1995 was 6.92%. The debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $12,800,000.

Note 8 - Subsequent Events

     On July 19, 1995 the Company purchased a 120 unit multifamily condominium apartment complex in Fresno, California and also purchased approximately 9.75 acres of adjoining land which is zoned and platted for future development as part of that complex. The aggregate purchase price was $9,000,000 for the apartments and $1,000,000 for the land. The assets were acquired for cash, subject to the assumption of a first mortgage loan of approximately $6,086,000. In connection with this transaction, the Company sold certain of its nonequity residual interests and IO Bonds for $6,850,000. The amortized cost of these investments on the date of sale was approximately $8,600,000 resulting in a loss of $1,750,000 which will be recognized in the 3rd quarter of 1995. At June 30, 1995, the carrying value of these investments was $8,292,000 with an unrealized loss of $372,000 reflected in shareholders' equity. In addition, $3,410,000 of short-term debt was repaid.

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

                           RESULTS OF OPERATIONS

     The Company had net income of $190,000, or $0.03 per share, and $553,000, or $0.07 per share, for the quarter and six months ended June 30, 1995, respectively. This compares to net income of $979,000, or $0.12 per share, and $1,672,000, or $0.21 per share, respectively, for the quarter and six months ended June 30, 1994. The Company did not pay a dividend in the first quarter of either year.

     Because of the decline in the 30-year home mortgage rate from from 9.2% at January 1, 1995 to 7.5% at June 30, 1995, the value of the company's portfolio of available-for-sale investments declined during the first six months of 1995 as a result of these unfavorable changes in interest rates and increased prepayment speeds resulting in a charge to equity of $2,809,000. However, these investments continue to earn at an interest rate above the risk-free rate so that no permanent impairment of value was required to be recognized.

     During the six months ended June 30, 1995 the Company sold its ownership in two of its Residual Interests - Prudential Bache CMO Trust 7 and Collateralized Mortgage Securities Corp. Series 1988-2. These sales were for a total of $748,000 and generated a gain of $26,600. Also during the quarter the Company acquired two multifamily housing properties in California's Central Valley for $10,305,000. The Company assumed debt of $8,089,000 in conjunction with these acquisitions. Subsequent to the end of the period, the Company acquired an additional multifamily apartment complex together with adjoining buildable land for $10,000,000. In this transaction, the Company assumed a first mortgage loan of approximately $6,086,000.

     The Manager oversees the operations of the Company pursuant to a management agreement. For the quarter ended June 30, 1995, the Company incurred management fees of $42,671 and Residual Interest Administration Fees of $21,500. This compares to management fees of $21,764 and Residual Interest Administrative Fees of $25,000 for the second quarter of 1994.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage-related assets.

     The Company currently has agreements with an investment banking firm to borrow funds under repurchase agreements. At June 30, 1995 the Company had borrowings outstanding under these agreements totaling $6,808,000. This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $12,800,000. The Company other borrowings are notes payable secured by multifamily housing properties as described in note 6.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings
          -----------------
               Not Applicable

ITEM 2.   Changes in Securities
          ---------------------
               Not Applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
               Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Registrant's Annual Meeting of Stockholders was held on June 7,
          1995.

          With respect to the election of two directors to serve for three years, 6,472,469 shares were voted in favor of each nominee, and the votes of 494,946 shares were withheld.

          Registrant's 1995 Stock Option Plan was approved by vote of 5,960,487 shares in favor and 838,811 against, with 123,117 abstaining.

          The appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 31, 1995 was approved by vote of 6,890,531 shares in favor, 42,000 shares against, and 34,884 shares abstaining.

          A motion to adjourn the meeting until July 28, 1995 to allow additional votes to be received on a proposal to approve possible compensation of Registrant's manager, TIS Financial Services, Inc., in the form of stock, was approved by vote of 1,954,274 shares in favor, 1,046,471 shares against, with 103,487 shares abstaining and 3,863,183 shares cast as broker non-votes. (The Board of Directors of Registrant subsequently withdrew this proposal from consideration by Registrant's stockholders.)

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

Date:  August 11, 1995                  By:  /s/ Lorraine O. Legg
      -----------------                    -------------------------------
                                           Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:  August 11, 1995                  By:  /s/ John E. Castello
      -----------------                    -------------------------------
                                           John E. Castello, Executive Vice
                                           President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)