Form 10-Q
period 1995-09-30
TIS MORTGAGE INVESTMENT CO
filed 1995-11-14
CIK 833088

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 1995

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

 Class of Common Stock         Outstanding at November 10, 1995
 ---------------------           ---------------------------
    $.001 Par Value                    8,105,880 Shares

                      TIS MORTGAGE INVESTMENT COMPANY

                                   Index


                      Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                      Page Number

     Condensed Consolidated Statements of Income
          Three months and nine months ended
           September 30, 1995 and 1994                               3

     Condensed Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994                   4

     Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1995 and 1994              5

     Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   14


                        Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                           15

Part I.  Financial Information

Item 1.  Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
               (Amounts in Thousands except Per Share Data)

                                                         Three Months Ended        Nine Months Ended
                                                            September 30             September 30
                                                       ----------------------   ----------------------
                                                             1995        1994          1995        1994
 ------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest
  Mortgage Certificates, net                               $3,615      $4,222       $11,182     $14,332
  Short-term Investments                                       43          37            93          97
  Residual Interests                                           25       1,148         1,515       2,563
  Interest Only (IO) Bonds                                    145         598           935       1,724
  Commercial Securitizations                                   34          25            89          25
Valuation Reserve Reduction                                   158        (200)         381        (200)
Gain (Loss) on Sales of Investments                        (1,267)          0       (1,241)          0
Other                                                           0          47             0          47
                                                       ----------  ----------    ----------  ----------
     Income from Mortgage Related Assets                    2,753       5,877        12,954      18,588
                                                       ----------  ----------    ----------  ----------

REAL ESTATE OPERATIONS
Rental and Other Income                                       631                     1,396
Operating and Maintenance Expenses                           (270)                    (523)
Depreciation and Amortization                                (150)                    (345)
Interest on Real Estate Notes Payable                        (254)                    (537)
Property Taxes                                                (61)                    (117)
                                                       ----------                ----------
     Loss from Real Estate Operations                        (104)                    (126)
                                                       ----------                ----------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
  Interest                                                  3,686       4,702        12,093      14,523
  Administration Fees                                          34          35           118         120
  Deferred Bond Issuance Costs                                 93         117           228         268
Short-term Debt                                                82         144           360         371
                                                       ----------  ----------    ----------  ----------
     Total Interest and CMO Related Expenses                3,895       4,998        12,799      15,282
                                                       ----------   ----------  ----------   ----------

OTHER EXPENSES
Management and Residual Interest Administration Fees           50          59           165         166
General and Administrative                                    323         326           930         974
                                                       ----------  ----------    ----------  ----------
     Total Other Expenses                                     373         385         1,095       1,140
                                                       ----------  ----------    ----------  ----------
Net Income (Loss)                                         ($1,619)       $494      ($1,066)     $2,166
                                                       ==========  ==========    ==========  ==========
 ------------------------------------------------------------------------------------------------------
Net Income (loss) per Share Outstanding                    ($0.20)      $0.06       ($0.13)      $0.27

Dividends Declared per Share                                $0.00       $0.02         $0.00      $0.02

Weighted Average Shares Outstanding                         8,106       8,106         8,106       8,106
 ------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)

                                                         Sept. 30,   December 31,
                                                              1995           1994
 --------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Mortgage Related Assets
  Mortgage Certificates, net                              $147,513      $163,817
  Residual Interests                                           709         8,675
  Interest Only (IO) Bonds                                   4,384         9,794
  Commercial Securitizations                                   197         1,194
  Reserve for Loss on Investments                           (4,436)       (4,818)
                                                       -----------   -----------
     Total Real Estate Investments                         148,367       178,662
                                                       -----------   -----------

Operating Real Estate Assets                                21,340           395
                                                       -----------   -----------

Other Assets
  Cash and Cash Equivalents                                    158         1,718
  Restricted Cash                                            2,662         2,920
  Accrued Interest and Accounts Receivable                   3,157         2,658
  Deferred Bond Issuance Costs                               2,089         2,317
  Other Assets                                                  84           287
                                                       -----------   -----------
     Total Other Assets                                      8,150         9,900
                                                       -----------   -----------

     Total Assets                                         $177,857      $188,957
                                                       ===========   ===========
 --------------------------------------------------------------------------------
LIABILITIES
Collateralized Mortgage Obligations, net                  $145,727      $161,894
Payable to Affiliate                                             0            30
Accounts Payable and Accrued Liabilities                       376           252
Accrued Interest Payable                                     2,136         2,363
Notes Payable on Real Estate                                14,084             0
Short-term Debt                                              2,982         8,325
                                                       -----------   -----------
     Total Liabilities                                     165,305       172,864
                                                       -----------   -----------
SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 shares authorized; 8,105,880
  shares issued and outstanding                                  8             8
Additional Paid-in Capital                                  74,696        74,696
Unrealized Loss on Investments                              (3,186)         (711)
Retained Deficit                                           (58,966)      (57,900)
                                                       -----------   -----------
     Total Shareholders' Equity                             12,552        16,093
                                                       -----------   -----------
     Total Liabilities and Shareholders' Equity           $177,857      $188,957
                                                       ===========   ===========
 --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Amounts in Thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                      --------------------------
                                                                             1995          1994
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                         ($1,066)       $2,166
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided by (Used in) Operating Activities:
   Depreciation and Amortization of Operating Real Estate Assets              345             0
   Other Depreciation and Amortization                                      1,219           384
   Valuation Reserve Provision                                                382           200
   Gain on Sales of Investments                                            (1,241)            0
   Proceeds from Sales of Investments                                       8,904             0
   Decrease (Increase) in Accrued Interest and Accounts Receivable           (499)        5,383
   Decrease (Increase) in Prepaid Expenses                                    198          (114)
   Decrease in Payable to Affiliate                                           (30)            0
   Decrease in Accounts Payable and Accrued Liabilities                       124            52
   Decrease in Accrued Interest Payable                                      (227)       (1,237)
                                                                      -----------   -----------
     Net Cash Provided by Operating Activities                              8,109         6,834
                                                                      -----------   -----------
 -----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                (5,343)       (2,878)
Increase in Notes Payable on Real Estate                                   14,084             0
Principal Payments on CMO's                                               (17,567)     (100,058)
                                                                      -----------   -----------
     Net Cash Used in Financing Activities                                 (8,826)     (102,936)
                                                                      -----------   -----------
 -----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease in Restricted Cash                                               258        14,941
Increase in Real Estate Assets                                            (21,268)            0
Investment in Commercial Securitizations                                        0          (982)
Principal Reduction in Mortgage Certificates                               16,719        80,824
Principal Reduction in Residual Interests                                   1,191           504
Principal Reduction in IO Bonds                                             2,159         2,125
Principal Reduction in Commercial Securitizations                              98            23
                                                                      -----------   -----------
     Net Cash Provided (Used in) by Investment Activities                    (843)       97,435
                                                                      -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents                       (1,560)        1,333
Cash and Cash Equivalents at Beginning of Period                            1,718           680
                                                                      -----------   -----------
Cash and Cash Equivalents at End of Period                                   $158        $2,013
                                                                      ===========   ===========
 -----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company and its wholly-owned subsidiary and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the December 31, 1994 consolidated financial statements and notes thereto.

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

     Net Income (Loss) Per Share - Net income per share is based upon the weighted average number of shares of Common Stock outstanding.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the September 30, 1995 presentation. Such reclassifications do not affect net income as reported.

Note 3 - Mortgage Certificates

     Information is presented in the table below as of September 30, 1995 and December 31, 1994 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 5 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
---------------------
(In thousands)
September 30, 1995
                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
---------------------------------------------------------------------------------------------
CMOT 28                             $93,974                  $97,234                  $92,362
TMAC 1986-1                          22,428                   23,297                   22,449
TISMAC 1989-1                        33,388                   36,434                   32,702
---------------------------------------------------------------------------------------------
                                   $149,790                 $156,965                 $147,513
=============================================================================================
December 31, 1994
CMOT 28                            $103,378                 $101,472                 $101,604
TMAC 1986-1                          25,496                   24,998                   24,206
TISMAC 1989-1                        38,805                   40,781                   38,007
---------------------------------------------------------------------------------------------
                                   $167,679                 $167,251                 $163,817
=============================================================================================

Note 4 - Residual Interests

     Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
----------------------------
(In thousands)
                                                                     Book Value
                                                            ----------------------------
                                                  Purchase  September 30,   December 31,
Residual Series                                      Price           1995           1994
----------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
DBLU                                              $ 5,169          $   0         $   65
FNMA 88-22                                         10,387              0          1,753
PB-4                                               10,523              0          2,593
CMSC I                                              8,642            104            104
PB-7                                                3,994              0            487
FHLMC 21                                            5,361              5              6
ML-38                                               1,306              0            478
OXFORD 3F                                           1,382              0              0
FHLMC 25                                            4,934              6              6
LFR-9                                               2,589            159            187
DBLS                                                2,424              0            482
BT 88-1                                             1,537            435            382
RYLAND 62                                           3,039              0            573
CMSC 88-2                                           2,554              0            525
PB-5                                               16,112              0          1,034
----------------------------------------------------------------------------------------
                                                                     709          8,675
----------------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
----------------------------------------
TMAC 1986-2                                            67              0               0
TMAC 1987-3                                           165               0             0
----------------------------------------------------------------------------------------
Total Residual Interests                                            $709          $8,675
========================================================================================

     During the nine months ended September 30, 1995, the Company sold certain of its nonequity residual interests as follows (in thousands):

Residual Series                                Sales Price     Book Value    Gain (Loss)
----------------------------------------------------------------------------------------
Pru-Bache CMO Trust 7                               $ 342        $   343        ($   1)
CMSC 1988-2                                           395            375             20
Pru-Bache CMO Trust 5                                 775          1,161          (386)
Ryland Acceptance 62                                  325            458          (133)
Drexel Burnham Series U                                50             57            (7)
Drexel Burnham Series S                               300            305            (5)
Pru-Bache CMO Trust 4                               1,335          1,992          (657)
FNMA Series 1988-22                                   925          1,089          (164)
Merrill Lynch 38                                      500            499              1
Oxford Trust III                                      300            (1)            301
----------------------------------------------------------------------------------------
     Total                                         $5,247         $6,278        ($1,031)
========================================================================================

Certain characteristics of the Company's residual interests are presented in the following tables:

                              CMO COLLATERAL
-----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted  Sept. 30,1995      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
-----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
-------------------------
CMOT 28                              Fixed         FNMA            8.50%        $93,947        9.10%        256.4
TMAC 1986-1                          Fixed         FHLMC           9.00%         22,428       10.00%        245.0
TISMAC 1989-1                        Fixed        GNMA I          10.00%         33,388       10.50%        279.9
TMAC 1986-2                          Fixed         FHLMC           9.50%         10,412       10.10%        233.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         24,795        9.80%        237.0

Nonequity Residual Interests
----------------------------
CMSC I                               Fixed         FNMA            9.50%         50,666       10.10%        240.2
FHLMC 21                             Fixed         FHLMC           9.50%        107,381       10.20%        270.8
FHLMC 25                             Fixed         FHLMC           9.50%         67,149       10.30%        252.8
LFR-9                                Fixed         FNMA            9.50%         61,177       10.20%        272.0
BT 88-1                              Fixed         GNMA            9.00%         15,675        9.50%        258.0
=================================================================================================================

                         EQUITY RESIDUAL INTERESTS
-------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Sept. 30,1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
-------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300         16,471          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         78,741          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000        $95,212
-------------------------------------------------------------------------------------------------------------------------
2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         21,349          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750          2,170          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $23,519
-------------------------------------------------------------------------------------------------------------------------
3) TIS Mortgage      Jun 29, 1989   100.000%     $1,302       1-A    $ 10,100        $     0         10.00%   Mar 1, 2016
Acceptance Corp.                                              1-B      29,030              0         10.00%   Nov 1, 2017
Series 1989-1                                                 1-C      14,260         13,900         10.00%   Aug 1, 2018
(TISMAC 89-1)                                                 1-D      18,887         18,887         10.00%   Jul 1, 2019
June 29, 1989                                                 1-E      63,590              0         10.00%   Jun 1, 2016
                                                              1-F      63,533              0         10.00%   Jul 1, 2019
                                                                R         600            600  Residual Bond   Jul 1, 2019
                                                                     --------       --------
                                                                     $200,000        $33,387
-------------------------------------------------------------------------------------------------------------------------
4) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $ 7,559     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          2,853    25.11987% -  Mar 20, 2018
                                                                     --------       --------    (2.00959) x  LIBOR
                                                                     $100,000        $10,412
-------------------------------------------------------------------------------------------------------------------------
5) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070        $   659     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765          3,904          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         20,232          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $24,795
-------------------------------------------------------------------------------------------------------------------------
Total                                                                               $187,325
Less Residual Bond                                                                       600
-------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $186,725
=========================================================================================================================

                       NONEQUITY RESIDUAL INTERESTS
                           FIXED RATE RESIDUALS
-------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Sept. 30,1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
-------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000        $     0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         20,187          9.45%   May 1, 2013
Securities Corp.                     -------     ------    I-3(Z)      15,000         33,180          9.45%   Feb 1, 2017
Series I (CMSC I)        Subtotal    88.000%     $8,642              --------        -------
Jan 28, 1987                                                         $500,000        $53,367
-------------------------------------------------------------------------------------------------------------------------
2) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A $   140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750        107,370          9.50%  Jan 15, 2020
                                                                R         100             11  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $107,381
-------------------------------------------------------------------------------------------------------------------------
3) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923        $     0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         17,224          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             12  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000        $61,176
-------------------------------------------------------------------------------------------------------------------------
4) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A   $  11,000        $     0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         10,530    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          5,387    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $16,067
-------------------------------------------------------------------------------------------------------------------------
5) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722        $     0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         15,818          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         16,641          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $32,459
=========================================================================================================================

Note 5 - IO and PO Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds.
Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)
                                                            Book Value
                                                    --------------------------
Name and Issuer                           Purchase     Sept. 30,  December 31,
and Series                                   Price          1995          1994
------------------------------------------------------------------------------
FNMA SMBS Trust 7 Class 2 IO                $9,541            $0        $2,564
Pru Home Mtg Corp Series 1992-7              4,776           961         1,350
Sears Mtg Sec Corp Series 1992-6             2,611             0           651
Bear Stearns Mtg Sec Series 1992-1           2,720           250           363
FNMA SMBS Trust 4 Class 2 IO                 2,909             0           738
FNMA Series 1992-123 Class S                 8,203         1,965         2,221
FHLMC Series 1993-1483 Class SA              3,071         1,208         1,407
FHLMC-G Series 24 Class SK                     998             0           500
------------------------------------------------------------------------------
                                                          $4,384        $9,794
==============================================================================

     During the nine months ended September 30,1995, the Company sold certain of its interest only bonds as follows (in thousands):

Name and Issuer and Series                     Sales Price     Book Value    Gain (Loss)
----------------------------------------------------------------------------------------
Sears Mtg Sec Corp Series 1992-6                   $  200         $  411         $ (211)
FNMA SMBS Trust 7 Class 2 IO                          475          1,366           (891)
FNMA SMBS Trust 4 Class 2 IO                        1,709            418          1,291
FHLMC-G Series 24 Class SK                            256            773           (517)
----------------------------------------------------------------------------------------
     Total                                         $2,640         $2,968         $ (328)
========================================================================================

Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
-------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  Sept. 30,1995     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
-------------------------------------------------------------------------------------------------------------
1) Prudential        Mar 27, 1992      $4,776         NON      0.5570%        $62,940       8.80%       308.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
-------------------------------------------------------------------------------------------------------------
2) Bear Stearns      May 28, 1992      $2,720         NON      0.4424%         $7,604       9.52%       241.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
-------------------------------------------------------------------------------------------------------------
3) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $5,328       8.95%       311.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
-------------------------------------------------------------------------------------------------------------
4) FHLMC             Mar 30, 1993      $3,071       FHLMC       22.00%         $5,208       8.53%       315.0
Series 1993-1483
Class S A
March 30, 1993
=============================================================================================================

Note 6 - Commercial Securitizations
     Presented below is a schedule of the commercial securitizations owned by the Company:

(In thousands)                                              Book Value
                                                    --------------------------
                                          Purchase     Sept. 30,  December 31,
Issuer and Series                            Price          1995          1994
------------------------------------------------------------------------------
CS First Boston 1994-CFB1                     $975          $  0        $  944
Prudential Securities Series 1993-6            250           197           250
------------------------------------------------------------------------------
     Total                                                  $197        $1,194
==============================================================================

     During the nine months ended September 30, 1995, the CS First Boston bond was sold for $1,017,216 and a gain of $117,898.

Note 7 - Operating Real Estate Assets and Notes Payable on Real Estate

     During the nine months ended September 30, 1995, the Company acquired three multifamily housing properties in California's Central Valley. The purchase price of these properties was $20,479,000 and existing secured debt totaling $14,084,000 was assumed. The debt has a variable interest rates which, at September 30, 1995, averaged 8.738%. Required monthly payments of principal and interest total $107,422. At September 30, 1995 the carrying value of operating real estate assets in thousands consisted of:

            Land                                       $ 3,930
            Buildings and Improvements                  17,016
            Personal Property                              407
            Deposits for Real Estate Purchases             788
            Other Real Estate Assets                       538
                                                       -------
                 Total                                  22,679
            Less Accumulated Depreciation               (1,339)
                                                       -------
                 Net                                   $21,340
                                                       =======

Note 8 - Short-Term Debt

     Short-term debt is due within 360 days after the end of the quarter. At September 30, 1995 the Company owed $2,892,000 under one repurchase agreement. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at September 30, 1995 was 7.375%. The debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $4,762,000.

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

     In 1995 the Company changed its investment focus from investments in Residual Interests of CMOs and other mortgage-related assets to multifamily real estate. As a result, it sold a number of its nonequity residual interests, interest only bonds and a commercial securitization in order to fund the purchase of multifamily real estate projects.

     The Company's net income from Residual Interests of CMOs and other mortgage-related assets is sensitive to changes in mortgage prepayments and interest rates. The Company attempts to reduce the prepayment and interest rate risks by purchasing mortgage-related assets which have characteristics and yields that complement the characteristics and yields of existing assets. The Company's net income from multifamily real estate is sensitive to local real estate market conditions, cost of maintenance of its properties and interest rates on its secured debt.

                           RESULTS OF OPERATIONS

     The Company had a net loss of $1,619,000, or $0.20 per share, and $1,066,000, or $0.13 per share, for the quarter and nine months ended September 30, 1995, respectively. This compares to net income of $494,000, or $0.06 per share, and $2,166,000, or $0.27 per share, respectively, for the quarter and nine months ended September 30, 1994. The Company did not pay a dividend in the nine months ended September 30, 1995, but declared a dividend of $0.02 per share in the nine months ended September 30, 1994.

     Interest from mortgage certificates is a declining amount based on the principal amount outstanding, which has been declining due to scheduled amortizations and prepayments of the underlying mortgage loans. Interest expense on CMOs also declines from year to year in proportion to the declining principal amount outstanding. Therefore, the net interest margin (interest from mortgage certificates less interest on CMOs) remained essentially constant between the two years.
     Income from Residual Interests and Interest Only bonds declined sharply in the three and nine months ended September 30, 1995 as compared to the prior year because of the sale in July 1995 of a significant portion of the portfolio of these investments. As a result of these sales, the Company incurred a loss of $1,267,000 in the three months ended September 30, 1995 and $1,241,000 in the nine month period. This loss for the nine months ended September 30, 1995 (in thousands) was composed of:

Investment                               Selling Price    Carrying Value     Gain (Loss)
----------------------------------------------------------------------------------------
Residual Interests                           $  5,247          $  6,278        $ (1,031)
Interest Only Bonds                             2,640             2,968            (328)
Commercial Securitizations                      1,017               899             118
----------------------------------------------------------------------------------------
     Total                                     $8,904           $10,145        $ (1,241)
========================================================================================

The sale of these investments took place in order to fund the purchase of multifamily real estate projects. The losses were incurred because of an increase in mortgage interest rates between June 30, 1995 and the dates of sale.

     Real estate operations showed small losses in the quarter and nine months ended September 30, 1995 although cash flow (income from real estate operations plus depreciation and amortization) was positive.

     The Manager oversees the operations of the Company pursuant to a management agreement. For the quarter ended September 30, 1995, the Company incurred management fees of $28,134 and Residual Interest Administration Fees of $21,500. This compares to management fees of $31,795 and Residual Interest Administrative Fees of $25,000 for the third quarter of 1994.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage-related assets.

     The Company currently has agreements with an investment banking firm to borrow funds under repurchase agreements. At September 30, 1995 the Company had borrowings outstanding under these agreements totaling $2,982,000. This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $4,762,000. The Company other borrowings are notes payable secured by multifamily housing properties as described in note 7.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
               The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TIS MORTGAGE INVESTMENT COMPANY

Date:  November 10, 1995                BY:  /s/ Lorraine O. Legg
      -----------------                    -------------------------------
                                           Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:  November 10, 1995                BY:  /s/ John E. Castello
      -----------------                    -------------------------------
                                           John E. Castello, Executive Vice
                                           President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)