Form 10-K
period 1995-12-31
TIS MORTGAGE INVESTMENT CO
filed 1996-04-01
CIK 833088

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


[X]    Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended:  December 31, 1995
                                    OR
[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file number:  1-10004

                      TIS Mortgage Investment Company
          (Exact name of registrant as specified in its charter)

                Maryland                          94-3067889
        (State of incorporation)     (I.R.S. Employer Identification No.)

    655 Montgomery Street, Suite 800
       San Francisco, California                    94111
(Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:  (415) 393-8000

        Securities registered pursuant to Section 12(b) of the Act:

          Title of each class     Name of each exchange on which registered
          -------------------     -----------------------------------------
             Common Stock,                 New York Stock Exchange
       par value $.001 per share            Pacific Stock Exchange
                      ------------------------------
    Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X      No
                                                     -----       -----

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    Yes         No   X
                                    -----     -----

On March 14, 1996, there were 8,105,880 shares of Common Stock outstanding and the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on that date of the shares on the
New   York   Stock  Exchange  as  reported  on  the  Composite  Tape)   was
approximately $10,132,000.

                    Documents Incorporated by Reference

Part III of this Form 10-K is incorporated by reference to the Registrant's 1996 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

                      TIS MORTGAGE INVESTMENT COMPANY
                          INDEX TO ANNUAL REPORT
                               ON FORM 10-K

PART I                                                               Page

Item 1:   Business                                                      3
Item 2:   Properties                                                   17
Item 3:   Legal Proceedings                                            17
Item 4:   Submission of Matters to a Vote of Security Holders          17

PART II

Item 5:   Market for the Registrant's Common Equity and
            Related Shareholder Matters                                18
Item 6:   Selected Financial Data                                      20
Item 7:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        21
Item 8:   Financial Statements and Supplementary Data                  27
Item 9:   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                        27

PART III

Item 10:  Information about Directors and Executive Officers
            of the Registrant                                          27
Item 11:  Executive Compensation                                       27
Item 12:  Security Ownership of Certain Beneficial Owners
            and Management                                             27
Item 13:  Certain Relationship and Related Transactions                27

PART IV

Item 14:  Exhibits, Financial Statements and Reports on Form 8-K       28

                                  PART I

Item 1.  Business.

                               Introduction

General

     TIS Mortgage Investment Company, a Maryland corporation (the "Company" or the "Registrant" which, unless otherwise indicated refers to the Company, its interests in certain real estate partnerships, and its subsidiary, TIS Mortgage Acceptance Corporation, a Delaware corporation ("TISMAC"), was incorporated on May 11, 1988. In 1995 the Company sold the residual interest certificate and optional redemption rights related to the trust representing its economic interest in TISMAC with the result that the accounts of that company are no longer included in the consolidated financial statements at December 31, 1995. The Company has retained its legal ownership of TISMAC. Until 1994 the Company sought to generate income for distribution to its stockholders primarily through acquisition of Structured Securities (as hereinafter defined) and direct fee ownership of real estate. "Structured Securities" include (i) residual interests ("Residual Interests"), principal only bonds ("PO Bonds") and interest only bonds ("IO Bonds") in collateralized mortgage obligations ("CMOs"), which entitle the Company to certain cash flows from collateral pledged to secure such securities; (ii) "Mortgage Certificates", which include securities collateralized by or representing equity interests in mortgage loans secured by first liens on single family residences, multiple family residences or commercial real estate ("Mortgage Loans"); (iii) CMOs; and
(iv) "Commercial Securitizations", which include debt obligations which are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate, accounts and other collateral. Beginning in 1994 the Company changed its investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. Accordingly, during 1995 the Company sold a majority of its investments in Structured Securities and acquired a portfolio of four income-producing residential real estate properties. As the Company continues to dispose of its Structured Securities, the Company expects that increasing portions of its assets and revenues will be related to its investments in multifamily real estate.

     The Company may experience losses on its remaining Structured Securities during periods of high prepayment rates on mortgages, as previously experienced in 1992 and 1993. Monthly cash flows on the Company's Structured Securities are comprised of both interest income and a partial return of principal.

     The Company's investment policy is controlled by its Board of Directors (the "Board of Directors"). The By-Laws of the Company require that a majority of the members of the Board of Directors must be persons who (i) are not "Affiliates" of TIS Financial Services, Inc., a Delaware corporation (the "Manager"), as that term is defined in the By-Laws, or Affiliates of persons who are Affiliates of the Manager and (ii) are not employed by, or receiving any compensation (except for serving as a director) from, the Company ("Unaffiliated Directors").

     The Company has entered into an agreement (the "Management Agreement") with the Manager to manage the Company's day-to-day operations, subject to the supervision of the Board of Directors. The Manager will continue to identify real estate for possible acquisition by the Company, advise the Company with respect to various aspects of its business and administer the Company's day-to-day operations, including cash flow management. For additional information concerning the management of the Company, see "Management of Operations - The Management Agreement" below.

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

     Because taxable income may exceed cash flow from certain Mortgage Assets in the early years after such an asset is created, the Company may realize taxable income in excess of its net cash flow in a taxable year. Since the Company must distribute substantially all of its net taxable income annually in order to maintain its status as a REIT, the Company might, in such circumstances, have to borrow funds to enable it to make such distributions. In evaluating Structured Securities for purchase, the Company considers the effect of any excess of taxable income over projected cash receipts of net cash flows. For the fiscal year ended December 31, 1995, the Company's taxable income did not exceed the cash flows from Structured Securities.

Primary Business Activity

     The Company has determined to make a substantial portion of its future investments in multifamily residential properties. The acquisition strategy of the Company is to identify communities with an expanding employment base and demographics which will continue to provide economic growth. After identifying communities with a strong potential economic growth, the Company attempts to seek out those areas within a chosen community which are most likely to be positively affected by the economic growth of the community. Finally, the property sought for purchase within a given area is chosen because it is considered to be among the highest quality properties in that area and can be purchased below replacement cost. Management believes that this strategy will allow income from each of the properties to rise before the properties encounter significant competition from new construction. Real property acquisitions will be opportunistic and will occur from time to time only when sufficient liquid assets are available, and when the potential for appreciation in value together with current cash flow yield is expected to provide a total return better than or equal to the Company's existing Structured Securities.

     On December 29, 1994 the Company entered into a definitive agreement to acquire four multifamily housing properties in California's Central Valley. These properties consist of 539 units together with 9.75 acres of unimproved land slated for development of an additional 126 units. The properties were purchased in a series of closings occurring between mid-January and mid-November 1995. The aggregate purchase price for the properties was $29,305,000, including existing debt to be assumed by the Company.

     The Company has, in prior years, primarily invested in the Residual Interests of single-family CMOs, which are a series of fixed rate or variable rate bonds with a wide range of maturities. CMOs are typically issued in series, which generally consist of serially maturing classes ratably secured by a single pool of Mortgage Instruments. Generally, principal payments received on the mortgage instruments securing a series of CMOs, including prepayments on such mortgage instruments, are applied to principal payments on one or more classes of the CMOs of such series on each principal payment date for such CMOs. Scheduled payments of principal and interest on the collateral securing a series of CMOs are intended to be sufficient to make timely payments of interest on such CMOs and to retire each class of such CMO by its stated maturity.

          In most CMOs, there are excess cash flows after bond payments and administrative expenses. The excess cash flows, called residuals, arise primarily from the difference between the interest received from the mortgage obligations and the interest paid on the bonds. These CMO residuals have been the primary focus of the Company. However, the Company has invested in other parts of the CMO such as PO Bonds, IO Bonds and inverse IO Bonds. Single-family CMOs are collateralized by residential mortgages, most often in the form of mortgage-backed securities or certificates, and the bond interest and principal payments, as well as administrative costs, are covered by the interest and principal payments of the underlying mortgages. The mortgage collateral underlying the single-family CMOs in the Company's portfolio of Residual Interests, PO Bonds and some of the IO Bonds are mortgage-backed certificates issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Some of the IO Bonds are backed by single-family loans which are not included in mortgage-backed certificates issued by these agencies.

     Monthly cash flows on the Company's Mortgage Assets have two components: income from the investment and a partial return of investment principal. The investment income forms the basis for payment of expenses and any dividends paid to shareholders. In most cases cash flows and income tend to be higher in early periods of ownership and lower in the later periods. The principal which is repaid to reduce debt or to acquire new assets. The rate of return on such new assets may be lower than the rate of return on the repaid assets.

Risk Factors

     Ownership of the Company's Common Stock is subject to certain risks. The Company's earnings from its acquisitions of multifamily residential properties will depend upon maintaining rental income that exceeds the Company's interest and other costs. Rental income, in turn, will depend upon the rental market, rates of occupancy and defaults by tenants. Long-term profits will depend upon an appreciation in the value of the properties. The ability of the Company to generate income from the cash flows relating to Structured Securities, or to minimize losses, depends, in large part, upon whether the Company is able to respond to fluctuations in market interest rates, and utilize appropriate strategies.

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

     The income from Residual Interests in CMOs which include one or more bond classes which bear interest based on specified margins in relation to either the London Interbank Offered Rate for Eurodollars on U.S. dollar deposits ("LIBOR") and income on Inverse IO Bonds which bear an interest rate which is inversely related to LIBOR, may fluctuate widely depending upon changes in the LIBOR rates, which affect the amount of interest payable on such LIBOR bonds and on Inverse IO Bonds. In general, income on these Residual Interests and Inverse IO Bonds will decrease when LIBOR rates increase, and will increase when LIBOR rates decrease. Income on these Residual Interests and Inverse IO Bonds will also be affected by the relationship between changes in these rates and prepayments on mortgages. Under certain extended high interest rate periods or in the event of extremely high prepayment rates on mortgages, the return on a Residual Interest, on an IO Bond or on an Inverse IO Bond could be zero or negative and may require the Company to effect significant reductions in the carrying value of these assets. Such reductions are recorded as operating losses in the year in which the reduction is taken.

     The Company has purchased Residual Interests, IO Bonds and PO Bonds of CMOs only if the Structured Securities relating to such CMOs were rated in one of the two highest categories by a nationally recognized rating agency. Certain Residual Interests, IO and PO Bonds themselves are rated. The risks of ownership of such assets, however, are substantially the same as those associated with ownership of unrated Residual Interests, IO and PO Bonds because the rating would not address the possibility that the Company might have a lower than anticipated yield or, in the case of Residual Interests and IO Bonds, fail to recover its initial investment.

     A substantial portion of the Company's assets directly or indirectly consists of mortgage instruments pledged to secure debt securities and, accordingly, would not be available to stockholders in the event of liquidation of the Company.

     There are varying degrees of risk incident to the ownership of real estate. There are many factors which can impact upon the performance of real estate including economic events or governmental regulations which are out of the control of the Company, all of which can impact upon real estate assets whose values are supporting the Mortgage Loans.

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

Acquisition and Disposition of Structured Securities

     The Company is not in the business of trading its Structured Securities. However, from time to time the Company may dispose of them. During 1993 the Company reinvested $4,069,000 in inverse IO bonds and $340,000 in equity residuals. In 1994 the Company purchased two Commercial Securitizations for $1,232,000. In 1995 the Company sold a majority of its Structured Securities with a carrying value at date of sale of $13,102,000 and reinvested the proceeds in operating real estate. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 14 below, "Exhibits, Financial Statements and Reports on Form 8-K" for details on assets acquired.

     On May 31, 1990, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus for a uniform method of accounting for Residual Interests in CMOs (Issue 89-4). The consensus, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company. As of December 31, 1993 the Company adopted the accounting method for impairment of mortgage-backed derivative investments prescribed by Statement of Financial Accounting Standards No. 115 and presented its 1993 and later financial statements in accordance therewith. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 14 below, "Exhibits, Financial Statements and Reports on Form 8-K" for information as to the effect of adoption of this change in accounting method.

Fair Value of Residual Interests and IO Bonds

     In General - Substantially all revenue to the Company is currently derived from the cash flows on the Company's Residual Interests and IO Bonds. In future years, it is anticipated that most of the taxable income of the Company will be derived from its operating real estate assets. The fair value of Residual Interests and IO Bonds is the net present value of the projected future cash flows. The amount of cash flows that may be generated from these assets is uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the underlying mortgage collateral and, for Residual Interests with variable rate Bond Classes and IO Bonds with variable interest rates, changes in LIBOR The following information sets forth assumptions used to calculate the projected cash flows on the Company's Nonequity Residual Interests and IO Bonds, and the resulting net present value of these assets, at December 31, 1995 based on various assumptions and discount factors.

     Assumptions - For purposes of the presentations on the following tables, the Nonequity Residual Interests are shown as a group. IO Bonds have been separated into two groups: IO Bonds with a fixed interest rate and Inverse IO Bonds. For purposes of projecting future cash flows, the Company has used the following one-month LIBOR rates:

                         INTEREST RATE ASSUMPTIONS
                         -------------------------
                                          Interest Rates (%)
                     ------------------------------------------------------------
                         Case I     Case II     Case III*     Case IV      Case V
                         ------     -------     ---------     -------      ------
One Month LIBOR          4.0625      4.0625        5.5625      5.5625      7.0625

*  One-month LIBOR on December 31, 1995.

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

     The prepayment assumptions used in Case III to estimate the fair value of the Company's Nonequity Residual Interests and IO Bonds are the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 29, 1995. Bloomberg has obtained this information from sources it believes to be reliable but has not verified such information and assumes no responsibility for the accuracy of such information. The prepayment assumptions used in Case I reflect a decline in short-term interest rates accompanied by a decline in mortgage loan interest rates. The prepayment assumptions used in Case II (which also are used in Case III) reflect a decline in short-term rates not accompanied by a decline in mortgage loan interest rates. The prepayment assumptions used in Case IV (which also are used in Case V) reflect an increase in mortgage loan interest rates not accompanied by an increase in short-term interest rates. The prepayment assumptions used in Case V reflect an increase in short-term interest rates accompanied by an increase in mortgage loan interest rates. The table below shows the prepayment assumptions used to project cash flows in order to calculate the present value of the Company's Nonequity Residual Interests and IO Bonds:

                          PREPAYMENT ASSUMPTIONS
                          ----------------------
                                       Percent of the Prepayment Assumption (%)
Mortgage         Pass Through         ------------------------------------------------
Collateral         Rate (%)        Case I    Case II   Case III*    Case IV     Case V
- ----------       ------------      ------    -------   ---------    -------     ------
GNMA                       9.0        252        279         279        159        159
Certificates              10.0        300        306         306        252        252

FNMA/FHLMC                 8.5        334        295         295        183        183
Certificates               9.0        338        311         311        261        261
                           9.5        323        322         322        279        279
                          10.0        330        334         334        295        295

* Bloomberg Financial Markets Dealer Prepayment Estimates Average as of December 29, 1995.

     Neither the interest rates nor the prepayment assumptions used herein purports to be a historical description of interest rates or prepayment experiences or a prediction of future interest rates or prepayments of any pool of mortgage loans.  The fair value of these assets can vary dramatically depending on future interest rates, prepayment speeds and the discount factor used.

     Present Value of Projected Cash Flows - The tables which follow set forth the present value at December 31, 1995 of the projected cash flows discounted at the indicated discounted rates subject to the assumptions described above. For example, if cash flows are projected using the assumptions in Case III and Nonequity Residuals Interests in CMOs with fixed rate Bond Classes are discounted at 14%, the present value of the projected cash flows of the Company's Nonequity Residual Interests would equal approximately $725,000. This is the Company's estimate of the fair value of these assets. In addition, if cash flows on the Company's regular IO Bonds are discounted at 14% and the cash flows on its Inverse IO Bonds are discounted at 30%, the present value of the projected cash flows on the IO Bonds would equal $3,150,000. The book value is the Company's estimate of the fair value of these IO Bonds. There will be differences between the projected cash flows used to calculate the present value of these assets and the actual cash flows received by the Company, and such differences may be material.

               PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
               ---------------------------------------------
                              (In thousands)

                     Nonequity Residual Interest in CMOs
 Discount                with Fixed Rate Bond Classes
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    10            841        843         844        847        848
    12            774        778         780        770        771
    14            717        723         725        706        708
    16            668        676         677        653        654
    18            626        634         636        608        609

                   PRESENT VALUE OF INTEREST ONLY BONDS
                   ------------------------------------
                              (In thousands)

 Discount                Regular Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    10          1,156      1,161       1,161      1,597      1,597
    12          1,093      1,097       1,097      1,480      1,480
    14          1,036      1,039       1,039      1,379      1,379
    16            984        988         988      1,290      1,290
    18            938        941         941      1,211      1,211

 Discount                Inverse Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    22          2,985      3,780       2,570      2,655      1,406
    26          2,750      3,411       2,319      2,388      1,264
    30          2,549      3,106       2,111      2,169      1,148
    34          2,375      2,851       1,939      1,987      1,052
    38          2,223      2,634       1,791      1,832        970
- ------------------------------------------------------------------

Capital Resources

     When feasible the Company may seek to increase the amount of funds available for its activities through various types of debt financing. The Company may seek to obtain lines of credit from independent financial institutions. The Company may also seek to raise funds through agreements pursuant to which the Company would sell Structured Securities for cash and simultaneously agree to repurchase them at a specified date for the same amount of cash plus an interest component ("Reverse Repurchase Agreements"), and through the issuance of commercial paper and other debt securities, other forms of borrowings and the issuance of additional equity securities. Short-term indebtedness would be expected to bear interest at variable rates. There can be no assurance that the Company will be able to finance assets that it wishes to acquire.

     In connection with the 1995 acquisition of four multifamily housing projects in California's Central Valley, the Company incurred mortgage obligations totaling $20,490,000 secured by such properties. Any other indebtedness incurred by the Company may be secured by the assets of the Company, including its Structured Securities.

     As of December 31, 1994 the Company's borrowings were solely under a repurchase agreement with Bear, Stearns & Co. and had been reduced to $8,325,000. The debt is collateralized by some of the Company's Residual Interests and IO Bonds. The weighted average interest rate on such borrowings at December 31, 1994 was 6.9776%. At December 31, 1995 the Company's short-term borrowings had been reduced to $2,117,500 under repurchase agreements with Bear Stearns & Co. and Paine Webber. These borrowings had a weighted average interest rate of 7.4335%

     The Company's By-Laws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, the Company's aggregate indebtedness (other than liability represented by Structured Securities and any loans between the Company and its trusts or corporate subsidiaries), secured and unsecured, would exceed 100% of the Company's average invested assets in the preceding calendar quarter, as calculated in accordance with generally accepted accounting principles, unless approved by a majority of the Unaffiliated Directors.

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

     On December 5, 1991 the Board of Directors approved a Dividend Reinvestment and Share Purchase Plan which became effective on January 2, 1992. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital would be increased. During 1992, 5,780 shares were issued under the Plan resulting in an increase to capital of $39,000. No new shares were issued under the Plan thereafter as all required shares were purchased in the open market.

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

Formation of Subsidiary

     On October 21, 1988 TISMAC was incorporated for the purpose of issuing CMOs directly. TISMAC is a wholly-owned subsidiary of the Company. On
June 29, 1989, TISMAC issued $199,400,000 original aggregate principal amount of its Collateralized Mortgage Obligations, Series 1989-1, Classes A-
F. All of the Bond Classes in the CMO have 10% bond coupons and mature serially from March 2016 through July 1, 2019. The bonds are secured by $200,000,000 of GNMA I collateral with a stated pass through rate of 10%. The assets of TISMAC are not available to pay creditors of the Company.
The Company has undertaken to indemnify certain parties who have contracted with TISMAC against certain losses which they might sustain in carrying out their obligations. In November 1995 the Company sold the residual interest certificate and optional redemption rights related to the trust representing its economic interest in TISMAC, with the result that the accounts of TISMAC are no longer included in the consolidated financial statements of the Company at December 31, 1995.

Competition

     The Company's multifamily real estate properties face the normal competitive pressure of most urban rental real estate projects. However, the real property acquisitions have been and will continue to be opportunistic and will occur from time to time only when sufficient liquid assets are available, and when the potential for appreciation in value together with current cash flow yield is expected to provide a total return equal to the Company's Structures Securities.

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

                         Management of Operations

The Management Agreement

     The Company has entered into a Management Agreement with the Manager which is renewable annually. In June 1995 the Board of Directors of the Company and the Manager entered into a new Management Agreement through June 30, 1996. In March 1995 the Board of Directors had authorized a committee composed of four Unaffiliated Directors to consider proposed revisions to the Management Agreement in light of the Company's acquisition of multifamily residential properties and recent waivers by the Unaffiliated Directors of the requirement in the Management Agreement that the Manager reimburse the Company for Excess Expenses (as defined below; see "Expenses"). As a result, the Management Agreement approved in June 1995 increased the base management fee from .375% per annum of average invested assets to .65% thereof, changed the incentive compensation, eliminated an expense reimbursement provision, and discontinued the payment of a Residual Interest Administration Fee. These changes in the management fee became effective October 1, 1995. However, the Manager has voluntarily waived the increase in base management fee for the fourth quarter of 1995 and first quarter of 1996.

     Under the Management Agreement, the Manager, in accordance with criteria established by the Company's Board of Directors, including a majority of the Unaffiliated Directors, arranges for the acquisition, management and financing of real estate, monitors the performance of the Company's assets and provides certain administrative and overall managerial services necessary for the operation of the Company. Through September 30, 1995, the Manager was entitled to receive (i) a base management fee, payable quarterly, in an amount equal to 3/8 of 1% per annum of the Company's Average Invested Assets and (ii) incentive compensation, payable quarterly, in an amount equal to 25% of the amount by which the Company's annualized Return on Equity for the quarter exceeds the Ten Year U.S. Treasury Rate for the quarter plus one percentage point. Effective October 1, 1995, the base management fee was increased to .65% per annum of the Company's Average Invested Assets and incentive compensation for any calendar year will be an amount equal to 10% of the amount by which the total return for the year exceeds 12%.

     In order to compensate the Manager for certain administrative functions that the Manager has performed with respect to each Residual Interest projected to have cash flows in excess of $40,000 in the following year purchased by the Company for which neither the Manager nor an Affiliate acted as bond administrator, the Company paid the Manager a fee equal to $10,000 for each year or fraction thereof that the Company holds such Residual Interest. Effective October 1, 1995, this Residual Interest Administration fee was discontinued.

Expenses

     The Company reimburses the Manager for certain expenses incurred by the Manager on the Company's behalf, including rent, telephone, utilities, office furniture, equipment and machinery, computers, and computer services, as well as expenses relating to accounting, bookkeeping and related administrative functions (including the employment expenses of any persons performing these functions), and fees and expenses of agents and employees employed directly by the Company or by the Manager at the Company's expense. The Company also reimburses the Manager for its costs in providing off-side operating, management and supervisory services with respect to multifamily properties and other real estate up to 5% of gross rents received by the Company from such properties.

     Unless waived by the Unaffiliated Directors, the Management Agreement required prior to October 1, 1995 that the Manager reimburse the Company, up to the amount of the base management fee, to the extent that certain of such expenses exceed the greater of 2% of the Average Invested Assets of the Company or 25% of the Company's Net Income for the year ("Excess Expenses"). The Company experienced Excess Expenses in 1993, 1994 and 1995, and the Unaffiliated Directors waived the reimbursements that would otherwise have been required by the Management Agreement. Under the renewed Management Agreement, the Manager is no longer required to reimburse the Company for Excess Expenses.

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

     If the Company participates in programs operated by the Manager for the pricing and acquisition of Mortgage Loans, the Company will pay the Manager fees in an amount which shall be determined by a majority of the Unaffiliated Directors.

     The Board of Directors has adopted a policy that, unless the Company is self-administered, (I) prior to entering into, renewing or extending any management or administrative agreement (including the Management Agreement), competitive bids from three or more persons will be secured and
(ii) prior to entering into, renewing or extending any management or administrative agreement with any person who, directly or indirectly, beneficially owns or controls 5% or more of the Common Stock, such agreement will be submitted for approval by a majority of the Company's disinterested stockholders. In light of this policy, the Board is examining its current management arrangements and intends to comply with this policy.

                       Federal Income Tax Considerations

General

     If the Company satisfies certain tests with respect to the nature of its income, assets, management, share ownership and the amount of its distributions, and elects to be so treated, it will qualify as a real estate investment trust ("REIT") for federal income tax purposes. The Company satisfied such tests and elected to be treated as a REIT on its tax return for the year ended December 31, 1988. The Company has satisfied such tests in all subsequent years and intends to satisfy these tests in future years. As a REIT, the Company generally will not be subject to tax at the corporate level on its net income to the extent that it distributes cash in the amount of such net income to its stockholders. See "Taxation of the Company." Generally, those distributions will constitute dividends to the stockholders and will be taxable as ordinary income to the extent of the Company's earnings and profits. It is expected that distributions made by the Company will be made out of earnings and profits.

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

Sources of Income

     The Company must satisfy three separate income tests for each taxable year with respect to which it intends to qualify as a REIT: (i) the 75% income test, (ii) the 95% income test, and (iii) the 30% income test.
Under the first test, at least 75% of the Company's gross income for the taxable year must be derived from certain qualifying real estate related sources. Income that qualifies under the 75% test includes (a) interest on obligations secured by mortgages on real property or on interests in real property (including, generally, income from regular and residual interests in REMICs), (b) rents from real property, (c) dividends from other REITs,
(d) gain from the sale or other disposition of real property (including interests in real property and interests in mortgages on real property) that is not "dealer property" (i.e. property that is stock in trade, inventory, or property held primarily for sale to customers in the ordinary course of business), (e) income from the operation, and gain from the sale, of property acquired at or in lieu of a foreclosure of a mortgage ("foreclosure property") , (f) commitment fees related to mortgage loans, and (g) income attributable to the temporary investment of the Company's capital proceeds (excluding amounts received pursuant to a dividend reinvestment program) in stock or debt instruments, if such income is received or accrued during the one-year period beginning on the date of receipt of the capital proceeds ("qualified temporary investment income").

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

     The Company anticipates that its gross income will continue to consist principally of interest and gains on Mortgage Assets and income from short-term reinvestments although, in future years, it is anticipated that gross income of the Company will consist principally of rents from its real estate assets. The composition and sources of the Company's income allowed the Company to satisfy the income tests for all fiscal years through December 31, 1995 and should allow the Company to satisfy the income tests during each year of its existence. If, however, the Company causes issuances of interests in real estate mortgage investment conduits ("REMICs") or issuances of certificates representing certain equity interests in mortgage instruments (such as pass-through certificates), the Company could recognize income or gain that, if excessive, could result in the Company's failure to meet the 30% income test or, if from transactions in which the Company is deemed to be a dealer, could be subject to the 100% tax on prohibited transactions. See "Taxation of the Company" below. This effectively limits both the Company's ability to issue REMIC securities directly or through wholly owned subsidiaries and its ability to issue such securities indirectly through issuance of funding notes to affiliated issuers. See "Issuance of Structured Securities - CMOs." Further, certain short-term reinvestments may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test, and certain hedging transactions could give rise to income that, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy the 30% income test. In addition, income from Structured Securities which do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made (e.g.
CMOs) may not qualify under the 75% income test. The Company intends to monitor its reinvestments and hedging transactions closely to avoid disqualification as a REIT.

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

     REITs are permitted to hold assets in wholly owned subsidiaries ("Qualified REIT Subsidiaries"). A subsidiary of a REIT is a Qualified REIT Subsidiary if 100% of its stock is owned by the REIT at all times during the period such subsidiary is in existence. A Qualified REIT Subsidiary is not treated as a separate corporate entity for federal income tax purposes, but rather, together with its parent REIT, is treated as a single taxpayer. Accordingly, all of the assets, liabilities and items of income, deduction and credit of a Qualified REIT Subsidiary are treated as the assets, liabilities, and items of income, deduction and credit of the parent REIT for federal income tax purposes and, in particular, for purposes of satisfying the applicable Code provisions for qualification as a REIT. The Company's wholly owned subsidiary, TISMAC, is a Qualified REIT Subsidiaries.

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

Item 2.  Properties.

     The Company's operating real estate assets consist of four multifamily apartment complexes located in California's Central Valley. All of these properties were acquired in 1995. In two cases, the properties were purchased outright and in two cases the Company purchased operating real estate partnerships. It is anticipated that the two partnership will be liquidated into the Company in 1996 upon obtaining appropriate refinancing of existing debt. Information regarding these properties is shown in the table below:

                                                                    Villa       Four Creeks
                                   Shady Lane     River Oaks     San Marcos       Village
- --------------------------------------------------------------------------------------------
Location                            Visalia, CA    Hanford, CA     Fresno, CA    Visalia, CA
Date of Construction                       1985           1984           1991      1986-1991

Purchase Price                       $2,105,000     $8,200,000    $9,000,000*     $9,000,000
Purchase Price per Square Foot           $40.44         $41.59         $62.44         $48.27

Debt Assumed                         $1,416,000     $6,673,000     $6,086,000     $4,500,000
Debt Acquired                                 0              0              0      1,815,000

Number of Units                              54            219            120            146
Rentable Square Feet                     52,056        197,186        144,140        186,439
Average Monthly Rent per Unit              $490           $502           $805           $711
Monthly Rent per Square Foot              $0.51          $0.56          $0.67          $0.56

Improved Land Area                   2.77 acres    11.57 acres     9.77 acres    13.34 acres
Unimproved Land Area                                               9.75 acres

Occupancy at December 31, 1995              92%            96%            98%            96%

*  In addition to acquiring the currently existing building, the Company purchased the adjoining 9.75 acres of unimproved land for $1,000,000.  An additional 126 rentable units are expected to be constructed on this parcel.  At the time of purchase, all requisite entitlements were in place.

     The principal executive offices of the Company and the Manager are located at 655 Montgomery Street, Suite 800, San Francisco, California 94111, telephone (415) 393-8000. The offices are leased for a period of one year, ending on February 28, 1997, by the Manager of the Company. The Manager is reimbursed by the Company for a portion of the rent based on the percentage of space used by personnel who provide accounting and administration services to the Company.

Item 3.  Legal Proceedings.

     At March 15, 1996, there were no material pending legal proceedings (within the meaning of the Form 10-K instructions) to which the Company or its subsidiary is a party or to which any of their respective property was subject.

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

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters.

     The Company's Common Stock is listed on both the New York Stock Exchange and the Pacific Stock Exchange under the symbol "TIS." The high and low closing sales prices of shares of the Common Stock on the New York Stock Exchange for the periods indicated were as follows:

                                                    High        Low
                                                    ----        ----
1994
 First Quarter                                       2-1/8     1-1/2
 Second Quarter                                      2-1/4     1-1/2
 Third Quarter                                       2-1/4     1-3/4
 Fourth Quarter                                      2-1/8     1-5/8
1995
 First Quarter                                       2-3/8     1-3/4
 Second Quarter                                      2-1/4     1-7/8
 Third Quarter                                       2-1/2     1-3/4
 Fourth Quarter                                      2-1/8     1-3/8
1996
 First Quarter (through March 14, 1996)              1-3/4     1-1/8

____________________

     On March 14, 1996, the closing sales price of the shares of Common Stock on the New York Stock Exchange was $1.25. On that date the Company had outstanding 8,105,880 shares of Common Stock which were held by approximately 845 stockholders of record and the total number of beneficial shareholders was approximately 6,000.

     In order to maintain its qualification as a REIT under the Code for any taxable year, the Company, among other things, must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT taxable income (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code less (iii) any excess non-cash income (as determined under the Code). The Company intends that the cash dividends paid each year to its stockholders will equal or exceed the Company's taxable income generated from operations. The following table details the dividends declared and/or paid for the Company's three most recent fiscal years.

- ----------------------------------------------------------------------------------------
Applicable                        Date    Amount              Record             Payable
Quarter                       Declared  Declared                Date                Date
- ----------------------------------------------------------------------------------------
March 31, 1993           March 2, 1993     $0.05      March 31, 1993      April 15, 1993
June 30, 1993             June 8, 1993     $0.05       June 30, 1993       July 15, 1993
September 30, 1993     August 31, 1993     $0.05  September 30, 1993    October 15, 1993
December 31, 1993   September 15, 1993     $0.05   December 15, 1993   December 31, 1993
December 31, 1994    September 7, 1994     $0.02   December 15, 1994   December 30, 1994
- ----------------------------------------------------------------------------------------

     The actual amount and timing of future dividend payments will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code. During 1995 no dividends were declared by the Company.

     Subject to the distribution requirements to maintain REIT qualification, the Company intends, to the extent practicable, to utilize substantially all of the principal from repayments, sales and refinancings of the Company's Structured Securities to reduce debt or to acquire new assets. The Company may, however, under extraordinary circumstances, make a distribution of principal. Such distributions, if any, will be made at the discretion of the Company's Board of Directors.

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

     Substantially all of the REIT Taxable Income of the Company has been derived from the Company's Structured Securities although, in future years, it is anticipated that increasing portions of the taxable income of the Company will be derived from its operating real estate assets. Taxable income is increased by non-cash credits from, among other things, the accretion of market discount on the Mortgage Certificates pledged as collateral for bonds and is decreased by non-cash expenses, including, among other things, the amortization of the issuance costs of bonds, market premium on the Mortgage Certificates pledged as collateral for bonds and the accretion of original issue discount on certain bond classes of bonds. In certain instances, the REIT Taxable Income of the Company for federal income tax purposes may differ from its net income for financial reporting purposes principally as a result of the different methods used to determine the effect and timing of recognition of such non-cash credits and expenses.

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

Item 6.  Selected Financial Data

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing in sections of this Annual Report on Form 10-K. The data as of December 31, 1995, 1994 and 1993 and for the years ended December 31, 1995, 1994 and 1993 have been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)
- -------------------------------------------------------------------------------------------------------
                                                              Years Ended December 31,
                                             ----------------------------------------------------------
                                                   1995       1994        1993        1992        1991
                                             ----------------------------------------------------------
Statement of Operations Data
Income
 Interest Income on Mortgage Certificates       $13,735     $18,298    $36,873     $54,337     $64,307
 Interest Income on Residual Interests            1,483       3,650        186       2,001      10,248
 Income from PO Bonds                                 0           0          0         107          15
 Income from IO Bonds                             1,128       2,208      1,997       1,983           0
 Income from Commercial
   Securitizations                                   89          51          0           0           0
 Interest on Short-term Investments                 115         126        179         400         539
 Gain (Loss) on Sales of
       Mortgage Related Assets                   (2,385)          0          0       1,391           0
 Valuation Reserve Reduction (Provision)            541        (398)         0           0           0
 Loss from Real Estate Operations                  (289)          0          0           0           0
 Other Income                                        30          60         89         123         154
 Total Income                                    14,447      23,995     39,324      60,342      75,263
Expenses
 Interest Expense on CMOs                        14,749      18,987     38,323      52,747      61,909
 Interest Expense on Short-term Debt                429         509        568         781         284
 Write-downs of Mortgage Assets                       0           0     12,388      25,047           0
 Amortization of Deferred Bond
   Issuance Costs                                   276         351      1,857       1,638         741
 Administrative and
   Management Expenses                            1,572       1,611      1,920       1,624       2,949
 Total Expenses                                  17,026      21,458     55,056      81,837      65,883

Minority Interest                                     0           0        172         108       (215)

Income (Loss) Before Cumulative Effect
 of Change in Accounting for Real
 Estate Investments                              (2,579)      2,537    (15,560)    (21,387)      9,165

Cumulative Effect of Change in
 Accounting for Real Estate Investments               0           0     (9,879)          0           0

Net Income (Loss)                               ($2,579)     $2,537   ($25,439)   ($21,387)     $9,165

Net Income (Loss) per Share
 Before Cumulative Effect of Change in
  Accounting for Real Estate Investments         ($0.32)      $0.31     ($1.92)     ($2.64)      $1.13
 Cumulative Effect of Change in
  Accounting for Real Estate Investments           0.00        0.00      (1.22)       0.00        0.00

Net Income (Loss)                                ($0.32)      $0.31     ($3.14)     ($2.64)      $1.13
Dividends Declared per Share                      $0.00       $0.02       $0.20      $0.61       $1.34
Weighted Average Shares Outstanding               8,106       8,106       8,106      8,103       8,100

- -------------------------------------------------------------------------------------------------------

Selected Financial Data (Continued)

 (In thousands)                                                December 31
                                        ----------------------------------------------------------
                                             1995        1994        1993        1992        1991
                                        ----------------------------------------------------------
Balance Sheet Data
 Mortgage Certificates, net              $109,752    $163,817    $250,015    $460,438    $643,176
 Residual Interests                           725       8,675      11,919      22,648      59,646
 PO Bonds                                       0           0           0           0       4,796
 IO Bonds                                   3,150       9,794      12,212      26,614           0
 Commercial Securitizations                   191       1,194           0           0           0
 Reserve for Loss on Investments           (4,277)     (4,818)     (3,852)          0           0
 Operating Real Estate Assets              29,384         395           0           0           0
 Total Assets                             145,247     188,957     300,190     545,645     735,835
 Total Liabilities                        133,266     172,864     284,410     502,881     666,628
 Minority Interest                              0           0           0       1,275       1,428
 Total Shareholders' Equity                11,981      16,093      15,780      41,489      67,779

- --------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company commenced operations on August 26, 1988 in connection with its initial public offering of 8,100,000 shares of Common Stock.

Investment Activities

     In 1994 the Company announced that it was changing its investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. As a result, during 1995 the Company sold a majority of its investments in Structured Securities and acquired a portfolio of four income-producing residential real estate properties. In the future, the Company expects that increasing portions of its assets and operating income (loss) will be related to investments in multifamily real estate. Sales of investments in 1995 generated $10,751,000 of proceeds, essentially all of which was reinvested in multifamily properties. Net losses related to these sales totaled $2,385,000. The total cost of such properties was $29,305,000 which was partially offset by the assumption of existing secured debt and new debt totaling $20,490,000. Additionally, short-term debt was reduced by $6,207,000 to $2,118,000 at the end of 1995.

     During 1994 the Company reinvested $1,232,000 in Commercial Securitizations and reduced its short-term borrowings by $3,420,000. In addition, the Company incurred costs of $395,000 related to the 1995 purchase of multifamily residential properties. At December 31, 1994, these costs were included in other assets. During 1993 the Company reinvested $4,069,000 in IO Bonds and $340,000 in Residual Interests and reduced its short-term borrowing by $6,212,000. The funds came from operating activities and the principal returned to the Company from its investments. The following table illustrates the Company's cash receipts, disbursements and reinvestments for the last four years.

CASH FLOW ANALYSIS
(In thousands)                              1995        1994        1993         1992
- --------------------------------------------------------------------------------------
Beginning Cash Balance                    $1,718       $ 680       $ 903     $ 1,902
Cash Received:
 Mortgage Related Assets                   6,412      10,926      16,111      20,949
 Short-term Investments                        0           0           0       1,835
 Sale of Mortgage Related Assets          10,751           0           0       6,008
 Increase to Short-term Debt                   0           0           0      10,826
 Increase in Real Estate Notes            20,362           0           0           0
Cash Disbursements:
 Cash Expenses                             (3,348)     (5,074)    (3,687)     (2,566)
 Real Estate Assets                       (29,490)         0           0           0
 Dividends                                     0         (162)    (2,026)     (7,291)
 Reinvestments                                 0       (1,232)    (4,409)    (30,760)
 Decrease to Short-term Debt               (6,207)     (3,420)    (6,212)          0
- --------------------------------------------------------------------------------------
Ending Cash Balance                        $ 198      $1,718       $ 680       $ 903
======================================================================================

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

Accounting Change

     On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities. In accordance with this new Standard, the Company is required to classify its investments in mortgage related assets as either trading investments, available-for-sale investments or held-to-maturity investments. The Company is not in the business of trading its investments in mortgage related assets. However, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore, the Company has classified all its investments in mortgage related assets as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

     SFAS No. 115 became effective for years beginning after December 15, 1993; however an enterprise was permitted to apply this statement effective in the fourth quarter of 1993. Prior years' financial statements were not permitted to be restated. The Company elected to adopt SFAS No. 115 in the fourth quarter of 1993.

     The Company is not in the business of trading its Structured Securities. However, from time to time the Company may sell an asset as part of the Company's ongoing effort to adjust its portfolio composition to reflect changes in economic conditions. As such, the Company does not meet the stringent requirements of SFAS No. 115 related to classifying its real estate investments as held-to-maturity and, therefore, has classified all of its real estate investments as available-for-sale.

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

Results of Operations

     The Company had a net loss of $2,579,000, or $0.32 per share, for the year ended December 31, 1995. For the year ended December 31, 1994 it had net income of $2,537,000, or $0.31 per share. For the year ended December 31, 1993 it had a net loss of $25,439,000, or $3.14 per share. The 1993 loss included $9,879,000, or $1.22 per share, as the cumulative effect of a change in accounting for real estate investments occasioned by the Company's decision to adopt SFAS No. 115 as of its fiscal year ended December 31, 1993. Additionally, the 1993 net loss included write-downs of Structured Securities of $12,388,000. No dividends were declared for 1995. The Company declared dividends totaling $162,000 for 1994, or $0.02 per share as compared with $1,621,000 for 1993, or $0.20 per share. The 1994 dividend of $0.02 per share was declared to minimize the Company's corporate income taxes.

1995 Compared to 1994

     The nature of the Company's operations changed radically in 1995 because of the change in investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. As a result, during 1995 the Company sold a majority of its investments in Structured Securities and acquired a portfolio of four income-producing residential real estate properties. Income from Residual Interests and Interest Only Bonds declined by more than half because these investments were included in the Company's portfolio for only a portion of the year. Sales of these investments resulted in a loss of $2,385,000 although $1,048,000 of this loss had been previously recognized as a reduction of shareholders' equity.

     Net interest margin (interest income from Mortgage Certificates net of interest expense on CMOs) declined in 1995 to a net interest expense of $1,014,000 from net interest expense of $689,000 in 1994 as shown in the following table. The primary cause of the decline was a change in the method of amortization of original issue discount on CMOT 28 to a method that better relates amortization to principal reductions.

(In thousands)                                 1995       1994      Change
                                             ---------  ---------  ---------
Interest Income from Mortgage Certificates     $13,313    $17,518    ($4,205)
Amortization of Market Discount                    522        780       (258)
                                             ---------  ---------  ---------
Net Interest Income                             13,735     18,298     (4,563)
                                             ---------  ---------  ---------

Interest Expense on CMOs                        13,086     17,528     (4,442)
Amortization of Original Issue Discount          1,663      1,459        204
                                             ---------  ---------  ---------
Net Interest Expense                            14,749     18,987     (4,328)
                                             ---------  ---------  ---------

Net Interest Margin                           ($1,014)    ($  689)     ($325)
                                             =========  =========  =========

     Net interest margin continues to be negative because of the retirement of some of the lower coupon bonds leaving primarily bonds which bear an interest rate equal to or close to the mortgage rate.

     The reserve for loss on investments was reduced by $541,000 in 1995 in relation to the decline in the amounts of principal outstanding in the underlying residual series.
     In the first partial year of real estate operations, the Company's income from real estate operations before depreciation and amortization ("Funds from Operations") was $88,000. However, real estate operations after depreciation and amortization showed a loss of $289,000. The first year of real estate operations relates to properties acquired in a series of four closings throughout 1995 and therefore does not constitute a full year of operations. During the year, the Company made some needed improvements to the properties. The Company anticipates improved results from real estate operations in future years as much of the secured real estate debt is expected to be refinanced in 1996 at lower interest rates.

     Interest expense on repurchase agreements decreased from $509,000 in 1994 to $429,000 in 1995. This is the result of a decrease in the average amount of debt outstanding from $10,020,000 in 1994 to $5,676,000 in 1995. However, this reduction was offset by an increase in the weighted average interest rate from 5.08% in 1994 to 7.56% in 1995. Management and residual interest administration fees remained essentially constant in 1995 because of the somewhat increased level of average invested assets related to real estate acquisitions offset by a $10,000 decline in the 1995 residual interest administration fee. In 1995 the Company incurred management fees of $130,000 and residual interest administration fees of $90,000 as compared to fees of $121,000 and $100,000, respectively, in 1994. General and administrative expense declined from $1,229,000 in 1994 to $1,212,000 in 1995 because of overall economies on the part of the Company and the Manager in 1995.

1994 Compared to 1993

     As a result of the accounting change described above which adjusted the carrying value of the Company's Structured Securities to fair value, 1994 operating results were likely to be favorable in most stable interest rate environments. As shown in the Net Interest Income Analysis below, the average yield from residual interests and IO bonds was 35.65% and 18.77%, respectively.

     Net interest margin (interest income from Mortgage Certificates net of interest expense on CMOs) improved to a net interest expense of $689,000 in 1994 from a net interest expense of $1,450,000 in 1993 as shown in the following table.

(In thousands)                                 1994       1993      Change
                                             ---------  ---------  ---------
Interest Income from Mortgage Certificates     $17,518    $33,160  ($15,642)
Amortization of Market Discount                    780      3,713    (2,933)
                                             ---------  ---------  ---------
Net Interest Income                             18,298     36,873   (18,575)
                                             ---------  ---------  ---------

Interest Expense on CMOs                        17,528     33,302   (15,774)
Amortization of Original Issue Discount          1,459      5,021    (3,562)
                                             ---------  ---------  ---------
Net Interest Expense                            18,987     38,323   (19,336)
                                             ---------  ---------  ---------

Net Interest Margin                           ($  689)  ($ 1,450)   $   761
                                             =========  =========  =========

     Net interest margin continues to be negative because of the retirement of some of the lower coupon bonds leaving primarily bonds which bear an interest rate equal to or close to the mortgage rate.

     Interest expense on repurchase agreements decreased from $568,000 in 1993 to $509,000 in 1994. This is the result of a decrease in the average amount of debt outstanding from $15,371,000 in 1993 to $10,020,000 in 1994. However, this reduction was offset by an increase in the weighted average interest rate from 3.70% in 1993 to 5.08% in 1994. Management and residual interest administration fees declined in 1994 because of the lower level of average invested assets which arose from the 1993 write downs of Structured Securities. In 1994 the Company incurred management fees of $121,000 and residual interest administration fees of $100,000 as compared to fees of $179,000 and $110,000, respectively, in 1993. General and administrative expense declined from $1,430,000 in 1993 to $1,229,000 in 1994 because of lower costs of stockholder communications and the capitalization in 1994 of certain consulting fees.

Outlook

     The Company has determined that it will direct its future investments principally to multifamily residential properties. With regard to real estate investments, the acquisition strategy of the Company is to identify communities with an expanding employment base and demographics which will continue to provide economic growth. After identifying communities with a strong potential economic growth, the Company attempts to seek out those areas within a chosen community which are most likely to be positively affected by the economic growth of the community. Finally, the property sought for purchase within a given area is chosen because it is considered to be among the highest quality properties in that area and can be purchased below replacement cost. Management believes that this strategy will allow income from each of the properties to rise before the properties encounter significant competition from new construction.

     On December 29, 1994 the Company entered into a definitive agreement to acquire four multifamily housing properties in California's Central Valley. These properties consist of 539 units together with 9.75 acres of unimproved land slated for development of an additional 126 units. The properties were purchased in a series of closings occurring between mid-January and mid-November, 1995. The aggregate purchase price for the properties was be $29,305,000, including existing debt to be assumed by the Company.

     Prior to 1995, the Company's primary business was the ownership of Structured Securities. Because mortgage interest rates increased in 1994, the high level of prepayments experienced in 1992 and 1993 subsided. If mortgage rates decline sufficiently to cause prepayments to increase, the Company will again have write downs on certain of its single family Structured Securities.

     The Company has generated significant tax loss carryforwards from losses experienced over the last several years. Should the Company's real estate acquisitions be successful, the Company would be in a tax position to have the right, but not the obligation, to continue to use cash flows to rebuild its investment portfolio prior to resuming taxable dividend payments.

Liquidity and Capital Resources

     The Company uses its cash flow to provide working capital to pay its expenses and debt service, acquire other assets and, at the discretion of the Board of Directors, to pay dividends to its shareholders. In 1995 the Company's operations generated cash flow of $1,635,000 as compared to $7,914,000 in 1994 and $4,342,000 in 1993.

     At December 31, 1995 the Company had outstanding short-term borrowings with two investment banking firms under repurchase agreements totaling $2,117,500 at a weighted average interest rate of 7.4335%. All of the borrowing had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. At December 31, 1994 the Company had outstanding borrowings with one investment banking firm under repurchase agreements totaling $8,325,000. The weighted average interest rate of these borrowings at that date was 6.9776%. In addition, at December 31, 1995 the Company had outstanding borrowings secured by multifamily real estate totaling $20,362,000. Approximately 85% of this debt has variable interest rates and 15% is at fixed rates. The weighted average interest rate at December 31, 1995 was 8.494%. The Company intends to refinance approximately $17,000,000 of the notes payable on real estate during 1996 at more favorable terms and rates. At December 31, 1995, the Company had no other borrowings or committed lines of credit.

     Management of the Company believes that the cash flow from operations and availability of repurchase agreements are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including required payment of dividends to its shareholders, which must equal at least 95% of the Company's taxable income in order for the Company to qualify as a REIT.

Net Interest Income Analysis

                                       1995                             1994                             1993
                          ------------------------------   ------------------------------  -------------------------------
                                     Average    Average               Average    Average               Average    Average
(In thousands)            Interest   Balance      Rate     Interest   Balance      Rate     Interest   Balance      Rate
- ---------------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates     $13,735   $147,131     9.34%     $18,298   $194,679     9.40%     $36,873   $361,602    10.20%
 Residual Interests          1,483      4,644    31.93%       3,650     10,239    35.65%         186     16,411     1.13%
 Interest Only Bonds         1,128      6,781    16.64%       2,208     11,762    18.77%       1,997     21,078     9.47%
 Other                         204      4,060     5.02%         177      9,840     1.80%         179     16,372     1.09%
- ---------------------------------------------------------------------------------------------------------------------------
 Interest Income            16,550    162,616    10.18%      24,333    226,520    10.74%      39,235    415,463     9.44%

Interest Expense
 Collateralized Mortgage
  Obligations               14,749    145,017    10.17%      18,987    199,572     9.51%      38,323    376,933    10.17%
 Short-term Debt               429      5,676     7.56%         509     10,020     5.08%         568     15,371     3.70%
- ---------------------------------------------------------------------------------------------------------------------------
 Interest Expense           15,178    150,693    10.07%      19,496    209,592     9.30%      38,891    392,304     9.91%


Net Interest Income         $1,372                0.84%      $4,837                2.14%        $344                  0.08%
- ---------------------------------------------------------------------------------------------------------------------------

The above tables summarize the amount of interest expense, the average amounts outstanding of interest-bearing assets and liabilities, and the average effective interest rates.

     The table below summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume.

                                  1995  -  1994                    1994  -  1993                    1993  -  1992
                                  -------------                    -------------                    -------------
 (In thousands)            Rate      Volume      Total      Rate      Volume      Total      Rate      Volume      Total
- --------------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates     ($124)    ($4,439)   ($4,563)  ($2,693)   ($15,882)  ($18,575)    $2,837   ($20,301)  ($17,464)
 Residual Interests         (347)     (1,820)    (2,167)     3,507        (43)     3,464     (1,023)      (792)    (1,815)
 Interest Only Bonds        (229)       (851)    (1,080)       384       (173)       211       (74)         88         14
 Other                        40         (13)        27        (5)         3          (2)      (362)        34       (328)
- --------------------------------------------------------------------------------------------------------------------------
  Interest Income           (660)     (7,123)    (7,783)     1,193    (16,095)   (14,902)      1,378   (20,971)   (19,593)

Interest Expense
 CMOs                      1,430      (5,668)    (4,238)   (2,323)    (17,013)   (19,336)     6,081    (20,505)   (14,424)
 Short-term Debt            (715)       635         (80)     (832)       773         (59)      (132)      (81)      (213)
- --------------------------------------------------------------------------------------------------------------------------
  Interest Expense          (307)     (5,033)    (4,318)   (3,155)    (16,240)   (19,395)     5,949    (20,586)    (14,637)

Net Interest Income      ($1,375)    ($2,090)   ($3,465)    $4,348      $145        4,493   ($4,571)     ($385)    ($4,956)
- --------------------------------------------------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                 PART III

Item 10.  Information about Directors and Executive Officers of the
Registrant.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

                                  PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.

(a) 1. Financial Statements and Report of Arthur Andersen LLP, Independent Public Accountants

     Report of Independent Public Accountants                         30

     Consolidated Balance Sheets - December 31, 1995 and 1994         31

     Consolidated Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993                            32

     Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1995, 1994 and 1993                33

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993                            34

     Notes to the Consolidated Financial Statements                   35

  2.  Financial Statement Schedules

     Schedule III - Real Estate and Accumulated Depreciation as of
           December 31, 1995                                          51

     All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
   3.  Exhibits

     The following exhibits in the accompanying index to exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Number  Exhibit
- ------  -------
3(a)    Amended Articles of Incorporation of the Registrant*
3(b)    Amended Bylaws of the Registrant******
4(a)    Specimen Certificate representing $.001 par value Common Stock*
4(b)    Dividend Reinvestment and Share Purchase Plan**
10(a)   Management Agreement between the Registrant and TIS Financial
        Services, Inc.
10(b)   Bonus Program***
10(c)   Custody Agreement between Registrant and Mellon Bank N.A.****
10(d)   Transfer Agency Agreement between Registrant and Mellon
        Securities Trust Company****
10(e) Reverse Repurchase Agreement between Registrant and Bear, Stearns Securities Corp.*****
10(f) Loan and Security Agreement dated July 19, 1995 between TIS Mortgage Investment Company and Paine Webber Real Estate Securities, Inc.
10(g) Nonqualified Stock Option Agreement with John D. Boyce and Schedule of Omitted Contracts
10(h) Nonqualified Stock Option Agreement with John E. Castello and Schedule of Omitted Contracts
21      Subsidiaries of the Registrant*****
24      Consent of Arthur Andersen LLP
___________________________________
* Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-22182) declared effective August 19, 1988.

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

****** Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 1-10004) filed with the Securities and Exchange Commission on March 31, 1995.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

     We have audited the accompanying consolidated balance sheets of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIS Mortgage Investment Company and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in 1993 the Company changed its method of accounting for its investments to adopt the provisions of Statement of Financial Accounting Standards No. 115
- - Accounting for Certain Investments in Debt and Equity Securities.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1995 - is presented for the purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This information has been subjected to the audit procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


San Francisco, California,
  March 4, 1996

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------

(In thousands except share data)                   December 31, 1995   December 31, 1994
- ----------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
  Mortgage Certificates, net                               $109,752            $163,817
  Residual Interests                                            725               8,675
  Interest Only (IO) Bonds                                    3,150               9,794
  Commercial Securitizations                                     191               1,194
  Reserve for Loss on Investments                            (4,277)             (4,818)
                                                           --------            --------
     Total Mortgage Related Assets                          109,541             178,662
                                                           --------            --------
Operating Real Estate Assets, net                            29,384                 395
                                                           --------            --------

Other Assets
Cash and Cash Equivalents                                       198               1,718
Restricted Cash                                               2,728               2,920
Accrued Interest and Accounts Receivable                      1,672               2,658
Deferred Bond Issuance Costs                                  1,414               2,317
Amortizable Costs                                               310                 287
                                                           --------            --------
Total Other Assets                                            6,322               9,900
                                                           --------            --------
     Total Assets                                          $145,247            $188,957
                                                           ========            ========
- ----------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, net                   $108,438            $161,894
Accounts Payable and Accrued Liabilities                        593                 282
Accrued Interest Payable                                      1,755               2,363
Notes Payable on Real Estate                                 20,362                   0
Short-term Debt                                               2,118               8,325
                                                           --------            --------
     Total Liabilities                                      133,266             172,864
                                                           --------            --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 Shares Authorized; 8,105,880
  Shares Issued and Outstanding                                   8                   8
Additional Paid-in Capital                                   74,696              74,696
Unrealized Loss on Investments                               (2,244)              (711)
Retained Deficit                                            (60,479)            (57,900)
                                                           --------            --------
     Total Shareholders' Equity                              11,981              16,093
                                                           --------            --------

    Total Liabilities and Shareholders' Equity             $145,247            $188,957
                                                           ========            ========
- ----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)                          Years Ended December 31,
                                                    -------------------------------------------
                                                            1995           1994          1993
- ------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest                                                 $16,550        $24,333       $39,235
Write-downs of Mortgage Related Assets                         0              0      (12,388)
Valuation Reserve Reduction (Provision)                      541          (398)             0
Loss on Sales of Mortgage Related Assets                 (2,385)              0             0
Other                                                         30             60            89
                                                         -------        -------       -------
 Income from Mortgage Related Assets                      14,736         23,995        26,936
                                                         -------        -------       -------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
 Interest                                                 14,749         18,987        38,323
 Administration Fees                                         140            161           201
 Amortization of Deferred Bond Issuance Costs                276            351         1,857
Short-term Debt                                              429            509           568
                                                         -------        -------       -------
 Total Interest and CMO Related Expenses                  15,594         20,008        40,949
                                                         -------        -------       -------

REAL ESTATE OPERATIONS

Rental and Other Income                                    2,206
Operating and Maintenance Expenses                          (984)
Interest on Real Estate Notes Payable                       (945)
Property Taxes                                              (189)
Depreciation and Amortization                               (377)
                                                          -------
 Loss from Real Estate Operations                           (289)
                                                          -------

OTHER EXPENSES
Management Fees                                               220            221            289
General and Administrative                                  1,212          1,229          1,430
                                                          -------        -------        -------
 Total Other Expenses                                       1,432          1,450          1,719

Income (Loss) Before Minority Interest and
 Cumulative Effect of Change in Accounting
   for Real Estate Investments                            (2,579)          2,537       (15,732)
Minority Interest                                               0             0           172
Cumulative Effect of Change in Accounting
    for Real Estate Investments                                 0              0        (9,879)
                                                          -------        -------        -------

Net Income (Loss)                                        ($2,579)         $2,537      ($25,439)
                                                          -------       -------       -------
- --------------------------------------------------------------------------------------------
Income (Loss) per Share
    Before Cumulative Effect of Change in
        Accounting for Real Estate Investments            ($0.32)          $0.31        ($1.92)
    Cumulative Effect of Change in Accounting
        for Real Estate Investments                         0.00            0.00       (1.22)
                                                          ------        -------       -------
    Net Income (Loss)                                    ($0.32)           $0.31        ($3.14)
                                                          ------        -------       -------

Dividends Declared per Share                               $0.00          $0.02         $0.20

Weighted Average Number of Shares Outstanding              8,106          8,106         8,106
- --------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------
For the Years Ended December 31, 1995, 1994 and 1993
- ------------------------------------------------------------------------------------------------------------
(In thousands)                                                           Unrealized
                                        Common Stock        Additional      Gain
                                   -----------------------    Paid-in     (Loss) on    Retained
                                     Shares      Amount       Capital    Investments    Deficit      Total
- ------------------------------------------------------------------------------------------------------------
Balance - January 1, 1993               8,106          $8      $74,696            $0    ($33,215)   $41,489
Net Loss                                                                                 (25,439)    (25,439)
Dividends Declared                                                                        (1,621)     (1,621)
Unrealized Gain on
    Investments - Cumulative
    Effect of Change in
    Accounting for Real Estate
    Investments (Note 2)                                                       1,351                  1,351
- ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1993             8,106          $8       74,696         1,351     (60,275)    15,780

Net Income                                                                                  2,537     2,537
Dividends Declared                                                                          (162)       (162)
Unrealized Loss
    on Investments                                                           (2,062)                  (2,062)
- ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1994             8,106          $8      $74,696         (711)     (57,900)    16,093

Net Loss                                                                                  (2,579)     (2,579)
Decrease in Unrealized Loss
  on Investments due to
  Sales of Investments                                                         1,048
Unrealized Loss
  on Investments                                                              (2,581)                 (1,533)
- ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1995             8,106          $8      $74,696       ($2,244)   ($60,479)   $11,981
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
- ----------------------------------------------------------------------------------------------
                                                                 Years Ended December 31,
                                                            ---------------------------------
(In thousands)                                                   1995        1994        1993
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             ($2,579)     $2,537    ($25,439)
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization                                 1,800       1,035       2,838
  Write-downs of Mortgage Assets                                    0           0      12,388
  Cumulative Effect of Change in Accounting
      for Real Estate Investments                                   0           0       9,879
  Loss on Sales of Mortgage Related Assets                      2,385           0           0
  Valuation Reserve Provision (Reduction)                        (541)        398           0
  Decrease in Accrued Interest Receivable                         273       6,161       7,562
  Decrease (Increase) in Accounts Receivable                      435        (530)          0
  Decrease (Increase) in Prepaid Expenses                         (13)       (409)        (51)
  Increase in Other Assets                                       (101)          0           0
  Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                                      311          61          74
  Decrease in Accrued Interest Payable                           (335)     (1,339)     (2,909)
                                                              -------     -------      -------
    Net Cash Provided by (Used in) Operating Activities         1,635       7,914       4,342
                                                              -------      -------    -------
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                    (6,207)     (3,420)     (6,212)
Principal Payments on CMOs                                    (22,627)   (108,308)   (213,672)
Proceeds from Notes Payable on Real Estate                      1,815           0            0
Payments on Notes Payable on Real Estate                         (128)          0           0
Net Decrease in Minority Interest
 in Owner Trust Residuals                                           0           0      (1,275)
Cash Dividends Paid on Common Stock                                 0        (162)     (2,026)
                                                             --------    --------     --------
 Net Cash Used in Financing Activities                        (27,147)   (111,890)   (223,185)
                                                             --------    --------     --------
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Decrease (Increase) in Restricted Cash                          1      15,062      (3,614)
Acquisition of Real Estate Assets                             (10,592)          0           0
Additions to Real Estate Assets                                   (97)
Principal Reduction in Mortgage Certificates                   21,885      86,978     214,136
Proceeds from Sales of Mortgage Related Assets                 10,751           0           0
Principal Reduction in Residual Interests                         450       1,582       6,336
Purchase of Commercial Securitizations                              0      (1,232)          0
Principal Reduction in Commercial Securitizations                 104          38           0
Purchase of Interest Only (IO) Bonds                                0           0      (4,069)
Investment in Equity Residuals                                      0           0        (340)
Principal Reduction in IO Bonds                                 1,490       2,586       6,171
                                                             --------    --------     --------
 Net Cash Provided by Investing Activities                     23,992     105,014     218,620
                                                             --------    --------     --------
Net Change in Cash and Cash Equivalents                        (1,520)      1,038        (223)
Cash and Cash Equivalents at Beginning of Period                1,718         680         903
                                                             --------    --------    --------
Cash and Cash Equivalents at End of Period                    $   198     $ 1,718     $   680
                                                             --------    --------     --------
- ---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for CMO Interest Expense                            $13,509     $20,315    $ 41,206
Cash Paid for Other Interest Expense                          $ 1,376     $   520    $    595
- ---------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995 AND 1994

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

     The Company operates as a real estate investment trust (REIT) and has, in prior years, primarily invested in structured securities (mortgage related assets) including residual interests, principal only bonds, interest only bonds and collateralized mortgage obligations. Beginning in 1994, the Company changed its investment focus from investments in structured securities to multifamily real estate located in California's Central Valley. Accordingly, during 1995 the Company sold a majority of its investments in structured securities and acquired a portfolio of four income-producing residential real estate properties. In the future, the Company expects that increasing amounts of its assets and operating income
(loss) will be related to investments in multifamily real estate.

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

     Accounting Change - On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities. In accordance with this new Standard, the Company is required to classify its investments in mortgage related assets as either trading investments, available-for-sale investments or held-to-maturity investments. The Company is not in the business of trading its investments in mortgage related assets. However, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore, the Company has classified all its investments in mortgage related assets as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

     All of the Company's investments in mortgage related assets are subject to write down whenever the yield on the projected cash flows is less than a risk free rate. If the yield on the projected cash flows is less than a risk free rate, the decline in value is considered to be "other than temporary" and the investment is written down to its fair value as the new cost basis. The amount of the write down is included in the Company's current earnings (i.e. accounted for as a realized loss). The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus (EITF 93-18) as to the definition of "other than temporary" impairment. The Company's accounting policy is consistent with this consensus.
     For purposes of applying the impairment provisions of SFAS No. 115, the Company considers its investment in each of its Equity Residuals to be a net cash flow investment (net of CMO Bond interest payments and related CMO Bond administrative expenses). The Company measures other than temporary impairment by comparing the yield on the projected net cash flows from the Equity Residual, (i.e. Mortgage Certificates net of discounts and CMO Bond Liabilities) to a risk free rate. If the yield on the projected cash flows from the Equity Residual is less than a risk free rate, the Company records a reserve to reduce the carrying value to fair value. The fair value is calculated using the forecasted net cash flows discounted at a risk adjusted rate. The risk adjusted rate is determined by the Company using established market transactions for securities having similar characteristics and backed by collateral of similar rate and term.

     The Company recognized a $9,879,000 charge to earnings in 1993 from the cumulative effect at December 31, 1993 of adopting the new standard for assets which meet the definition of other than temporary impairment. For assets which do not meet the definition of other than temporary impairment and for assets where the fair value exceeds amortized cost, the Company has recorded, as a cumulative effect of change in accounting for investments, a net unrealized loss of $2,244,000 directly to equity as prescribed by SFAS No. 115 for mortgage related assets classified as available-for-sale.
Prior years' consolidated financial statements were not permitted to be restated.

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

     Principles of Consolidation - In 1995 the Company sold its economic interest in TISMAC through the sale of the residual interest certificate and optional redemption rights in the underlying trust. The Company has retained its legal ownership of TISMAC. As a result of these transactions, the Company no longer has risk or reward of ownership and therefore the accounts of TISMAC are not included in the consolidated balance sheet at December 31, 1995 and the results of operations of that company are included in the 1995 consolidated statement of operations only through the date of sale. The 1994 and 1993 consolidated financial statements presented include the accounts of the Company and its wholly-owned subsidiary, TISMAC. The assets of TISMAC are not available to pay creditors of the Company. The Company has undertaken to indemnify certain parties who have contracted with TISMAC against certain losses which they might sustain in carrying out their obligations. In addition, under generally accepted accounting principles, the Company consolidates assets and liabilities of Owner Trust Residuals when over 50% equity interest in the trust is held by the Company. The portion of equity interest of each such Owner Trust Residual not owned by the Company is accounted for as minority interest. Additionally, the consolidated financial statements include the accounts underlying its interest in real estate partnerships.

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

     Operating Real Estate Assets - In accordance with Statement of Financial Accounting No. 121 ("SFAS 121") - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, the Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value.

     Operating real estate assets are depreciated using the straight-line method over the estimated useful lives of the real estate assets. The Company uses a 40 year estimated life for buildings and improvements and either a 5 or 12 year life for furniture, fixtures and equipment depending on the nature of the asset. Significant expenditures that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.

     All leases of real estate assets are classified as operating leases. Rental income is recognized when contractually due based on the terms of signed lease agreements which range in duration from month-to-month to one year.

     Restricted Cash - Restricted cash represents cash balances totaling $2,649,000 of CMOs in which the Company holds a Residual Interest and whose assets and liabilities are consolidated with those of the Company. This cash is not available to the Company or its creditors. Additionally, restricted cash includes $79,000 in property tax impound accounts.

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

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding for 1995, 1994, and 1993, respectively. The common equivalent shares related to the 1995 Stock Option Plan (see Note 12) are antidilutive in 1995 and therefore are not included in the weighted average number of shares outstanding.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Taxation of Dividends Declared

     There were no dividends paid by the Company in 1995. The dividends paid by the Company of $0.02 and $0.25 per share in the years 1994 and 1993, respectively, were fully taxable as ordinary income.

     Under the Internal Revenue Code of 1986, a dividend declared by a REIT in December of a calendar year, which is payable to shareholders of record as of a specified date in December, will be deemed to have been paid by the Company and received by the shareholders on that record date if the dividend is actually paid before February 1st of the following calendar year. Therefore, since the $0.05 dividend declared in December 1992 and paid in January 1993 had a record date of January 4, 1993, it is considered 1993 income and its taxability is based on the REIT's 1993 taxable income. The Company's dividends are not eligible for the dividends-received deduction for corporations.

     All of the 1994 and 1993 dividends paid are considered "excess inclusion" income. Excess inclusion income is attributable to Residual Interests for which an election has been made to be treated as a REMIC for federal income tax purposes. The portion of the Company's dividends determined to be excess inclusion income is taxable to certain otherwise tax-exempt shareholders as unrelated business income. Except for certain entities such as savings and loan associations, the portion of the dividend considered excess inclusion income may not be offset by any deductions or losses, including net operating losses.

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

     Residual Interests are classified as either equity or nonequity. Presented on the following table is a schedule of the Nonequity Residual Interests and the Prospective Yield at December 31, 1995.

NONEQUITY RESIDUAL INTERESTS
- ----------------------------
(Dollars in thousands)
                                                   Book Value
                                                  December 31         Prospective
Residual                           Purchase  ----------------------        Method
Series                                Price        1995        1994         Yield
- ---------------------------------------------------------------------------------
Nonequity Residual Interests
- ----------------------------
BT 88-1                             $ 1,537        $461      $  382         14.0%
LFR-9                                 2,589         149         187         14.0%
CMSC I                                8,642         104         104         14.0%
FHLMC 25                              4,934           6           6         14.0%
FHLMC 21                              5,361           5           6         14.0%
CMSC 88-2                             2,554           -         525             -
DBLS                                  2,424           -         482             -
DBLU                                  5,169           -          65             -
FNMA 88-22                           10,387           -       1,753             -
ML-38                                 1,306           -         478             -
OXFORD 3-F                            1,382           -           0             -
PB-4                                 10,523           -       2,593             -
PB-5                                 16,112           -       1,034             -
PB-7                                  3,994           -         487             -
RYLAND 62                             3,039           -         573             -
- ---------------------------------------------------------------------------------
                                                    725       8,675
- ---------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
- ----------------------------------------
TMAC 1986-2                              67           0           0           N/A
TMAC 1987-3                             165           0           0           N/A
- ---------------------------------------------------------------------------------

Total Residual Interests                          $ 725      $8,675
=================================================================================

     In the year ended December 31, 1995 the Company sold certain Nonequity Residual Interests as follows (in thousands):

Residual Series                  Sales Price   Amortized Cost  Gain (Loss)
- ---------------------------------------------------------------------------
CMSC 88-2                            $    395        $    375      $     20
DBLS                                      300             305           (5)
DBLU                                       50              57           (7)
FNMA 88-22                                925           1,088         (163)
ML-38                                     500             498             2
OXFORD 3-F                                301               0           301
PB-4                                    1,335           1,992         (657)
PB-5                                      775           1,161         (386)
PB-7                                      341             343           (2)
RYLAND 62                                 325             458         (133)
- ---------------------------------------------------------------------------
Total                                  $5,247          $6,277      ($1,030)
===========================================================================

     Securitized Residuals and Corporate REMIC Residual Interests - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                           FIXED RATE RESIDUALS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722        $     0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         15,430          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         15,643          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $31,073
- -------------------------------------------------------------------------------------------------------------------------
2) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A   $  11,000        $     0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         10,078    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          4,831    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $15,059
- -------------------------------------------------------------------------------------------------------------------------
3) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000        $     0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         16,721          9.45%   May 1, 2013
Securities Corp.         Subtotal    88.000%     $8,642    I-3(Z)      15,000         33,964          9.45%   Feb 1, 2017
                                                                     --------        -------
Series I (CMSC I)                                                    $500,000        $50,685
Jan 28, 1987
- -------------------------------------------------------------------------------------------------------------------------
4) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923        $     0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         13,398          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             11  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000        $57,349
- -------------------------------------------------------------------------------------------------------------------------
5) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A $   140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750        100,668          9.50%  Jan 15, 2020
                                                                R         100             10  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $100,678
=========================================================================================================================

     Equity Residual Interests - The Company currently holds interests in two Owner Trust Residuals. It also previously held the Residual Interest in TISMAC 1989-1, the CMO issued by the Company's wholly-owned subsidiary, TISMAC. However, this Residual Interest was sold in 1995 (see Notes 2 and
15). Although the underlying CMOs in these Residual Interests are not liabilities of the Company, under the requirements of generally accepted accounting principles, the Company consolidates assets and liabilities of the Owner Trust Residuals when over 50% equity interest in the trust is held by the Company.

     Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interests in which the Company holds an interest at December 31, 1995 are set forth below:

                         EQUITY RESIDUAL INTERESTS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300         10,871          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         80,404          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000        $91,275
- -------------------------------------------------------------------------------------------------------------------------
2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         20,264          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750          2,163          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $22,427
- -------------------------------------------------------------------------------------------------------------------------
3) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $ 7,187     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          2,712    25.11987% -  Mar 20, 2018
                                                                     --------       --------
                                                                     $100,000        $ 9,899    (2.00959) x LIBOR
- -------------------------------------------------------------------------------------------------------------------------
4) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070        $   430     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765          2,547          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         20,688          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $23,655
- -------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $147,266
=========================================================================================================================

     CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                              CMO COLLATERAL
- -----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted   Dec 31, 1995      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
- -----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
- -------------------------
CMOT 28                              Fixed         FNMA            8.50%       $ 90,046        9.10%        253.4
TMAC 1986-1                          Fixed         FHLMC           9.00%         21,260       10.00%        242.0
TMAC 1986-2                          Fixed         FHLMC           9.50%          9,899       10.10%        230.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         23,664        9.80%        234.0

Nonequity Residual Interests
- ----------------------------
BT 88-1                              Fixed         GNMA            9.00%         29,622        9.50%        255.0
LFR-9                                Fixed         FNMA            9.50%         14,696       10.20%        269.0
CMSC I                               Fixed         FNMA            9.50%         48,359       10.10%        237.2
FHLMC 25                             Fixed         FHLMC           9.50%         57,350       10.30%        265.8
FHLMC 21                             Fixed         FHLMC           9.50%        100,678       10.20%        267.8
=================================================================================================================

5.  Interest Only (IO) Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds. No IO Bonds were purchased in 1995 or in 1994; however, during 1993, the Company invested $4,069,000 in IO Bonds. Presented below is a schedule of the Company's IO Bonds and the Prospective yield at December 31, 1995.

INTEREST ONLY (IO) BONDS
- ------------------------
(Dollars in thousands)
                                                            Book Value
                                                           December 31            Prospective
                                          Purchase  --------------------------         Method
Interest Only Bond                           Price          1995          1994          Yield
- ---------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                $8,203        $2,112        $2,221         12.16%
Pru Home Mtg Corp Series 1992-7              4,776           796         1,350         14.00%
Bear Stearns Mtg Sec Series 1992-1           2,720           242           363         14.00%
FHLMC Series 1993-1483 Class SA              3,071             -         1,407              -
FHLMC-G Series 24 Class SK                     998             -           500              -
FNMA SMBS Trust 4 Class 2 IO                 2,909             -           738              -
FNMA SMBS Trust 7 Class 2 IO                 9,541             -         2,564              -
Sears Mtg Sec Corp Series 1992-6             2,611             -           651              -
- ---------------------------------------------------------------------------------------------
                                                          $3,150        $9,794
- ---------------------------------------------------------------------------------------------

In the year ended December 31, 1995 the Company sold certain Interest Only bonds as follows (in thousands):

Interest Only Bond                 Sales Price   Amortized Cost  Gain (Loss)
- ----------------------------------------------------------------------------
FHLMC Series 1993-1483 Class SA          $1,063          $1,877       ($ 814)
FHLMC-G Series 24 Class SK                  256             773         (517)
FNMA SMBS Trust 4 Class 2 IO              1,709             418         1,291
FNMA SMBS Trust 7 Class 2 IO                475           1,366         (891)
Sears Mtg Sec Corp Series 1992-6            200             411         (211)
- ----------------------------------------------------------------------------
Total                                    $3,703          $4,845      ($1,142)
============================================================================

Certain characteristics of the Company's IO Bonds held at December 31, 1995 are on the following table:

                            INTEREST ONLY BONDS
- -------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  Dec. 31, 1995     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
- -------------------------------------------------------------------------------------------------------------
1) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $5,171       8.95%       307.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
- -------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5652%        $59,859       8.81%       305.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- -------------------------------------------------------------------------------------------------------------
3) Bear Stearns      May 28, 1992      $2,720         NON      0.3714%         $7,299       9.47%       237.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
=============================================================================================================

6.  Fair Value of Equity Residuals and Mortgage Certificates

     For purposes of determining fair value of the Company's investment in Equity Residuals in applying SFAS No. 115, the Company uses the cash flows from Mortgage Certificates, net of CMO Bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the Mortgage Certificates at a current market price. These cash flows are discounted at a fair value rate of 14%. The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of December 31, 1995:

Equity Residual        Collateral            PSA     Fair Value
- ---------------------------------------------------------------
(In thousands)
CMOT 28                FNMA 8.50%           295%           $885
TMAC 1986-1           FHLMC 9.00%           311%              0
- ---------------------------------------------------------------
Total Fair Value of Equity Residuals                       $885
===============================================================

     For purposes of SFAS No. 107, the Company is required to disclose the fair value of its Mortgage Certificates. Information with respect to the fair value of the mortgage certificates collateralizing the CMO Bonds is presented in the table below as of December 31, 1995. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
- ---------------------------------------------------------------------------------------------
(In thousands)
CMOT 28                            $ 90,046                 $ 93,958                 $ 88,501
TMAC 1986-1                          21,260                   22,230                   21,251
- ---------------------------------------------------------------------------------------------
                                   $111,306                 $116,188                 $109,752
=============================================================================================

7.  Fair Value of Nonequity Residual Interests and IO Bonds

     General - Substantially all income to the Company is derived from the cash flows from the Company's Residual Interests and IO Bonds although, in future years, it is anticipated that most of the taxable income of the Company will be derived from its operating real estate assets. The fair value of a Residual Interest and an IO Bond is the net present value of the projected future cash flows. The amount of cash flows that may be generated from the Company's Residual Interests and IO Bonds are uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the mortgage collateral and Inverse IO Bonds, changes in LIBOR. The following information sets forth assumptions used to calculate the projected cash flows on the Company's Residual Interests and IO Bonds, and the present value of these assets at December 31, 1995 based on various assumptions and discount factors.

     Assumptions - For purposes of the presentations below, the Nonequity Residual Interests are shown as a group and the IO Bonds have been separated into two groups: regular IO Bonds and Inverse IO Bonds. For purposes of projecting future cash flows, the following December 31, 1995 one-month LIBOR rate is used:

        INTEREST RATE ASSUMPTIONS
        -------------------------------------------
        One Month LIBOR                      5.5625%
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

     The prepayment assumptions used to estimate the fair value of the Company's Nonequity Residual Interests and IO Bonds are the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 29, 1995. Bloomberg has obtained this information from sources it believes to be reliable but has not verified such information and assumes no responsibility for the accuracy of such information. The following are the prepayment assumptions used to project cash flows in order to calculate the present value of Nonequity Residual Interests and IO Bonds:

PREPAYMENT ASSUMPTIONS
- ----------------------------------------------------------
                                                   Percent
                               Pass-Through     Prepayment
Mortgage Collateral                    Rate     Assumption
- ----------------------------------------------------------
GNMA Certificates                      9.0%           279%
GNMA Certificates                     10.0%           306%

FNMA/FHLMC Certificates                8.5%           295%
FNMA/FHLMC Certificates                9.0%           311%
FNMA/FHLMC Certificates                9.5%           322%
FNMA/FHLMC Certificates               10.0%           334%
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

     Present Value of Projected Cash Flows - The tables which follow set forth the present value at December 31, 1995 of the projected cash flows discounted at the indicated discounted rates subject to the assumptions described above. For example, if cash flows are projected using the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average, as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 29, 1995, and Nonequity Residuals Interests in CMOs with fixed rate Bond Classes are discounted at 14%, the present value of the projected cash flows of the Company's Nonequity Residual Interests would equal approximately $725,000. This is the Company's estimate of the fair value of these assets. In addition, if cash flows on the Company's regular IO Bonds are discounted at 14% and the cash flows on its Inverse IO Bonds are discounted at 30%, the present value of the projected cash flows on the IO Bonds would equal $3,150,000. The book value is the Company's estimate of the fair value of these IO Bonds. There will be differences between the projected cash flows used to calculate the present value of these assets and the actual cash flows received by the Company, and such differences may be material.

PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
- ----------------------------------------------------------------------------
(In thousands)
                   Residual Interests in CMOs with Fixed Rate Bond Classes
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value           $844        $780        $725        $677        $636

- ----------------------------------------------------------------------------


PRESENT VALUE OF IO BONDS
- ----------------------------------------------------------------------------
(In thousands)
                                 Regular Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value         $1,161      $1,097      $1,039        $988        $941

                                 Inverse Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            22%         26%         30%         34%         38%
Present Value         $2,570      $2,319      $2,111      $1,939      $1,791
- ----------------------------------------------------------------------------

8 . Other Fair Value Disclosure

     In addition to the Residual Interests and IO Bonds discussed above, the Company has the following other financial instruments: cash and cash equivalents, accrued interest and accounts receivable, accounts payable and accrued liabilities, accrued interest payable, short term debt and dividends payable. The carrying amounts of these instruments are reasonable estimates of their fair value due to their short term nature.

9.  Commercial Securitizations

     Presented below is a schedule of commercial securitizations owned by the Company:

(In thousands)                                          Book Value
                                                 -------------------------
                                      Purchase  December 31,  December 31,
Issuer and Series                        Price          1995          1994
- --------------------------------------------------------------------------
CS First Boston 1994-CFB1                 $975        $    0       $   944
Prudential Securities Series 1993-6        250           191           250
                                                 -------------------------
     Total                                              $191        $1,194
                                                 =========================

     During the year ended December 31, 1995, the CS First Boston bond was sold for $1,017,216 at a gain of $117,898.

10.  Operating Real Estate Assets

     During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The purchase price of these properties was $29,305,000. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. At December 31, 1995, the carrying value of operating real estate assets (in thousands) consisted of:

             Land                            $  4,990
             Buildings and Improvements        24,036
             Personal Property                    735
                                            ---------
                  Total                        29,761
             Less Accumulated                   (377)
             Depreciation
                                            ---------
                  Net                         $29,384
                                            =========

     Cash disbursements in 1995 to acquire real estate assets totaled $29,267,000 offset by the assumption of currently existing notes payable on real estate of $18,675,000. Therefore, the net cash paid in 1995 for the acquisition of real estate assets was $10,592,000.

11.  Notes Payable on Real Estate

     As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. Some of the assumed debt remains in the name of the seller, but the Company is servicing the debt and receives all of the economic benefits from the properties. In addition, new secured debt of $1,815,000 was obtained. During 1995, principal payments on this debt were $127,900. As of December 31, 1995, notes payable on real estate consisted of:

                        Principal                                                        Monthly
                          Balance          Basis of       Current                      Principal
                     December 31,          Interest      Interest             Due   and Interest
Property                     1995              Rate          Rate            Date        Payment
- -----------------------------------------------------------------------------------------------
Shady Lane             $1,387,088             Fixed        7.844%    Dec. 1, 2014        $11,967

River Oaks              6,605,419     11th District        7.976%     May 1, 1996         46,151
                                          COFI + 3%

Villa San Marcos        6,055,762   1 year Treasury        8.375%    Jan. 1, 1999         49,304
                                          Bill + 3%

Four Creeks - I         1,813,821             Fixed        8.160%    Dec. 1, 2005         13,521

Four Creeks - II        4,500,000        Prime Rate        9.750%   June 30, 1996         36,562
                                            + 1.25%
- -----------------------------------------------------------------------------------------------
Total                 $20,362,090                                                       $157,505
===============================================================================================

     The scheduled principal payments to be made on notes payable on real estate are as follows (in thousands):

                    Year                  Amount
                     ---------------------------
                    1996                 $11,244
                    1997                     151
                    1998                     163
                    1999                   5,833
                    2000                      70
                    Thereafter             2,901
                     ---------------------------
                    Total                $20,362
                     ===========================

     The Company intends to refinance approximately $17,000,000 of the notes payable on real estate during 1996 at terms and rates more favorable than currently exist.

12.  Short-term Debt

     At December 31, 1995 the Company owed $2,117,500 under two repurchase agreements. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of such borrowings at December 31, 1995 was 7.4335%. At December 31, 1994 short-term borrowings totaled $8,325,000 and had a weighted average interest rate of 6.9776%. The Company has no committed lines of credit.

13.  Stock Options

     During 1995 the shareholders approved the 1995 Stock Option Plan (the "Plan") covering 400,000 shares of the Company's common stock. The Plan provides for the granting of non-qualified stock options to officers and unaffiliated directors of the Company. Under the terms of the Plan, the purchase price of shares subject to each option granted to officers will not be less than 100% and options granted to unaffiliated directors will not be less than 110% of their fair market value at the date of grant reduced by the aggregate amount of dividends declared. Options granted are exerciseable for no more than 10 years from the date of grant. During 1995 options covering 330,000 shares of the Company's common stock were issued to officers of the Company and options covering 6,000 shares were issued to non-affiliated directors. No expense was recorded related to the Plan in 1995.

     At December 31, 1995, 64,000 shares were available for granting further options. Options for 330,000 shares were outstanding at $2.25 per share and options for 6,000 shares were outstanding at $2.26 per share, of which all options outstanding were exerciseable. During 1995 no options were exercised.

     Options outstanding under the Plan are included in the weighted average number of common shares outstanding if dilutive for purposes of computing primary earnings per share.

     Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation", is effective for transactions entered into for fiscal years beginning after December 15, 1995. As permitted by SFAS 123, the Company will not change its method of accounting for stock options but will provide the additional required disclosures beginning in fiscal 1996.

14.  Related Party Transactions

     The Company has entered into an agreement (the "Management Agreement") with the Manager which is renewable annually. In June 1995 the Board of Directors approved a new Management Agreement through June 30, 1996 and it is thereafter renewable annually.

     The Manager advises the Company on various facets of its business and manages its operations, subject to supervision by the Company's Board of Directors. For performing these services, the Manager received a base management fee of 3/8 of 1% per annum of the Company's average invested assets. Effective October 1, 1995, the base management fee is .65% per annum of the Company's average invested assets. However, the Manager has voluntarily waived the increase in base management fee for the fourth quarter of 1995 and first quarter of 1996. Additionally, the Manager receives incentive compensation of 10% of the amount by which the total return for any calendar year exceeds 12%. Management fees of $130,000, $121,000 and $179,000 were earned in 1995, 1994 and 1993, respectively.
Within two months of the applicable year end, $32,000 of the 1995 and 1994 fees and $31,000 of the 1993 fees were paid. In order to compensate the Manager for certain administrative functions that the Manager performs with respect to each Residual Interest purchased by the Company, for which neither the Manager nor an affiliate acts as bond administrator, the Company pays the Manager a fee equal to $10,000 per annum for each Residual Interest. A total of $90,000 of these Residual Interest Administration fees were earned by the Manager and paid in 1995 as compared to $100,000 in 1994 and $110,000 in 1993. Effective October 1, 1995, the Residual Interest Administration fee was discontinued. For 1995, 1994 and 1993, the Manager did not charge a Residual Interest Administration Fee on those Residual Interests for which it projected total 1996, 1995 and 1994 income of less than $40,000. In addition, the Manager is reimbursed for certain direct expenses incurred on behalf of the Company. At December 31, 1995, 1994 and 1993, all of these reimbursable expenses were paid to the Manager.

15.  Wholly-Owned Subsidiary

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

     During the year ended December 31, 1995 the Company sold the residual interest certificate and optional redemption rights related to the trust representing its economic interest in TISMAC for $785,000 and recognized a loss on disposition of $331,000. As a result of this transaction, the Company no longer has the risk or reward of ownership and therefore the accounts of TISMAC are no longer included in the consolidated financial statements at December 31, 1995. The net assets of TISMAC (in thousands) at the date of sale were:

          Mortgage Certificates, net                     $ 32,690
          Restricted Cash                                     191
          Accrued Interest Receivable                         278
          Deferred Bond Issuance Costs                        627
          Other Assets                                         95
          Collateralized Mortgage Obligations, net       (32,492)
          Accrued Interest Payable                          (273)
                                                         --------
          Net Assets                                     $  1,116
                                                         ========

16.  Interest Income

     Interest income from Mortgage Related Assets consisted of:

                                      Years Ended December 31,
                                -------------------------------------
(In thousands)                     1995         1994         1993
- ---------------------------------------------------------------------
Mortgage Certificates, net          $13,735      $18,298      $36,873
Short-term Investments                  115          126          179
Residual Interests                    1,483        3,650          186
Interest Only (IO) Bonds              1,128        2,208        1,997
Commercial Securitizations               89           51            0
- ---------------------------------------------------------------------
     Total                          $16,550      $24,333      $39,235
=====================================================================
=

17.  Pro Forma Data (Unaudited)

     All acquisitions, consisting only of operating real estate assets in 1995, have been accounted for as purchases. Operations of the businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition (ranging from January to November 1995). The consolidated results of operations on a pro forma basis as though these acquisitions had been made as of the beginning of the Company's fiscal years 1994 to 1995 are as follows:

                                              Years Ended December 31,
                                           ---------------------------
(in thousands except per share data)               1995           1994
- ---------------------------------------------------------------------
Income from Mortgage Related Assets             $14,736        $23,995
Rental and Other Income                           3,844          3,803
Net Income (Loss)                               (2,786)          2,573
Income (Loss) per share                         ($0.34)          $0.32

18.  Quarterly Financial Data (Unaudited)

- ---------------------------------------------------------------------------------------------
(In thousands,                          First      Second       Third      Fourth
except per share data)                Quarter     Quarter     Quarter     Quarter       Total
- ---------------------------------------------------------------------------------------------
1995
Interest Income
   from Mortgage Related Assets       $5,407      $4,794      $2,753      $1,782     $14,736
Income (Loss) from
   Real Estate Operations                134          (21)       (104)      (298)       (289)
Net Income (Loss)                        363         190       (1,619)    (1,513)     (2,579)
Net Income (Loss) per Share            $0.04       $0.03       ($0.20)    ($0.19)     ($0.32)
- ---------------------------------------------------------------------------------------------
1994
Interest Income
   from Mortgage Related Assets       $6,484      $6,227      $5,877      $5,407     $23,995
Net Income                               693         979         494         371       2,537
Net Income per Share                   $0.09       $0.12       $0.06       $0.04       $0.31
Dividends Declared per Share            0.00        0.00        0.02        0.00        0.02
- ---------------------------------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TIS MORTGAGE INVESTMENT COMPANY

Date: March 27, 1996                    By:  /s/ Lorraine O. Legg
                                           ----------------------
                                           Lorraine O. Legg, Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                Title                           Date
- ---------                -----                           ----

/s/ Lorraine O. Legg     Director, President and         March 27, 1996
- -----------------------  Principal Executive Officer
Lorraine O. Legg


/s/ John E. Castello     Executive Vice President        March 27, 1996
- -----------------------  (Principal Financial Officer)
John E. Castello


/s/ Michael J. Stone     Controller                      March 27, 1996
- -----------------------
Michael J. Stone


/s/ Patricia M. Howe     Director,                       March 27, 1996
- -----------------------  Chairman of the Board
Patricia M. Howe


/s/ John D. Boyce        Director                        March 27, 1996
- -----------------------
John D. Boyce


/s/ Robert H. Edelstein  Director                        March 27, 1996
- -----------------------
Robert H. Edelstein


/s/ Douglas B. Fletcher  Director                        March 27, 1996
- -----------------------
Douglas B. Fletcher


/s/ Robert W. Ledoux     Director                        March 27, 1996
- -----------------------
Robert W. Ledoux


/s/ Melvin W. Petersen   Director                        March 27, 1996
- -----------------------
Melvin W. Petersen


/s/ Will M. Storey       Director                        March 27, 1996
- -----------------------
Will M. Storey