Form 10-K
period 1995-12-31
TIS MORTGAGE INVESTMENT CO
filed 1996-04-01
CIK 833088

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

                          PREPAYMENT ASSUMPTIONS
                          ----------------------
                                       Percent of the Prepayment Assumption (%)
Mortgage         Pass Through         ------------------------------------------------
Collateral         Rate (%)        Case I    Case II   Case III*    Case IV     Case V
- - ----------       ------------      ------    -------   ---------    -------     ------
GNMA                       9.0        252        279         279        159        159
Certificates              10.0        300        306         306        252        252

FNMA/FHLMC                 8.5        334        295         295        183        183
Certificates               9.0        338        311         311        261        261
                           9.5        323        322         322        279        279
                          10.0        330        334         334        295        295

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

                   PRESENT VALUE OF INTEREST ONLY BONDS
                   ------------------------------------
                              (In thousands)

 Discount                Regular Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    10          1,156      1,161       1,161      1,597      1,597
    12          1,093      1,097       1,097      1,480      1,480
    14          1,036      1,039       1,039      1,379      1,379
    16            984        988         988      1,290      1,290
    18            938        941         941      1,211      1,211

 Discount                Inverse Interest Only Bonds
 Rate (%)      Case I    Case II    Case III    Case IV     Case V
 --------      ------    -------   ---------    -------     ------
    22          2,985      3,780       2,570      2,655      1,406
    26          2,750      3,411       2,319      2,388      1,264
    30          2,549      3,106       2,111      2,169      1,148
    34          2,375      2,851       1,939      1,987      1,052
    38          2,223      2,634       1,791      1,832        970
- - ------------------------------------------------------------------

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

                                                                    Villa       Four Creeks
                                   Shady Lane     River Oaks     San Marcos       Village
- - --------------------------------------------------------------------------------------------
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

- - ----------------------------------------------------------------------------------------
Applicable                        Date    Amount              Record             Payable
Quarter                       Declared  Declared                Date                Date
- - ----------------------------------------------------------------------------------------
March 31, 1993           March 2, 1993     $0.05      March 31, 1993      April 15, 1993
June 30, 1993             June 8, 1993     $0.05       June 30, 1993       July 15, 1993
September 30, 1993     August 31, 1993     $0.05  September 30, 1993    October 15, 1993
December 31, 1993   September 15, 1993     $0.05   December 15, 1993   December 31, 1993
December 31, 1994    September 7, 1994     $0.02   December 15, 1994   December 30, 1994
- - ----------------------------------------------------------------------------------------

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

(In thousands, except per share data)
- - -------------------------------------------------------------------------------------------------------
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

- - -------------------------------------------------------------------------------------------------------

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

CASH FLOW ANALYSIS
(In thousands)                              1995        1994        1993         1992
- - --------------------------------------------------------------------------------------
Beginning Cash Balance                    $1,718       $ 680       $ 903     $ 1,902
Cash Received:
 Mortgage Related Assets                   6,412      10,926      16,111      20,949
 Short-term Investments                        0           0           0       1,835
 Sale of Mortgage Related Assets          10,751           0           0       6,008
 Increase to Short-term Debt                   0           0           0      10,826
 Increase in Real Estate Notes            20,362           0           0           0
Cash Disbursements:
 Cash Expenses                             (3,348)     (5,074)    (3,687)     (2,566)
 Real Estate Assets                       (29,490)         0           0           0
 Dividends                                     0         (162)    (2,026)     (7,291)
 Reinvestments                                 0       (1,232)    (4,409)    (30,760)
 Decrease to Short-term Debt               (6,207)     (3,420)    (6,212)          0
- - --------------------------------------------------------------------------------------
Ending Cash Balance                        $ 198      $1,718       $ 680       $ 903
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

Net Interest Income Analysis

                                       1995                             1994                             1993
                          ------------------------------   ------------------------------  -------------------------------
                                     Average    Average               Average    Average               Average    Average
(In thousands)            Interest   Balance      Rate     Interest   Balance      Rate     Interest   Balance      Rate
- - ---------------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates     $13,735   $147,131     9.34%     $18,298   $194,679     9.40%     $36,873   $361,602    10.20%
 Residual Interests          1,483      4,644    31.93%       3,650     10,239    35.65%         186     16,411     1.13%
 Interest Only Bonds         1,128      6,781    16.64%       2,208     11,762    18.77%       1,997     21,078     9.47%
 Other                         204      4,060     5.02%         177      9,840     1.80%         179     16,372     1.09%
- - ---------------------------------------------------------------------------------------------------------------------------
 Interest Income            16,550    162,616    10.18%      24,333    226,520    10.74%      39,235    415,463     9.44%

Interest Expense
 Collateralized Mortgage
  Obligations               14,749    145,017    10.17%      18,987    199,572     9.51%      38,323    376,933    10.17%
 Short-term Debt               429      5,676     7.56%         509     10,020     5.08%         568     15,371     3.70%
- - ---------------------------------------------------------------------------------------------------------------------------
 Interest Expense           15,178    150,693    10.07%      19,496    209,592     9.30%      38,891    392,304     9.91%


Net Interest Income         $1,372                0.84%      $4,837                2.14%        $344                  0.08%
- - ---------------------------------------------------------------------------------------------------------------------------

The above tables summarize the amount of interest expense, the average amounts outstanding of interest-bearing assets and liabilities, and the average effective interest rates.

     The table below summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume.

                                  1995  -  1994                    1994  -  1993                    1993  -  1992
                                  -------------                    -------------                    -------------
 (In thousands)            Rate      Volume      Total      Rate      Volume      Total      Rate      Volume      Total
- - --------------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates     ($124)    ($4,439)   ($4,563)  ($2,693)   ($15,882)  ($18,575)    $2,837   ($20,301)  ($17,464)
 Residual Interests         (347)     (1,820)    (2,167)     3,507        (43)     3,464     (1,023)      (792)    (1,815)
 Interest Only Bonds        (229)       (851)    (1,080)       384       (173)       211       (74)         88         14
 Other                        40         (13)        27        (5)         3          (2)      (362)        34       (328)
- - --------------------------------------------------------------------------------------------------------------------------
  Interest Income           (660)     (7,123)    (7,783)     1,193    (16,095)   (14,902)      1,378   (20,971)   (19,593)

Interest Expense
 CMOs                      1,430      (5,668)    (4,238)   (2,323)    (17,013)   (19,336)     6,081    (20,505)   (14,424)
 Short-term Debt            (715)       635         (80)     (832)       773         (59)      (132)      (81)      (213)
- - --------------------------------------------------------------------------------------------------------------------------
  Interest Expense          (307)     (5,033)    (4,318)   (3,155)    (16,240)   (19,395)     5,949    (20,586)    (14,637)

Net Interest Income      ($1,375)    ($2,090)   ($3,465)    $4,348      $145        4,493   ($4,571)     ($385)    ($4,956)
- - --------------------------------------------------------------------------------------------------------------------------

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

Number  Exhibit
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

     As discussed in Note 2 to the consolidated financial statements, in 1993 the Company changed its method of accounting for its investments to adopt the provisions of Statement of Financial Accounting Standards No. 115
- - - Accounting for Certain Investments in Debt and Equity Securities.

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


San Francisco, California,
  March 4, 1996

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED BALANCE SHEETS

- - ----------------------------------------------------------------------------------------

(In thousands except share data)                   December 31, 1995   December 31, 1994
- - ----------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
  Mortgage Certificates, net                               $109,752            $163,817
  Residual Interests                                            725               8,675
  Interest Only (IO) Bonds                                    3,150               9,794
  Commercial Securitizations                                     191               1,194
  Reserve for Loss on Investments                            (4,277)             (4,818)
                                                           --------            --------
     Total Mortgage Related Assets                          109,541             178,662
                                                           --------            --------
Operating Real Estate Assets, net                            29,384                 395
                                                           --------            --------

Other Assets
Cash and Cash Equivalents                                       198               1,718
Restricted Cash                                               2,728               2,920
Accrued Interest and Accounts Receivable                      1,672               2,658
Deferred Bond Issuance Costs                                  1,414               2,317
Amortizable Costs                                               310                 287
                                                           --------            --------
Total Other Assets                                            6,322               9,900
                                                           --------            --------
     Total Assets                                          $145,247            $188,957
                                                           ========            ========
- - ----------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, net                   $108,438            $161,894
Accounts Payable and Accrued Liabilities                        593                 282
Accrued Interest Payable                                      1,755               2,363
Notes Payable on Real Estate                                 20,362                   0
Short-term Debt                                               2,118               8,325
                                                           --------            --------
     Total Liabilities                                      133,266             172,864
                                                           --------            --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 Shares Authorized; 8,105,880
  Shares Issued and Outstanding                                   8                   8
Additional Paid-in Capital                                   74,696              74,696
Unrealized Loss on Investments                               (2,244)              (711)
Retained Deficit                                            (60,479)            (57,900)
                                                           --------            --------
     Total Shareholders' Equity                              11,981              16,093
                                                           --------            --------

    Total Liabilities and Shareholders' Equity             $145,247            $188,957
                                                           ========            ========
- - ----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)                          Years Ended December 31,
                                                    -------------------------------------------
                                                            1995           1994          1993
- - ------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest                                                 $16,550        $24,333       $39,235
Write-downs of Mortgage Related Assets                         0              0      (12,388)
Valuation Reserve Reduction (Provision)                      541          (398)             0
Loss on Sales of Mortgage Related Assets                 (2,385)              0             0
Other                                                         30             60            89
                                                         -------        -------       -------
 Income from Mortgage Related Assets                      14,736         23,995        26,936
                                                         -------        -------       -------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
 Interest                                                 14,749         18,987        38,323
 Administration Fees                                         140            161           201
 Amortization of Deferred Bond Issuance Costs                276            351         1,857
Short-term Debt                                              429            509           568
                                                         -------        -------       -------
 Total Interest and CMO Related Expenses                  15,594         20,008        40,949
                                                         -------        -------       -------

REAL ESTATE OPERATIONS

Rental and Other Income                                    2,206
Operating and Maintenance Expenses                          (984)
Interest on Real Estate Notes Payable                       (945)
Property Taxes                                              (189)
Depreciation and Amortization                               (377)
                                                          -------
 Loss from Real Estate Operations                           (289)
                                                          -------

OTHER EXPENSES
Management Fees                                               220            221            289
General and Administrative                                  1,212          1,229          1,430
                                                          -------        -------        -------
 Total Other Expenses                                       1,432          1,450          1,719

Income (Loss) Before Minority Interest and
 Cumulative Effect of Change in Accounting
   for Real Estate Investments                            (2,579)          2,537       (15,732)
Minority Interest                                               0             0           172
Cumulative Effect of Change in Accounting
    for Real Estate Investments                                 0              0        (9,879)
                                                          -------        -------        -------

Net Income (Loss)                                        ($2,579)         $2,537      ($25,439)
                                                          -------       -------       -------
- - --------------------------------------------------------------------------------------------
Income (Loss) per Share
    Before Cumulative Effect of Change in
        Accounting for Real Estate Investments            ($0.32)          $0.31        ($1.92)
    Cumulative Effect of Change in Accounting
        for Real Estate Investments                         0.00            0.00       (1.22)
                                                          ------        -------       -------
    Net Income (Loss)                                    ($0.32)           $0.31        ($3.14)
                                                          ------        -------       -------

Dividends Declared per Share                               $0.00          $0.02         $0.20

Weighted Average Number of Shares Outstanding              8,106          8,106         8,106
- - --------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- - ------------------------------------------------------------------------------------------------------------
For the Years Ended December 31, 1995, 1994 and 1993
- - ------------------------------------------------------------------------------------------------------------
(In thousands)                                                           Unrealized
                                        Common Stock        Additional      Gain
                                   -----------------------    Paid-in     (Loss) on    Retained
                                     Shares      Amount       Capital    Investments    Deficit      Total
- - ------------------------------------------------------------------------------------------------------------
Balance - January 1, 1993               8,106          $8      $74,696            $0    ($33,215)   $41,489
Net Loss                                                                                 (25,439)    (25,439)
Dividends Declared                                                                        (1,621)     (1,621)
Unrealized Gain on
    Investments - Cumulative
    Effect of Change in
    Accounting for Real Estate
    Investments (Note 2)                                                       1,351                  1,351
- - ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1993             8,106          $8       74,696         1,351     (60,275)    15,780

Net Income                                                                                  2,537     2,537
Dividends Declared                                                                          (162)       (162)
Unrealized Loss
    on Investments                                                           (2,062)                  (2,062)
- - ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1994             8,106          $8      $74,696         (711)     (57,900)    16,093

Net Loss                                                                                  (2,579)     (2,579)
Decrease in Unrealized Loss
  on Investments due to
  Sales of Investments                                                         1,048
Unrealized Loss
  on Investments                                                              (2,581)                 (1,533)
- - ------------------------------------------------------------------------------------------------------------

Balance - December 31, 1995             8,106          $8      $74,696       ($2,244)   ($60,479)   $11,981
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - ----------------------------------------------------------------------------------------------
                                                                 Years Ended December 31,
                                                            ---------------------------------
(In thousands)                                                   1995        1994        1993
- - ---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             ($2,579)     $2,537    ($25,439)
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization                                 1,800       1,035       2,838
  Write-downs of Mortgage Assets                                    0           0      12,388
  Cumulative Effect of Change in Accounting
      for Real Estate Investments                                   0           0       9,879
  Loss on Sales of Mortgage Related Assets                      2,385           0           0
  Valuation Reserve Provision (Reduction)                        (541)        398           0
  Decrease in Accrued Interest Receivable                         273       6,161       7,562
  Decrease (Increase) in Accounts Receivable                      435        (530)          0
  Decrease (Increase) in Prepaid Expenses                         (13)       (409)        (51)
  Increase in Other Assets                                       (101)          0           0
  Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                                      311          61          74
  Decrease in Accrued Interest Payable                           (335)     (1,339)     (2,909)
                                                              -------     -------      -------
    Net Cash Provided by (Used in) Operating Activities         1,635       7,914       4,342
                                                              -------      -------    -------
- - ---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                    (6,207)     (3,420)     (6,212)
Principal Payments on CMOs                                    (22,627)   (108,308)   (213,672)
Proceeds from Notes Payable on Real Estate                      1,815           0            0
Payments on Notes Payable on Real Estate                         (128)          0           0
Net Decrease in Minority Interest
 in Owner Trust Residuals                                           0           0      (1,275)
Cash Dividends Paid on Common Stock                                 0        (162)     (2,026)
                                                             --------    --------     --------
 Net Cash Used in Financing Activities                        (27,147)   (111,890)   (223,185)
                                                             --------    --------     --------
- - ---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Decrease (Increase) in Restricted Cash                          1      15,062      (3,614)
Acquisition of Real Estate Assets                             (10,592)          0           0
Additions to Real Estate Assets                                   (97)
Principal Reduction in Mortgage Certificates                   21,885      86,978     214,136
Proceeds from Sales of Mortgage Related Assets                 10,751           0           0
Principal Reduction in Residual Interests                         450       1,582       6,336
Purchase of Commercial Securitizations                              0      (1,232)          0
Principal Reduction in Commercial Securitizations                 104          38           0
Purchase of Interest Only (IO) Bonds                                0           0      (4,069)
Investment in Equity Residuals                                      0           0        (340)
Principal Reduction in IO Bonds                                 1,490       2,586       6,171
                                                             --------    --------     --------
 Net Cash Provided by Investing Activities                     23,992     105,014     218,620
                                                             --------    --------     --------
Net Change in Cash and Cash Equivalents                        (1,520)      1,038        (223)
Cash and Cash Equivalents at Beginning of Period                1,718         680         903
                                                             --------    --------    --------
Cash and Cash Equivalents at End of Period                    $   198     $ 1,718     $   680
                                                             --------    --------     --------
- - ---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for CMO Interest Expense                            $13,509     $20,315    $ 41,206
Cash Paid for Other Interest Expense                          $ 1,376     $   520    $    595
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

NONEQUITY RESIDUAL INTERESTS
- - ----------------------------
(Dollars in thousands)
                                                   Book Value
                                                  December 31         Prospective
Residual                           Purchase  ----------------------        Method
Series                                Price        1995        1994         Yield
- - ---------------------------------------------------------------------------------
Nonequity Residual Interests
- - ----------------------------
BT 88-1                             $ 1,537        $461      $  382         14.0%
LFR-9                                 2,589         149         187         14.0%
CMSC I                                8,642         104         104         14.0%
FHLMC 25                              4,934           6           6         14.0%
FHLMC 21                              5,361           5           6         14.0%
CMSC 88-2                             2,554           -         525             -
DBLS                                  2,424           -         482             -
DBLU                                  5,169           -          65             -
FNMA 88-22                           10,387           -       1,753             -
ML-38                                 1,306           -         478             -
OXFORD 3-F                            1,382           -           0             -
PB-4                                 10,523           -       2,593             -
PB-5                                 16,112           -       1,034             -
PB-7                                  3,994           -         487             -
RYLAND 62                             3,039           -         573             -
- - ---------------------------------------------------------------------------------
                                                    725       8,675
- - ---------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
- - ----------------------------------------
TMAC 1986-2                              67           0           0           N/A
TMAC 1987-3                             165           0           0           N/A
- - ---------------------------------------------------------------------------------

Total Residual Interests                          $ 725      $8,675
=================================================================================

     In the year ended December 31, 1995 the Company sold certain Nonequity Residual Interests as follows (in thousands):

Residual Series                  Sales Price   Amortized Cost  Gain (Loss)
- - ---------------------------------------------------------------------------
CMSC 88-2                            $    395        $    375      $     20
DBLS                                      300             305           (5)
DBLU                                       50              57           (7)
FNMA 88-22                                925           1,088         (163)
ML-38                                     500             498             2
OXFORD 3-F                                301               0           301
PB-4                                    1,335           1,992         (657)
PB-5                                      775           1,161         (386)
PB-7                                      341             343           (2)
RYLAND 62                                 325             458         (133)
- - ---------------------------------------------------------------------------
Total                                  $5,247          $6,277      ($1,030)
===========================================================================

     Securitized Residuals and Corporate REMIC Residual Interests - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                           FIXED RATE RESIDUALS
- - -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- - -------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722        $     0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         15,430          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         15,643          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $31,073
- - -------------------------------------------------------------------------------------------------------------------------
2) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A   $  11,000        $     0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000         10,078    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          4,831    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $15,059
- - -------------------------------------------------------------------------------------------------------------------------
3) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000        $     0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         16,721          9.45%   May 1, 2013
Securities Corp.         Subtotal    88.000%     $8,642    I-3(Z)      15,000         33,964          9.45%   Feb 1, 2017
                                                                     --------        -------
Series I (CMSC I)                                                    $500,000        $50,685
Jan 28, 1987
- - -------------------------------------------------------------------------------------------------------------------------
4) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923        $     0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167         13,398          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             11  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000        $57,349
- - -------------------------------------------------------------------------------------------------------------------------
5) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A $   140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750        100,668          9.50%  Jan 15, 2020
                                                                R         100             10  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000       $100,678
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

                         EQUITY RESIDUAL INTERESTS
- - -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  Dec. 31, 1995
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- - -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300         10,871          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         80,404          8.45%   Jun 1, 2017
May 29, 1987                        --------     ------              --------       --------
                                                                     $500,000        $91,275
- - -------------------------------------------------------------------------------------------------------------------------
2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         20,264          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750          2,163          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $22,427
- - -------------------------------------------------------------------------------------------------------------------------
3) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $ 7,187     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          2,712    25.11987% -  Mar 20, 2018
                                                                     --------       --------
                                                                     $100,000        $ 9,899    (2.00959) x LIBOR
- - -------------------------------------------------------------------------------------------------------------------------
4) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070        $   430     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765          2,547          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         20,688          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $23,655
- - -------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $147,266
=========================================================================================================================

     CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                              CMO COLLATERAL
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
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
- - -----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
- - -------------------------
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

Nonequity Residual Interests
- - ----------------------------
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

INTEREST ONLY (IO) BONDS
- - ------------------------
(Dollars in thousands)
                                                            Book Value
                                                           December 31            Prospective
                                          Purchase  --------------------------         Method
Interest Only Bond                           Price          1995          1994          Yield
- - ---------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                $8,203        $2,112        $2,221         12.16%
Pru Home Mtg Corp Series 1992-7              4,776           796         1,350         14.00%
Bear Stearns Mtg Sec Series 1992-1           2,720           242           363         14.00%
FHLMC Series 1993-1483 Class SA              3,071             -         1,407              -
FHLMC-G Series 24 Class SK                     998             -           500              -
FNMA SMBS Trust 4 Class 2 IO                 2,909             -           738              -
FNMA SMBS Trust 7 Class 2 IO                 9,541             -         2,564              -
Sears Mtg Sec Corp Series 1992-6             2,611             -           651              -
- - ---------------------------------------------------------------------------------------------
                                                          $3,150        $9,794
- - ---------------------------------------------------------------------------------------------

In the year ended December 31, 1995 the Company sold certain Interest Only bonds as follows (in thousands):

Interest Only Bond                 Sales Price   Amortized Cost  Gain (Loss)
- - ----------------------------------------------------------------------------
FHLMC Series 1993-1483 Class SA          $1,063          $1,877       ($ 814)
FHLMC-G Series 24 Class SK                  256             773         (517)
FNMA SMBS Trust 4 Class 2 IO              1,709             418         1,291
FNMA SMBS Trust 7 Class 2 IO                475           1,366         (891)
Sears Mtg Sec Corp Series 1992-6            200             411         (211)
- - ----------------------------------------------------------------------------
Total                                    $3,703          $4,845      ($1,142)
============================================================================

Certain characteristics of the Company's IO Bonds held at December 31, 1995 are on the following table:

                            INTEREST ONLY BONDS
- - -------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  Dec. 31, 1995     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
- - -------------------------------------------------------------------------------------------------------------
1) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $5,171       8.95%       307.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
- - -------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5652%        $59,859       8.81%       305.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- - -------------------------------------------------------------------------------------------------------------
3) Bear Stearns      May 28, 1992      $2,720         NON      0.3714%         $7,299       9.47%       237.0
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

Equity Residual        Collateral            PSA     Fair Value
- - ---------------------------------------------------------------
(In thousands)
CMOT 28                FNMA 8.50%           295%           $885
TMAC 1986-1           FHLMC 9.00%           311%              0
- - ---------------------------------------------------------------
Total Fair Value of Equity Residuals                       $885
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

                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
- - ---------------------------------------------------------------------------------------------
(In thousands)
CMOT 28                            $ 90,046                 $ 93,958                 $ 88,501
TMAC 1986-1                          21,260                   22,230                   21,251
- - ---------------------------------------------------------------------------------------------
                                   $111,306                 $116,188                 $109,752
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

PREPAYMENT ASSUMPTIONS
- - ----------------------------------------------------------
                                                   Percent
                               Pass-Through     Prepayment
Mortgage Collateral                    Rate     Assumption
- - ----------------------------------------------------------
GNMA Certificates                      9.0%           279%
GNMA Certificates                     10.0%           306%

FNMA/FHLMC Certificates                8.5%           295%
FNMA/FHLMC Certificates                9.0%           311%
FNMA/FHLMC Certificates                9.5%           322%
FNMA/FHLMC Certificates               10.0%           334%
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

PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
- - ----------------------------------------------------------------------------
(In thousands)
                   Residual Interests in CMOs with Fixed Rate Bond Classes
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value           $844        $780        $725        $677        $636

- - ----------------------------------------------------------------------------


PRESENT VALUE OF IO BONDS
- - ----------------------------------------------------------------------------
(In thousands)
                                 Regular Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            10%         12%         14%         16%         18%
Present Value         $1,161      $1,097      $1,039        $988        $941

                                 Inverse Interest Only Bonds
                  ----------------------------------------------------------
Discount Rate            22%         26%         30%         34%         38%
Present Value         $2,570      $2,319      $2,111      $1,939      $1,791
- - ----------------------------------------------------------------------------

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

9.  Commercial Securitizations

     Presented below is a schedule of commercial securitizations owned by the Company:

(In thousands)                                          Book Value
                                                 -------------------------
                                      Purchase  December 31,  December 31,
Issuer and Series                        Price          1995          1994
- - --------------------------------------------------------------------------
CS First Boston 1994-CFB1                 $975        $    0       $   944
Prudential Securities Series 1993-6        250           191           250
                                                 -------------------------
     Total                                              $191        $1,194
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

                        Principal                                                        Monthly
                          Balance          Basis of       Current                      Principal
                     December 31,          Interest      Interest             Due   and Interest
Property                     1995              Rate          Rate            Date        Payment
- - -----------------------------------------------------------------------------------------------
Shady Lane             $1,387,088             Fixed        7.844%    Dec. 1, 2014        $11,967

River Oaks              6,605,419     11th District        7.976%     May 1, 1996         46,151
                                          COFI + 3%

Villa San Marcos        6,055,762   1 year Treasury        8.375%    Jan. 1, 1999         49,304
                                          Bill + 3%

Four Creeks - I         1,813,821             Fixed        8.160%    Dec. 1, 2005         13,521

Four Creeks - II        4,500,000        Prime Rate        9.750%   June 30, 1996         36,562
                                            + 1.25%
- - -----------------------------------------------------------------------------------------------
Total                 $20,362,090                                                       $157,505
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
                                                         ========

16.  Interest Income

     Interest income from Mortgage Related Assets consisted of:

                                      Years Ended December 31,
                                -------------------------------------
(In thousands)                     1995         1994         1993
- - ---------------------------------------------------------------------
Mortgage Certificates, net          $13,735      $18,298      $36,873
Short-term Investments                  115          126          179
Residual Interests                    1,483        3,650          186
Interest Only (IO) Bonds              1,128        2,208        1,997
Commercial Securitizations               89           51            0
- - ---------------------------------------------------------------------
     Total                          $16,550      $24,333      $39,235
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

                                              Years Ended December 31,
                                           ---------------------------
(in thousands except per share data)               1995           1994
- - ---------------------------------------------------------------------
Income from Mortgage Related Assets             $14,736        $23,995
Rental and Other Income                           3,844          3,803
Net Income (Loss)                               (2,786)          2,573
Income (Loss) per share                         ($0.34)          $0.32

18.  Quarterly Financial Data (Unaudited)

- - ---------------------------------------------------------------------------------------------
(In thousands,                          First      Second       Third      Fourth
except per share data)                Quarter     Quarter     Quarter     Quarter       Total
- - ---------------------------------------------------------------------------------------------
1995
Interest Income
   from Mortgage Related Assets       $5,407      $4,794      $2,753      $1,782     $14,736
Income (Loss) from
   Real Estate Operations                134          (21)       (104)      (298)       (289)
Net Income (Loss)                        363         190       (1,619)    (1,513)     (2,579)
Net Income (Loss) per Share            $0.04       $0.03       ($0.20)    ($0.19)     ($0.32)
- - ---------------------------------------------------------------------------------------------
1994
Interest Income
   from Mortgage Related Assets       $6,484      $6,227      $5,877      $5,407     $23,995
Net Income                               693         979         494         371       2,537
Net Income per Share                   $0.09       $0.12       $0.06       $0.04       $0.31
Dividends Declared per Share            0.00        0.00        0.02        0.00        0.02
- - ---------------------------------------------------------------------------------------------

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

Signature                Title                           Date
- - ---------                -----                           ----

/s/ Lorraine O. Legg     Director, President and         March 27, 1996
- - -----------------------  Principal Executive Officer
Lorraine O. Legg


/s/ John E. Castello     Executive Vice President        March 27, 1996
- - -----------------------  (Principal Financial Officer)
John E. Castello


/s/ Michael J. Stone     Controller                      March 27, 1996
- - -----------------------
Michael J. Stone


/s/ Patricia M. Howe     Director,                       March 27, 1996
- - -----------------------  Chairman of the Board
Patricia M. Howe


/s/ John D. Boyce        Director                        March 27, 1996
- - -----------------------
John D. Boyce


/s/ Robert H. Edelstein  Director                        March 27, 1996
- - -----------------------
Robert H. Edelstein


/s/ Douglas B. Fletcher  Director                        March 27, 1996
- - -----------------------
Douglas B. Fletcher


/s/ Robert W. Ledoux     Director                        March 27, 1996
- - -----------------------
Robert W. Ledoux


/s/ Melvin W. Petersen   Director                        March 27, 1996
- - -----------------------
Melvin W. Petersen


/s/ Will M. Storey       Director                        March 27, 1996
- - -----------------------
Will M. Storey