Form 10-Q
period 1996-03-31
TIS MORTGAGE INVESTMENT CO
filed 1996-05-15
CIK 833088

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1996

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

 Class of Common Stock           Outstanding at May 13, 1996
 ---------------------           ---------------------------
    $.001 Par Value                    8,105,880 Shares

                      TIS MORTGAGE INVESTMENT COMPANY

                                   Index


                      Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                      Page Number

     Condensed Consolidated Statements of Income
          Three months ended March 31, 1996 and 1995                 3

     Condensed Consolidated Balance Sheets
          March 31, 1996 and December 31, 1995                       4

     Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1996 and 1995                 5

     Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        14


                        Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                           15

Part I.  Financial Information

Item 1.  Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
               (Amounts in Thousands except Per Share Data)

                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                             1996        1995
- -----------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest Income
   Mortgage Certificates, net                              $2,472      $3,838
   Short-term Investments                                      10          29
   Residual Interests                                         (27)        932
   Interest Only (IO) Bonds                                   120         424
   Commercial Securitizations                                   0          27
Valuation Reserve Reduction                                   173         115
Gain on Sales of Investments                                    0          42
                                                       ----------  ----------
   Income from Mortgage Related Assets                      2,748       5,407
                                                       ----------  ----------

REAL ESTATE OPERATIONS
Rental and Other Income                                     1,010         363
Operating and Maintenance Expenses                           (338)       (106)
Interest on Real Estate Notes Payable                        (433)       (135)
Depreciation and Amortization                                (170)        (93)
Property Taxes                                                (91)        (30)
                                                       ----------  ----------
Loss from Real Estate Operations                              (22)         (1)
                                                       ----------  ----------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
   Interest                                                 2,569       4,454
   Administration Fees                                         20          38
   Amortization of Deferred Bond Issuance Costs                51          65
Short-term Debt                                                44         143
                                                       ----------  ----------
   Total Interest and CMO Related Expenses                  2,684       4,700
                                                       ----------  ----------

OTHER EXPENSES
Management and Residual Interest Administration Fees           38          50
General and Administrative Expense                            365         293
                                                       ----------  ----------
Total Other Expenses                                          403         343
                                                       ----------  ----------

Net Income (Loss)                                           ($361)       $363
                                                       ==========  ==========
- -----------------------------------------------------------------------------
Net Income (Loss) per Share Outstanding                    ($0.04)      $0.04

Weighted Average Shares Outstanding                         8,106       8,106
- -----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)

                                                           March 31,        December 31,
                                                                1996                1995
- ----------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
Mortgage Related Assets
  Mortgage Certificates, net                               $104,216            $109,752
  Residual Interests                                            633                 725
  Interest Only (IO) Bonds                                    3,069               3,150
  Commercial Securitizations                                    172                 191
  Reserve for Loss on Investments                            (4,105)             (4,277)
                                                           --------            --------
     Total Mortgage Related Assets                          103,985             109,541
                                                           --------            --------
Operating Real Estate Assets                                 29,236              29,384
                                                           --------            --------

Other Assets
  Cash and Cash Equivalents                                     256                 198
  Restricted Cash                                             2,748               2,728
  Accrued Interest and Accounts Receivable                    2,099               1,672
  Deferred Bond Issuance Costs                                1,363               1,414
  Other Assets                                                  314                 310
                                                           --------            --------
     Total Other Assets                                       6,780               6,322
                                                           --------            --------
     Total Assets                                          $140,001            $145,247
                                                           ========            ========
- ---------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, net                   $103,456            $108,438
Accounts Payable and Accrued Liabilities                        760                 593
Accrued Interest Payable                                      1,630               1,755
Notes Payable on Real Estate                                 20,313              20,362
Short-term Debt                                               2,176               2,118
                                                           --------            --------
     Total Liabilities                                      128,335             133,266
                                                           --------            --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 shares authorized; 8,105,880
  shares issued and outstanding                                   8                   8
Additional Paid-in Capital                                   74,696              74,696
Unrealized Loss on Investments                               (2,198)             (2,244)
Retained Deficit                                            (60,840)            (60,479)
                                                           --------            --------
     Total Shareholders' Equity                              11,666              11,981
                                                           --------            --------

    Total Liabilities and Shareholders' Equity             $140,001            $145,247
                                                           ========            ========
- ---------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Amounts in Thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                               1996          1995
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                            ($361)          $363
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                               359            807
   Valuation Reserve Provision                                                (172)          (115)
   Increase (Decrease) in Accrued Interest and Accounts Receivable            (427)           707
   Decrease in Other Assets                                                     (4)            (5)
   Increase (Decrease) in Accounts Payable and Accrued Liabilities             167             45
   Decrease in Accrued Interest Payable                                       (125)          (157)
                                                                       -----------    -----------
     Net Cash Provided by (Used in) Operating Activities                      (563)         1,645
                                                                       -----------    -----------
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-term Debt                                          58           (178)
Increase in Notes Payable on Real Estate                                         0          8,067
Principal Payments on Notes Payable on Real Estate                             (49)             0
Principal Payments on CMO's                                                 (5,234)        (6,040)
                                                                       -----------    -----------
     Net Cash Used in Financing Activities                                  (5,225)         1,849
                                                                       -----------    -----------
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) in Restricted Cash                                     (20)         1,082
Investment in Real Estate Assets                                               (19)       (10,687)
Principal Reduction in Mortgage Certificates                                 5,647          4,133
Principal Reduction in Residual Interests                                       18            972
Principal Reduction in IO Bonds                                                201            377
Principal Reduction in Commercial Securitizations                               19             48
                                                                       -----------    -----------
     Net Cash Provided by Investment Activities                              5,846         (4,075)
                                                                       -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                            58           (581)
Cash and Cash Equivalents at Beginning of Period                               198          1,718
                                                                       -----------    -----------
Cash and Cash Equivalents at End of Period                                    $256         $1,137
                                                                       ===========    ===========
- -------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiary and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the December 31, 1995 consolidated financial statements and notes thereto.

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

     Restricted Cash - Restricted cash represents the cash balances of CMOs in which the Company holds a Residual Interest and whose assets and liabilities are consolidated with those of the Company. This cash is not available to the Company or its creditors. Additionally, restricted cash includes $131,197 in property tax impound accounts.

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

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding. The common equivalent shares related to the 1995 Stock Option Plan are antidilutive and therefore are not included in the weighted average number of shares outstanding.

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

Note 3 - Mortgage Certificates

     Information is presented in the table below as of March 31, 1996 and December 31, 1995 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
- ---------------------
(In thousands)

March 31, 1996
                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
- ---------------------------------------------------------------------------------------------
CMOT 28                            $ 85,776                 $ 88,805                 $ 84,305
TMAC 1986-1                          19,945                   20,855                   19,911
- ---------------------------------------------------------------------------------------------
                                   $105,721                 $109,660                 $104,216
=============================================================================================
December 31, 1995
CMOT 28                            $ 90,046                 $ 93,958                 $ 88,501
TMAC 1986-1                          21,260                   22,230                   21,251
- ---------------------------------------------------------------------------------------------
                                   $111,306                 $116,188                 $109,752
=============================================================================================

Note 4 - Residual Interests

     Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
- ----------------------------
(In thousands)
                                                   Book Value
                                             ----------------------
                                   Purchase  March 31,     Dec. 31,
Residual Series                       Price       1996         1995
- -------------------------------------------------------------------
Nonequity Residual Interests
- ----------------------------
BT 88-1                              $1,537        $377        $461
LFR-9                                 2,589         141         149
CMSC I                                8,642         104         104
FHLMC 25                              4,934           6           6
FHLMC 21                              5,361           5           5
- -------------------------------------------------------------------
                                                    633         725
- -------------------------------------------------------------------
Unconsolidated Equity Residual Interests
- ----------------------------------------
TMAC 1986-2                              67           0           0
TMAC 1987-3                             165           0           0
- -------------------------------------------------------------------

Total Residual Interests                           $633        $725
===================================================================

     Securitized Residuals and Corporate REMIC Residual Interests - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                           FIXED RATE RESIDUALS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial   Mar 31, 1996
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722        $     0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         14,970          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         14,653          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $29,623
- -------------------------------------------------------------------------------------------------------------------------
2) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A   $  11,000        $     0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000          9,509    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          4,325    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $13,984
- -------------------------------------------------------------------------------------------------------------------------
3) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000        $     0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         13,611          9.45%   May 1, 2013
Securities Corp.                     -------     ------    I-3(Z)      15,000         34,767          9.45%   Feb 1, 2017
Series I (CMSC I)        Subtotal    88.000%     $8,642              --------        -------
Jan 28, 1987                         =======     ======              $500,000        $48,378

- -------------------------------------------------------------------------------------------------------------------------
4) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923        $     0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167          9,182          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             11  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000        $53,133
- -------------------------------------------------------------------------------------------------------------------------
5) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A $   140,645       $      0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750         94,256          9.50%  Jan 15, 2020
                                                                R         100              9  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000        $94,265
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

     On April 22, 1996, the Company sold its 100% equity residual interest in TMAC CMO Trust 1986-1 for $450,000. This investment has been carried at zero so that the entire amount of the sales proceeds will be reflected as a gain on disposition of investments in the second quarter of 1996 and the assets and liabilities of this Owner Trust Residual will no longer be included in the consolidated financial statements.

     Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interests in which the Company holds an interest at March 31, 1996 are set forth below:

                         EQUITY RESIDUAL INTERESTS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial   Mar 31, 1996
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000       $      0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300          5,107          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         82,103          8.45%   Jun 1, 2017
May 29, 1987                        ========     ======              --------       --------
                                                                     $500,000        $87,210
- -------------------------------------------------------------------------------------------------------------------------
2) TMAC 1986-1       Dec 27, 1988    16.964%       $442       1-A    $ 98,500       $      0          7.92%  Nov 20, 2010
Nov 6, 1986           Jan 6, 1989    23.214%        607       1-B      50,000         19,179          8.89%  Feb 20, 2018
                     Jan 11, 1989    20.536%        538       1-C      41,750              0          8.95%  Feb 20, 2013
                     Jun 18, 1993    39.286%        108    1-D(Z)       9,750          2,081          8.95%  Feb 20, 2018
                                    --------     ------              --------       --------
                                    100.000%     $1,695              $200,000        $21,260
- -------------------------------------------------------------------------------------------------------------------------
3) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A   $  72,600        $ 6,774     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          2,557    25.11987% -  Mar 20, 2018
                                                                     --------       --------
                                                                     $100,000        $ 9,331    (2.00959) x LIBOR
- -------------------------------------------------------------------------------------------------------------------------
4) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A   $  55,070        $   186     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765          1,104          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         21,153          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $22,443
- -------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $140,244
=========================================================================================================================

     CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                              CMO COLLATERAL
- -----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted   Mar 31, 1996      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
- -----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
- -------------------------
CMOT 28                              Fixed         FNMA            8.50%        $85,776        9.10%        250.4
TMAC 1986-1                          Fixed         FHLMC           9.00%         19,945       10.00%        239.0
TMAC 1986-2                          Fixed         FHLMC           9.50%          9,331       10.10%        227.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         22,443        9.80%        231.0

Nonequity Residual Interests
- ----------------------------
BT 88-1                              Fixed         GNMA            9.00%         28,286        9.50%        252.0
LFR-9                                Fixed         FNMA            9.50%         13,755       10.20%        266.0
CMSC I                               Fixed         FNMA            9.50%         45,837       10.10%        234.2
FHLMC 25                             Fixed         FHLMC           9.50%         53,133       10.30%        262.8
FHLMC 21                             Fixed         FHLMC           9.50%         94,265       10.20%        264.8
=================================================================================================================

Note 5 - Interest Only (IO) Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds.
Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
- ------------------------
(In thousands)
                                                            Book Value
                                                    --------------------------
Name and Issuer                           Purchase     March 31,  December 31,
and Series                                   Price          1996          1995
- ------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                $8,203        $1,927        $2,112
Pru Home Mtg Corp Series 1992-7              4,776           899           796
Bear Stearns Mtg Sec Series 1992-1           2,720           243           242
- ------------------------------------------------------------------------------
                                                          $3,069        $3,150
==============================================================================


     Certain characteristics of the Company's IO Bonds are on the following table:

                            INTEREST ONLY BONDS
- -------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  Mar. 31, 1996     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
- -------------------------------------------------------------------------------------------------------------
1) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $4,955       8.95%       304.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
- -------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5652%        $57,196       8.81%       302.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- -------------------------------------------------------------------------------------------------------------
3) Bear Stearns      May 28, 1992      $2,720         NON      0.3714%         $7,108       9.46%       234.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
=============================================================================================================

Note 6 - Operating Real Estate Assets

     During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The purchase price of these properties was $29,305,000. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. At March 31, 1996, the carrying value of operating real estate assets (in thousands) consisted of:

          Land                                        $  4,990
          Buildings and Improvements                    24,036
          Personal Property                                754
                                                     ---------
               Total                                    29,780
          Less Accumulated Depreciation                   (544)
                                                     ---------
               Net                                     $29,236
                                                     =========

Note 7 - Notes Payable on Real Estate

     As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. Some of the assumed debt remains in the name of the seller, but the Company is servicing the debt and receives all of the economic benefits from the properties. In addition, new secured debt of $1,815,000 was obtained. As of March 31, 1996, notes payable on real estate consisted of:

                        Principal                                                        Monthly
                          Balance          Basis of       Current                      Principal
                        March 31,          Interest      Interest             Due   and Interest
Property                     1996              Rate          Rate            Date        Payment
- ------------------------------------------------------------------------------------------------
Shady Lane             $1,380,278             Fixed        7.844%    Dec. 1, 2014        $11,967

River Oaks              6,588,257     11th District        7.976%     May 1, 1996         46,151
                                          COFI + 3%

Villa San Marcos        6,034,494   1 year Treasury        8.375%    Jan. 1, 1999         49,304
                                          Bill + 3%

Four Creeks - I         1,810,236             Fixed        8.160%    Dec. 1, 2005         13,521

Four Creeks - II        4,500,000        Prime Rate        9.750%   June 30, 1996         36,562
                                            + 1.25%
- ------------------------------------------------------------------------------------------------
Total                 $20,313,265                                                       $157,505
================================================================================================

Note 8 - Short-Term Debt

     Short-term debt is due within 360 days after the end of the quarter. At March 31, 1996 the Company owed $2,176,000 under two repurchase agreements. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at March 31, 1996 was 6.89%. The debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $4,040,000.

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

                           Results of Operations

     The Company had a net loss of $361,000, or $0.04 per share, for the quarter ended March 31, 1996. This compares to net income of $363,000, or $0.04 per share, for the quarter ended March 31, 1995. The Company did not pay a dividend in the first quarter of either year.

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

     Income from Residual Interests and Interest Only bonds declined sharply in the three months ended March 31, 1996 as compared to the prior year because of the sales in the third and fourth quarter of 1995 of a significant portion of the portfolio of these investments. The sale of these investments took place in order to fund the purchase of multifamily real estate projects.

     Real Estate operations showed a loss of $22,000 in the three months ended March 31, 1996. However, cash flow (income from real estate operations plus depreciation and amortization) was $148,000. The results for the three months ended March 31, 1995 are not truly comparable as the Company commenced its real estate operations during that quarter.

     The Manager oversees the operations of the Company pursuant to a management agreement. For the quarter ended March 31, 1996, the Company incurred management fees of $38,042. This compares to management fees of $27,045 and Residual Interest Administrative Fees of $22,500 for the first quarter of 1995. The Residual Interest Administrative Fee was discontinued as of January 1, 1996. Additionally, the Manager receives incentive compensation of 10% of the amount by which the total return for any calendar year exceeds 12%. The results for the period were such that there was no incentive management fee in the first quarter of 1996.

                      Liquidity and Capital Resources

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage-related assets.

     The Company currently has agreements with two investment banking firms to borrow funds under repurchase agreements. At March 31, 1996 the Company had borrowings outstanding under these agreements totaling $2,176,000.
This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $4,040,000. The Company's other borrowings are notes payable secured by multifamily housing properties as described in note 7.

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

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.   Legal Proceedings
          -----------------
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          The following Form 8-K reports were filed during the quarter ended March 31, 1996:

          Current Report on Form 8-K under Item 5 - Other Events, dated March 7, 1996 reporting the retirement of Harvie M. Merrill from the Board of Directors of the Company.

          Current Report on Form 8-K under Item 5 - Other Events, dated March 28, 1996 reporting amendments to the By-Laws of the Company.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TIS MORTGAGE INVESTMENT COMPANY



  May 14, 1996                By:  /s/ Lorraine O. Legg
- ------------------               -------------------------------
       Date                      Lorraine O. Legg, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


  May 14, 1996                By:  /s/ John E. Castello
- ------------------               ------------------------------
       Date                      John E. Castello, Executive Vice
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)