Form 10-Q
period 1996-06-30
TIS MORTGAGE INVESTMENT CO
filed 1996-08-14
CIK 833088

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                 -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

 Class of Common Stock          Outstanding at August 13, 1996
 ---------------------          ------------------------------
    $.001 Par Value                    8,105,880 Shares

                      TIS MORTGAGE INVESTMENT COMPANY

                                   Index


                      Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                       Page Number

     Condensed Consolidated Statements of Income
          Three months and six months ended June 30, 1996 and 1995        3

     Condensed Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995                             4

     Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1996 and 1995                         5

     Notes to Condensed Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 12


                        Part II.  Other Information

Item 1.  Legal Proceedings                                               14

Item 4.  Submission of Matters to a Vote of Security Holders             14

Item 6.  Exhibits and Reports on Form 8-K                                14

Part I.  Financial Information

Item 1.  Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
               (Amounts in Thousands except Per Share Data)

                                               Three Months Ended       Six Months Ended
                                                    June 30                 June 30
                                             ----------------------  ----------------------
                                                   1996        1995        1996        1995
- -------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest
  Mortgage Certificates, net                     $1,884      $3,728      $4,356     $ 7,566
  Short-term Investments                              4          21          14          50
  Residual Interests                                 16         558         (11)      1,490
  Interest Only (IO) Bonds                          100         366         220         790
  Commercial Securitizations                          0          28           0          55
Valuation Reserve Reduction                         237         108         410         223
Gain (Loss) on Sales of Investments                 450         (15)        450          27
                                             ----------  ----------  ----------  ----------
  Income from Mortgage Related Assets             2,691       4,794       5,439      10,201
                                             ----------  ----------  ----------  ----------

REAL ESTATE OPERATIONS
Rental and Other Income                             996         402       2,006         765
Operating and Maintenance Expenses                 (306)       (147)       (644)       (253)
Depreciation and Amortization                      (169)       (101)       (339)       (194)
Interest on Real Estate Notes Payable              (430)       (148)       (863)       (283)
Property Taxes                                      (88)        (27)       (179)        (57)
                                             ----------  ----------  ----------  ----------
  Income from Real Estate Operations                  3         (21)        (19)        (22)
                                             ----------  ----------  ----------  ----------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
  Interest                                        2,118       3,953       4,687       8,407
  Administration Fees                                17          45          37          83
  Deferred Bond Issuance Costs                       47          70          98         135
Short-term Debt                                      37         135          81         278
                                             ----------  ----------  ----------  ----------
  Total Interest and CMO Related Expenses         2,219       4,203       4,903       8,903
                                             ----------  ----------  ----------  ----------

OTHER EXPENSES
Management and Residual
  Interest Administration Fees                       39          65          77         115
General and Administrative                          372         315         737         608
                                             ----------  ----------  ----------  ----------
  Total Other Expenses                              411         380         814         723
                                             ----------  ----------  ----------  ----------

Net Income (Loss)                                $   64      $  190     ($  297)     $  553
                                             ==========  ==========  ==========  ==========
- -------------------------------------------------------------------------------------------
Net Income (Loss) per Share Outstanding           $0.01       $0.03      ($0.03)      $0.07

Weighted Average Shares Outstanding               8,106       8,106       8,106       8,106
- -------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)

                                                       June 30,   December 31,
                                                           1996           1995
- ------------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS
Mortgage Related Assets
    Mortgage Certificates, net                         $ 78,549       $109,752
    Residual Interests                                      559            725
    Interest Only (IO) Bonds                              3,063          3,150
    Commercial Securitizations                              185            191
    Reserve for Loss on Investments                      (3,238)        (4,277)
                                                   ------------   ------------
      Total Real Estate Investments                      79,118        109,541
                                                   ------------   ------------

Operating Real Estate Assets                             29,109         29,384
                                                   ------------   ------------

Other Assets
    Cash and Cash Equivalents                               556            198
    Restricted Cash                                       2,552          2,728
    Accrued Interest and Accounts Receivable                722          1,672
    Deferred Bond Issuance Costs                            646          1,414
    Other Assets                                            178            310
                                                   ------------   ------------
      Total Other Assets                                  4,654          6,322
                                                   ------------   ------------

      Total Assets                                     $112,881       $145,247
                                                   ============   ============
- ------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, net               $ 77,037       $108,438
Accounts Payable and Accrued Liabilities                    481            593
Accrued Interest Payable                                  1,155          1,755
Notes Payable on Real Estate                             20,261         20,362
Short-term Debt                                           2,053          2,118
                                                   ------------   ------------
      Total Liabilities                                 100,987        133,266
                                                   ------------   ------------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
    100,000,000 shares authorized; 8,105,880
    shares issued and outstanding                             8              8
Additional Paid-in Capital                               74,696         74,696
Unrealized Loss on Investments                           (2,034)        (2,244)
Retained Deficit                                        (60,776)       (60,479)
                                                   ------------   ------------
      Total Shareholders' Equity                         11,894         11,981
                                                   ------------   ------------

      Total Liabilities and Shareholders' Equity       $112,881       $145,247
                                                   ============   ============
- ------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Amounts in Thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                      ----------------------
                                                                            1996        1995
- --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                          ($297)       $553
Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:
    Depreciation and Amortization of Operating Real Estate Assets            335         194
    Other Depreciation and Amortization                                      516       1,039
    Valuation Reserve Provision                                             (410)       (223)
    Gain on Sales of Investments                                            (450)        (27)
    Increase (Decrease) in Accrued Interest and Accounts Receivable         (310)        778
    Decrease in Prepaid Expenses                                              99          99
    Decrease in Accounts Payable and Accrued Liabilities                    (113)         (7)
    Decrease in Accrued Interest Payable                                    (204)       (281)
                                                                        ---------  ---------
      Net Cash Provided by (Used in) Operating Activities                   (834)      2,125
                                                                        ---------  ---------
- --------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                  (65)     (1,517)
Increase (Decrease) in Notes Payable on Real Estate                         (101)      8,040
Principal Payments on CMO's                                              (10,643)    (10,658)
                                                                       ---------   ---------
      Net Cash Used in Financing Activities                              (10,809)     (4,135)
                                                                       ---------   ---------
- --------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease in Restricted Cash                                             (382)        381
Investment in Real Estate Assets                                             (60)    (10,836)
Proceeds from Sales of Investments                                           450           0
Principal Reduction in Mortgage Certificates                              11,504       9,311
Principal Reduction in Residual Interests                                     59       1,148
Principal Reduction in IO Bonds                                              424         767
Principal Reduction in Commercial Securitizations                              6          69
                                                                       ---------   ---------
      Net Cash Provided by Investment Activities                          12,001         840
                                                                       ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents                         358      (1,170)
Cash and Cash Equivalents at Beginning of Period                             198       1,718
                                                                       ---------   ---------

Cash and Cash Equivalents at End of Period                                  $556        $548
                                                                       =========   =========
- --------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

              TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiary and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments considered necessary for a fair presentation have been made. Operating results for the quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the December 31, 1995 consolidated financial statements and notes thereto.

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

     In 1996 the Company sold its economic interest in TMAC CMO Trust 1986-1 through the sale of the residual interest certificate and optional redemption rights in the underlying trust. As a result, the accounts of TMAC CMO Trust 1986-1 are not included in the consolidated balance sheet at June 30, 1996 and the results of operations of the trust are included in the 1996 consolidated statement of operations only through the date of sale.

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

     Restricted Cash - Restricted cash represents the cash balances of CMOs in which the Company holds a Residual Interest and whose assets and liabilities are consolidated with those of the Company. This cash is not available to the Company or its creditors. Additionally, restricted cash includes $80,974 in property tax impound accounts.

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

Note 3 - Mortgage Certificates

     Information is presented in the table below as of June 30, 1996 and December 31, 1995 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
- ---------------------
(In thousands)

June 30, 1996
                        Principal Amount of            Fair Value of                Cost Less
Residual Series       Mortgage Certificates    Mortgage Certificates     Unamortized Discount
- ---------------------------------------------------------------------------------------------
CMOT 28                            $ 79,921                 $ 82,043                 $ 78,549
=============================================================================================
December 31, 1995
CMOT 28                            $ 90,046                 $ 93,958                 $ 88,501
TMAC 1986-1                          21,260                   22,230                   21,251
- ---------------------------------------------------------------------------------------------
                                   $111,306                 $116,188                 $109,752
=============================================================================================

Note 4 - Residual Interests

     Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
- ----------------------------
(In thousands)
                                                   Book Value
                                             ----------------------
                                   Purchase   June 30,     Dec. 31,
Residual Series                       Price       1996         1995
- -------------------------------------------------------------------
Nonequity Residual Interests
- ----------------------------
BT 88-1                              $1,537        $309        $461
LFR-9                                 2,589         136         149
CMSC I                                8,642         104         104
FHLMC 25                              4,934           5           6
FHLMC 21                              5,361           5           5
- -------------------------------------------------------------------
                                                    559         725
- -------------------------------------------------------------------
Unconsolidated Equity Residual Interests
- ----------------------------------------
TMAC 1986-2                              67           0           0
TMAC 1987-3                             165           0           0
- -------------------------------------------------------------------

Total Residual Interests                           $559        $725
===================================================================

     Securitized Residuals and Corporate REMIC Residual Interests - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                                                    FIXED RATE RESIDUALS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  June 30, 1996
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust     May 29, 1991    99.990%     $1,537       1-A    $  9,722        $     0          7.35%   Jan 1, 2013
Series 1988-1                                                 1-B       8,017              0          8.50%   Apr 1, 2014
(BT 88-1)                                                     1-C      34,769         14,617          8.75%   Apr 1, 2018
Feb 16, 1988                                                  1-D      47,492         13,669          8.63%   Apr 1, 2018
                                                                     --------        -------
                                                                     $100,000        $28,286
- -------------------------------------------------------------------------------------------------------------------------
2) L F Rothschild     Nov 7, 1990   100.000%     $2,589         A    $ 11,000        $     0    Zero Coupon   Jan 1, 2019
Trust 9                                                         B      22,000              0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                         C      54,000          9,041    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                     D      32,850          3,856    Zero Coupon   Jan 1, 2019
                                                                E      30,000              0    Zero Coupon   Jan 1, 2019
                                                                R         150            150  Residual Bond   Jan 1, 2019
                                                                     --------        -------
                                                                     $150,000        $13,047
- -------------------------------------------------------------------------------------------------------------------------
3) Collateralized    Dec 21, 1988    44.000%     $4,462       I-1    $291,000        $     0          7.95%   Feb 1, 2009
Mortgage             Mar 23, 1989    44.000%      4,180       I-2     194,000         10,266          9.45%   May 1, 2013
Securities Corp.                     -------     ------    I-3(Z)      15,000         35,588          9.45%   Feb 1, 2017
Series I (CMSC I)        Subtotal    88.000%     $8,642              --------        -------
Jan 28, 1987                         =======     ======              $500,000        $45,854

- -------------------------------------------------------------------------------------------------------------------------
4) Federal Home      Jun 22, 1989    55.000%     $4,934      25-A    $105,923        $     0          9.00%  Nov 15, 2018
Loan Mortgage                                                25-B      51,002              0          9.50%  Nov 15, 2005
Corporation                                                  25-C      53,028              0          9.50%  Mar 15, 2011
Series 25                                                    25-D      46,414              0          9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E      50,936              0          9.50%  May 15, 2016
Dec 1, 1988                                                  25-F      76,167          5,862          9.50%  Dec 15, 2018
                                                             25-G      43,940         43,940          9.50%  Feb 15, 2020
                                                             25-H      72,490              0          7.90%  Feb 15, 2020
                                                                R         100             10  Residual Bond  Feb 15, 2020
                                                                     --------       --------
                                                                     $500,000        $49,812
- -------------------------------------------------------------------------------------------------------------------------
5) Federal Home       Jan 5, 1989    62.500%     $5,361      21-A  $  140,645        $     0          8.90%  Jan 15, 1998
Loan Mortgage                                                21-B     216,267              0          8.90%  Feb 15, 2004
Corporation                                                  21-C     101,503              0          9.10%  Jan 15, 2006
Series 21                                                    21-D      93,376              0          9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E     122,951              0          9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F     240,408              0          9.45%  Sep 15, 2011
                                                             21-Z      84,750         87,895          9.50%  Jan 15, 2020
                                                                R         100              9  Residual Bond  Jan 15, 2020
                                                                   ----------       --------
                                                                   $1,000,000        $87,904
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

     On April 22, 1996, the Company sold its 100% equity residual interest in TMAC CMO Trust 1986-1 for $450,000. This investment has been carried at zero so that the entire amount of the sales proceeds is reflected as a gain on disposition of investments in the second quarter of 1996 and the assets and liabilities of this Owner Trust Residual are no longer included in the consolidated financial statements.

     Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interests in which the Company holds an interest at June 30, 1996 are set forth below:

                                                  EQUITY RESIDUAL INTERESTS
- -------------------------------------------------------------------------------------------------------------------------
                                                                          CMO Bond Data (100% of Issue)
                                                        -----------------------------------------------------------------
Name of Issuer                                      TIS               Initial  June 30, 1996
and Series/                   TIS              Purchase             Principal      Principal
CMO Issue                Purchase      TIS %      Price      Bond     Balance        Balance           Bond        Stated
Date                         Date  Ownership     ($000)     Class      ($000)         ($000)         Coupon      Maturity
- -------------------------------------------------------------------------------------------------------------------------
1) Collateralized    Aug 31, 1988    98.000%     $4,810         A    $275,000        $     0          8.00%   Jun 1, 2006
Mortgage              Aug 8, 1990     2.000%         47         B      77,200              0          8.50%   Jun 1, 2008
Obligation                          --------     ------         C     108,300              0          8.50%   Dec 1, 2010
(CMOT 28)                           100.000%     $4,857         Z      39,500         81,800          8.45%   Jun 1, 2017
May 29, 1987                        ========     ======              --------       --------
                                                                     $500,000        $81,800
- -------------------------------------------------------------------------------------------------------------------------
2) TMAC 1986-2       Jun 18, 1993    44.990%        $67       2-A    $ 72,600        $ 6,260     LIBOR+.60%  Mar 20, 2018
Dec 10, 1986                                                  2-B      27,400          2,363    25.11987% -  Mar 20, 2018
                                                                     --------       --------
                                                                     $100,000        $ 8,623    (2.00959) x LIBOR
- -------------------------------------------------------------------------------------------------------------------------
3) TMAC 1987-3       Jun 18, 1993    44.767%       $165       3-A    $ 55,070        $     0     LIBOR+.60%  Apr 20, 2013
Mar 30, 1987                                                  3-B      72,135              0          7.50%  Apr 20, 2009
                                                              3-C      18,535              0          8.31%  Jan 20, 2011
                                                              3-D      39,765              0          8.58%  Jul 20, 2013
                                                           3-E(Z)       9,495         20,911          9.00%  Apr 20, 2018
                                                                     --------       --------
                                                                     $195,000        $20,911
- -------------------------------------------------------------------------------------------------------------------------
Total Collateralized Mortgage Obligations                                           $111,334
=========================================================================================================================

     CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                                           CMO COLLATERAL
- -----------------------------------------------------------------------------------------------------------------
                                                        CMO Collateral Data (100% of Issue)
                                  -------------------------------------------------------------------------------
                                                                Weighted  June 30, 1996      Current     Weighted
                                                                 Average     Collateral     Weighted      Average
                                    Residual                       Pass-      Principal      Average    Remaining
Residual                            Interest      Type of        Through        Balance       Coupon    Months to
Series                                Type      Collateral          Rate         ($000)         Rate     Maturity
- -----------------------------------------------------------------------------------------------------------------
Equity Residual Interests
- -------------------------
CMOT 28                              Fixed         FNMA            8.50%        $79,921        9.10%        247.4
TMAC 1986-2                          Fixed         FHLMC           9.50%          8,623       10.10%        224.0
TMAC 1987-3                          Fixed         FHLMC           9.08%         20,911        9.80%        228.0

Nonequity Residual Interests
- ----------------------------
BT 88-1                              Fixed         GNMA            9.00%         26,752        9.50%        249.0
LFR-9                                Fixed         FNMA            9.50%         12,773       10.20%        263.0
CMSC I                               Fixed         FNMA            9.50%         42,738       10.10%        231.2
FHLMC 25                             Fixed         FHLMC           9.50%         49,812       10.30%        259.8
FHLMC 21                             Fixed         FHLMC           9.50%         87,904       10.20%        261.8
=================================================================================================================

Note 5 - Interest Only (IO) Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds.
Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
- ------------------------
(In thousands)
                                                            Book Value
                                                    --------------------------
Name and Issuer                           Purchase      June 30,  December 31,
and Series                                   Price          1996          1995
- ------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                $8,203        $1,896        $2,112
Pru Home Mtg Corp Series 1992-7              4,776           909           796
Bear Stearns Mtg Sec Series 1992-1           2,720           258           242
- ------------------------------------------------------------------------------
                                                          $3,063        $3,150
==============================================================================


     Certain characteristics of the Company's IO Bonds are on the following table:

                                              INTEREST ONLY BONDS
- -------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                              ---------------------------------------------------------------
                                                              Weighted  June 30, 1996     Current    Weighted
Name of Issuer                            TIS                  Average     Collateral    Weighted     Average
and Series/                   TIS    Purchase                     Pass      Principal     Average   Remaining
CMO Issue                Purchase       Price     Type of      Through        Balance      Coupon   Months to
Date                         Date      ($000)  Collateral   Rate to IO         ($000)        Rate    Maturity
- -------------------------------------------------------------------------------------------------------------
1) FNMA             July 30, 1992      $8,203        FNMA      49.58 -         $4,651       8.95%       300.0
Series 1992-123                                                (5.67 x
Class S                                                         LIBOR)
July 25, 1992
- -------------------------------------------------------------------------------------------------------------
2) Prudential        Mar 27, 1992      $4,776         NON      0.5693%        $53,733       8.81%       299.0
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
- -------------------------------------------------------------------------------------------------------------
3) Bear Stearns      May 28, 1992      $2,720         NON      0.3174%         $6,830       9.41%       234.0
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
=============================================================================================================

Note 6 - Operating Real Estate Assets

     During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The purchase price of these properties was $29,305,000. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. At June 30, 1996, the carrying value of operating real estate assets (in thousands) consisted of:

          Land                                        $  4,989
          Buildings and Improvements                    24,036
          Personal Property                                795
                                                     ---------
               Total                                    29,820
          Less Accumulated Depreciation                   (711)
                                                     ---------
               Net                                     $29,109
                                                     =========

Note 7 - Notes Payable on Real Estate

     As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. Some of the assumed debt remains in the name of the seller, but the Company is servicing the debt and receives all of the economic benefits from the properties. In addition, new secured debt of $1,815,000 was obtained. As of June 30, 1996, notes payable on real estate consisted of:

                        Principal                                                        Monthly
                          Balance          Basis of       Current                      Principal
                         June 30,          Interest      Interest             Due   and Interest
Property                     1996              Rate          Rate            Date        Payment
- ------------------------------------------------------------------------------------------------
Shady Lane             $1,373,122             Fixed        7.844%    Dec. 1, 2014        $11,967

River Oaks              6,570,750     11th District        7.976%     May 1, 1996         46,151
                                          COFI + 3%

Villa San Marcos        6,010,899   1 year Treasury        8.375%    Jan. 1, 1999         49,304
                                          Bill + 3%

Four Creeks - I         1,806,578             Fixed        8.160%    Dec. 1, 2005         13,521

Four Creeks - II        4,500,000        Prime Rate        9.750%   June 30, 1996         36,562
                                            + 1.25%
- ------------------------------------------------------------------------------------------------
Total                 $20,261,349                                                       $157,505
================================================================================================

     The Company is in the process of obtaining refinancing of the River Oaks, Villa San Marcos and Four Creeks - II loans. It is anticipated that the new financing will be in place before the end of the 3rd quarter of 1996. The amount to be refinanced will be adequate to retire the entire then outstanding amount on these loans.

Note 8 - Short-Term Debt

     Short-term debt is due within 360 days after the end of the quarter. At June 30, 1996 the Company owed $2,052,500 under two repurchase agreements. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at June 30, 1996 was 6.993%. The debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $2,840,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  GENERAL

     The Company historically invested in the Residual Interests of CMOs and other mortgage-related assets ("Structured Securities"). The mortgage collateral underlying the CMOs in the Company's portfolio of Residual Interests are mortgage-backed certificates issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Beginning in 1994 the Company changed its investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. Accordingly, during 1995 the Company sold a majority of its investments in Structured Securities and acquired a portfolio of four income-producing residential real estate properties. As the Company continues to dispose of its Structured Securities, the Company expects that increasing portions of its assets and revenues will be related to its investments in multifamily real estate.

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

                           RESULTS OF OPERATIONS

     The Company had net income of $64,000, or $0.01 per share, for the quarter ended June 30, 1996. This compares to net income of $190,000, or $0.03 per share, for the quarter ended June 30, 1995. For the six months ended June 30, 1996, the Company had a net loss of $297,000, or $0.03 per share. This compares to net income of $553,000, or $0.07 per share, for the six months ended June 30, 1995. The Company did not pay a dividend in the six months ended June 30 of either year.

     Interest from mortgage certificates is a declining amount based on the principal amount outstanding, which has been declining due to scheduled amortizations and prepayments of the underlying mortgage loans. Interest expense on CMOs also declines from year to year in proportion to the declining principal amount outstanding. Therefore, the net interest margin (interest from mortgage certificates less interest on CMOs) remained essentially constant between the two years. As a result of the sale of the residual interest in TMAC CMO Trust 1986-1 in April 1996, interest from mortgage certificates and interest on CMOs declined significantly in the quarter ended June 30, 1996 because the accounts of this Owner Trust Residual are no longer included in the consolidated financial statements. In the previous quarter ended March 31, 1996, interest income included $518,000 and interest expense included $438,000 from TMAC CMO Trust 1986-1.

     Income from Residual Interests and Interest Only bonds declined sharply in the three and six months ended June 30, 1996 as compared to the prior year because of the sales in the third and fourth quarter of 1995 of a significant portion of the portfolio of these investments. The sale of these investments took place in order to fund the purchase of multifamily real estate projects.

     Real Estate operations showed a profit of $3,000 in the three months ended June 30, 1996. In the six months ended June 30, 1996 real estate operations incurred a loss of $19,000. However, cash flow (income from real estate operations plus depreciation and amortization) was $172,000 in the June 1996 quarter and $320,000 in the six months ended June 30, 1996. The results for the three and six months ended June 30, 1995 are not truly comparable as the Company commenced its real estate operations in the first and second quarters of 1995.

     On June 27, 1996, the Board of Directors announced that as of July 1, 1996 the Company will be a self-administered Real Estate Investment Trust and will no longer be managed by TIS Financial Services, Inc. Prior to that date, the Manager oversaw the operations of the Company pursuant to a management agreement. For the quarter ended June 30, 1996, the Company incurred management fees of $39,000. This compares to management fees of $42,671 and Residual Interest Administrative Fees of $22,500 for the second quarter of 1995. The Residual Interest Administrative Fee was discontinued as of January 1, 1996.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage-related assets.

     The Company currently has agreements with two investment banking firms to borrow funds under repurchase agreements. At June 30, 1996 the Company had borrowings outstanding under these agreements totaling $2,052,500.
This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $2,840,000,000. The Company's other borrowings are notes payable secured by multifamily housing properties as described in note 7.

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

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.   Legal Proceedings
          -----------------
          Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Registrant's Annual Meeting of Shareholders was held on May 13,
          1996.

          With respect to the election of three Class II directors to serve for three years, the results were 6,477,618 shares for, 1,183,970 shares against, and 444,292 shares not voted.

          With respect to a proposal to ratify the appointment of Arthur Andersen LLP as the independent accounts of the Company for the fiscal year ending December 31, 1996, the results were 7,405,351 shares for, 130,122 votes against, 126,115 shares abstaining and 444,292 shares not voted.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          The following Form 8-K reports were filed during the quarter ended June 30, 1996:

          Current Report on Form 8-K under Item 5 - Other Events, dated June 27, 1996 reporting that (i) as of July 1, 1996 the Company will be a self-administered REIT and will no longer be managed by TIS Financial Services, Inc.; (ii) the Company has entered into a three-year employment agreement with Lorraine O. Legg, the Company's Chairman and President, and a two-year employment agreement with John E. Castello, the Company's Executive Vice President and Chief Financial Officer, and a Facilities and Expense Sharing Agreement with TIS Financial Services, Inc.;
          (iii) the resignation by Patricia M. Howe as Chairman of the Board of Directors, to continue as a Director of the Company; and
          (iv) approval by the Board of Directors of a technical amendment to the By-Laws to permit the Company to set the term of its executives' employment according to the terms of approved employment contracts.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TIS MORTGAGE INVESTMENT COMPANY



  August 13, 1996             By:  /s/ Lorraine O. Legg
- ------------------               ------------------------
       Date                      Lorraine O. Legg, Chairman, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


  August 13, 1996             By:  /s/ John E. Castello
- ------------------               ------------------------
       Date                      John E. Castello, Executive Vice
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)