Form 10-Q
period 1996-09-30
TIS MORTGAGE INVESTMENT CO
filed 1996-11-14
CIK 833088

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                             ______________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES  X         NO
                                -----         -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

            CLASS OF COMMON STOCK     OUTSTANDING AT NOVEMBER 13, 1996
            ---------------------     --------------------------------
              $.001 PAR VALUE               8,105,880 SHARES

                        TIS MORTGAGE INVESTMENT COMPANY

                                     INDEX


                         Part I.  Financial Information


                                                                   Page Number
Item 1.  Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income
    Three months and nine months ended September 30, 1996 and 1995      3

  Condensed Consolidated Balance Sheets
    September 30, 1996 and December 31, 1995                            4

  Condensed Consolidated Statements of Cash Flows
    Nine months ended September 30, 1996 and 1995                       5

  Notes to Condensed Consolidated Financial Statements                  6


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                   12

                          Part II.  Other Information

Item 1.  Legal Proceedings                                              14

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 6.  Exhibits and Reports on Form 8-K                               14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   Three Months Ended     Nine months Ended
                                                      September 30           September 30
                                                   ------------------     -----------------
                                                    1996       1995        1996       1995
                                                   ------     -------     ------     ------
MORTGAGE RELATED ASSETS
Interest
      Mortgage Certificates, net                   $1,746     $ 3,615     $6,102     $11,182
      Short-term Investments                            1          43         15          93
      Residual Interests                               16          25          5       1,515
      Interest Only (IO) Bonds                        118         145        338         935
      Commercial Securitizations                        0          34          0          89
Valuation Reserve Reduction                           129         158        539         381
Gain (Loss) on Sales of Investments                     0      (1,267)       450      (1,241)
                                                   ------     -------     ------     -------
      Income from Mortgage Related Assets           2,010       2,753      7,449      12,954
                                                   ------     -------     ------     -------

REAL ESTATE OPERATIONS
Rental and Other Income                             1,012         631      3,018       1,396
Operating and Maintenance Expenses                   (401)       (270)    (1,045)       (523)
Depreciation and Amortization                        (178)       (150)      (517)       (345)
Interest on Real Estate Notes Payable                (431)       (254)    (1,294)       (537)
Property Taxes                                        (85)        (61)      (264)       (117)
      Loss from Real Estate Operations                (83)       (104)      (102)       (126)
                                                   ------     -------     ------     -------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
      Interest                                      1,862       3,686      6,549      12,093
      Administration Fees                              16          34         53         118
      Deferred Bond Issuance Costs                     26          93        124         228
Short-term Debt                                        37          82        118         360
      Total Interest and CMO Related Expenses       1,941       3,895      6,844      12,799
                                                   ------     -------     ------     -------

OTHER EXPENSES
Management and Residual
      Interest Administration Fees                      0          50         77         165
General and Administrative                            331         323      1,068         930
      Total Other Expenses                            331         373      1,145       1,095
                                                   ------     -------     ------     -------
Net Loss                                            ($345)    ($1,619)     ($642)    ($1,066)
                                                   ======     =======     ======     =======

Net Loss per Share Outstanding                     ($0.04)     ($0.20)    ($0.08)     ($0.13)

Dividends Declared per Share                        $0.02       $0.00      $0.02       $0.00

Weighted Average Shares Outstanding                 8,106       8,106      8,106       8,106



See Notes to Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                             SEPTEMBER 30,    DECEMBER 31,
                                                  1996            1995
                                             -------------    ------------
                                              (Unaudited)
ASSETS
Mortgage Related Assets
      Mortgage Certificates, net                $ 75,432        $109,752
      Residual Interests                             524             725
      Interest Only (IO) Bonds                     3,012           3,150
      Commercial Securitizations                     183             191
      Reserve for Loss on Investments             (3,109)         (4,277)
                                                --------        --------
            Total Real Estate Investments         76,042         109,541
                                                --------        --------

Operating Real Estate Assets                      29,039          29,384
                                                --------        --------

Other Assets
      Cash and Cash Equivalents                      286             198
      Restricted Cash                              1,634           2,728
      Accrued Interest and Accounts
       Receivable                                    686           1,672
      Deferred Bond Issuance Costs                   620           1,414
      Other Assets                                   679             310
                                                --------        --------
            Total Other Assets                     3,905           6,322
                                                --------        --------

            Total Assets                        $108,986        $145,247
                                                ========        ========

LIABILITIES
Collateralized Mortgage Obligations, net        $ 73,174        $108,438
Accounts Payable and Accrued Liabilities             699             593
Accrued Interest Payable                           1,098           1,755
Notes Payable on Real Estate                      20,399          20,362
Short-term Debt                                    1,960           2,118
Dividend Payable                                     162               0
                                                --------        --------
            Total Liabilities                     97,492         133,266
                                                --------        --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized;
      8,105,880 shares issued and
      outstanding                                      8               8
Additional Paid-in Capital                        74,696          74,696
Unrealized Loss on Investments                    (1,927)         (2,244)
Retained Deficit                                 (61,283)        (60,479)
                                                --------        --------
            Total Shareholders' Equity            11,494          11,981
                                                --------        --------

            Total Liabilities and
             Shareholders' Equity               $108,986        $145,247
                                                ========        ========


See Notes to Consolidated Financial Statements

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                               --------------------
                                                                                 1996        1995
                                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                               ($  642)    ($1,066)
Adjustments to Reconcile Net Income to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation and Amortization of Operating Real Estate Assets           512         345
            Other Depreciation and Amortization                                     647       1,219
            Valuation Reserve Provision                                            (539)        382
            Gain on Sales of Investments                                           (450)     (1,241)
            Increase (Decrease) in Accrued Interest and Accounts Receivable        (274)       (499)
            Decrease (Increase) in Other Assets                                    (375)        198
            Decrease in Accounts Payable and Accrued Liabilities                    105          94
            Decrease in Accrued Interest Payable                                   (261)       (227)
                                                                               --------    --------
                  Net Cash Used in Operating Activities                          (1,277)       (795)
                                                                               --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                        (158)     (5,343)
Increase (Decrease) in Notes Payable on Real Estate                                  37      14,084
Principal Payments on CMO's                                                     (14,695)    (17,567)
                                                                               --------    --------
                  Net Cash Used in Financing Activities                         (14,816)     (8,826)
                                                                               --------    --------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease in Restricted Cash                                                     536         258
Investment in Real Estate Assets                                                   (166)    (21,268)
Proceeds from Sales of Investments                                                  450       8,904
Principal Reduction in Mortgage Certificates                                     14,676      16,719
Principal Reduction in Residual Interests                                            67       1,191
Principal Reduction in IO Bonds                                                     610       2,159
Principal Reduction in Commercial Securitizations                                     8          98
                                                                               --------    --------
                  Net Cash Provided by Investment Activities                     16,181       8,061
                                                                               --------    --------


Net Increase (Decrease) in Cash and Cash Equivalents                                 88      (1,560)
Cash and Cash Equivalents at Beginning of Period                                    198       1,718
                                                                               --------    --------

Cash and Cash Equivalents at End of Period                                     $    286    $    158
                                                                               ========    ========

See Notes to Consolidated Financial Statements

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiary and its partnership interests in real estate assets.
All significant intercompany balances and transactions have been eliminated. In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These condensed consolidated financial statements should be read in conjunction with the December 31, 1995 consolidated financial statements and notes thereto.

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

          PRINCIPLES OF CONSOLIDATION - In 1995 the Company sold its economic interest in TIS Mortgage Acceptance Corporation ("TISMAC") through the sale of the residual interest certificate and optional redemption rights in the underlying trust. The Company has retained its legal ownership of TISMAC. As a result of this transaction, the Company no longer has risk or reward of ownership and therefore the accounts of TISMAC are not included in the consolidated balance sheet at December 31, 1995 and the results of operations of that company are included in the 1995 consolidated statement of operations only through the date of sale. In addition, under generally accepted accounting principles, the Company consolidates assets and liabilities of Owner Trust Residuals when over 50% equity interest in the trust is held by the Company. The portion of equity interest of each such Owner Trust Residual not owned by the Company is accounted for as minority interest. Additionally, the consolidated financial statements include the accounts underlying its interest in real estate partnerships.

          In 1996 the Company sold its economic interest in TMAC CMO Trust 1986-1 through the sale of the residual interest certificate and optional redemption rights in the underlying trust. As a result, the accounts of TMAC CMO Trust 1986-1 are not included in the consolidated balance sheet at September 30, 1996 and the results of operations of the trust are included in the 1996 consolidated statement of operations only through the date of sale.

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

          RESTRICTED CASH - Restricted cash represents the cash balances of CMOs in which the Company holds a Residual Interest and whose assets and liabilities are consolidated with those of the Company. This cash is not available to the Company or its creditors. Additionally, restricted cash includes $80,861 in property tax impound accounts.

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

NOTE 3 - MORTGAGE CERTIFICATES

          Information is presented in the table below as of September 30, 1996 and December 31, 1995 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
---------------------
(In thousands)


SEPTEMBER 30, 1996           Principal Amount of           Fair Value of              Cost Less
Residual Series            Mortgage Certificates   Mortgage Certificates   Unamortized Discount
------------------         ---------------------   ---------------------   --------------------
CMOT 28                          $ 76,749                 $ 78,740                $ 75,432
                                 ========                 ========                ========

DECEMBER 31, 1995
CMOT 28                          $ 90,046                 $ 93,958                $ 88,501
TMAC 1986-1                        21,260                   22,230                  21,251
                                 --------                 --------                --------
                                 $111,306                 $116,188                $109,752
                                 ========                 ========                ========

NOTE 4 - RESIDUAL INTERESTS

          Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
----------------------------
(In thousands)

                                                               Book Value
                                                       ----------------------------
                                            Purchase   September 30,   December 31,
Residual Series                             Price         1996            1995
---------------                             --------   -------------   ------------

Nonequity Residual Interests
----------------------------
BT 88-1                                      $1,537         $280           $461
LFR-9                                         2,589          131            149
CMSC I                                        8,642          104            104
FHLMC 25                                      4,934            5              6
FHLMC 21                                      5,361            4              5
                                             ------         ----           ----
                                                             524            725
                                                            ----           ----
Unconsolidated Equity Residual Interests
----------------------------------------
TMAC 1986-2                                      67            0              0
TMAC 1987-3                                     165            0              0
                                             ------         ----           ----


Total Residual Interests                                    $524           $725
                                                            ====           ====

          SECURITIZED RESIDUALS AND CORPORATE REMIC RESIDUAL INTERESTS - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                             FIXED RATE RESIDUALS

                                                                                 CMO BOND DATA (100% OF ISSUE)
                                                            ----------------------------------------------------------------------
NAME OF ISSUER                                   TIS                  INITIAL        SEPT. 30, 1996
 AND SERIES/          TIS                      PURCHASE              PRINCIPAL          PRINCIPAL
 CMO ISSUE          PURCHASE        TIS %       PRICE      BOND       BALANCE            BALANCE         BOND            STATED
   DATE               DATE        OWNERSHIP     ($000)     CLASS       ($000)             ($000)        COUPON          MATURITY
--------------    ------------    ---------     ------     -----     ----------      --------------  -------------     -----------
1) Bankers Trust   May 29, 1991      99.990%     $1,537      1-A      $    9,722           $     0             7.35%    Jan 1, 2013
Series 1988-1                                                1-B           8,017                 0             8.50%    Apr 1, 2014
(BT 88-1)                                                    1-C          34,769            14,060             8.75%    Apr 1, 2018
Feb 16, 1988                                                 1-D          47,492            12,692             8.63%    Apr 1, 2018
                                                                      ----------           -------
                                                                      $  100,000           $26,752
                                                                      ----------           -------

2) L F Rothschild   Nov 7, 1990     100.000%     $2,589        A      $   11,000           $     0      Zero Coupon     Jan 1, 2019
Trust 9                                                        B          22,000                 0      Zero Coupon     Jan 1, 2019
(LFR-9)                                                        C          54,000             8,527      Zero Coupon     Jan 1, 2019
Dec 2, 1988                                                    D          32,850             3,424      Zero Coupon     Jan 1, 2019
                                                               E          30,000                 0      Zero Coupon     Jan 1, 2019
                                                               R             150               150    Residual Bond     Jan 1, 2019
                                                                      ----------           -------
                                                                      $  150,000           $11,951
                                                                      ----------           -------

3) Collateralized  Dec 21, 1988      44.000%     $4,462      I-1      $  291,000           $     0             7.95%    Feb 1, 2009
Mortgage           Mar 23, 1989      44.000%      4,180      I-2         194,000             6,325             9.45%    May 1, 2013
                                    -------      ------
Securities Corp.       Subtotal      88.000%     $8,642      I-3(Z)       15,000            36,429             9.45%    Feb 1, 2017
                                    =======      ======               ----------           -------
Series I (CMSC I)                                                     $  500,000           $42,754
Jan 28, 1987                                                          ----------           -------

4) Federal Home    Jun 22, 1989      55.000%     $4,934     25-A      $  105,923           $     0             9.00%   Nov 15, 2018
Loan Mortgage                                               25-B          51,002                 0             9.50%   Nov 15, 2005
Corporation                                                 25-C          53,028                 0             9.50%   Mar 15, 2011
Series 25                                                   25-D          46,414                 0             9.50%   Feb 15, 2014
(FHLMC 25)                                                  25-E          50,936                 0             9.50%   May 15, 2016
Dec 1, 1988                                                 25-F          76,167             2,883             9.50%   Dec 15, 2018
                                                            25-G          43,940            43,940             9.50%   Feb 15, 2020
                                                            25-H          72,490                 0             7.90%   Feb 15, 2020
                                                               R             100                10    Residual Bond    Feb 15, 2020
                                                                      ----------           -------
                                                                      $  500,000           $46,833
                                                                      ----------           -------

5) Federal Home     Jan 5, 1989      62.500%     $5,361     21-A      $  140,645           $     0             8.90%   Jan 15, 1998
Loan Mortgage                                               21-B         216,267                 0             8.90%   Feb 15, 2004
Corporation                                                 21-C         101,503                 0             9.10%   Jan 15, 2006
Series 21                                                   21-D          93,376                 0             9.25%   Jun 15, 2007
(FHLMC 21)                                                  21-E         122,951                 0             9.35%   Feb 15, 2009
Nov 30, 1988                                                21-F         240,408                 0             9.45%   Sep 15, 2011
                                                            21-Z          84,750            82,397             9.50%   Jan 15, 2020
                                                               R             100                 8    Residual Bond    Jan 15, 2020
                                                                      ----------           -------
                                                                      $1,000,000           $82,405
                                                                      ----------           -------

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

          On April 22, 1996, the Company sold its 100% equity residual interest in TMAC CMO Trust 1986-1 for $450,000. This investment had been carried at zero so that the entire amount of the sales proceeds is reflected as a gain on disposition of investments in the second quarter of 1996 and the assets and liabilities of this Owner Trust Residual are no longer included in the consolidated financial statements.

          Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interests in which the Company holds an interest at September 30, 1996 are set forth below:

                           EQUITY RESIDUAL INTERESTS

                                                                                 CMO BOND DATA (100% OF ISSUE)
                                                            ----------------------------------------------------------------------
NAME OF ISSUER                                    TIS                  INITIAL        SEPT. 30, 1996
 AND SERIES/           TIS                      PURCHASE              PRINCIPAL          PRINCIPAL
 CMO ISSUE           PURCHASE        TIS %       PRICE      BOND       BALANCE            BALANCE         BOND            STATED
   DATE                DATE        OWNERSHIP     ($000)     CLASS       ($000)             ($000)        COUPON          MATURITY
--------------     ------------    --------      ------     -----       --------      --------------  -----------     ------------
1) Collateralized  Aug 31, 1988      98.000%     $4,810        A       $275,000           $     0           8.00%    Jun 1, 2006
Mortgage            Aug 8, 1990       2.000%         47        B         77,200                 0           8.50%    Jun 1, 2008
Obligation                          -------      ------
(CMOT 28)                           100.000%     $4,857        C        108,300                 0           8.50%    Dec 1, 2010
May 29, 1987                        =======      ======
                                                               Z         39,500            77,748           8.45%    Jun 1, 2017
                                                                       --------          --------
                                                                       $500,000          $ 77,748
                                                                       --------          --------
2) TMAC 1986-2     Jun 18, 1993      44.990%     $   67      2-A       $ 72,600          $  6,008      LIBOR+.60%   Mar 20, 2018
Dec 10, 1986                                                 2-B         27,400             2,267    25.11987% -    Mar 20, 2018
                                                                       --------          --------    (2.00959) x    LIBOR
                                                                       $100,000          $  8,275
                                                                       --------          --------

3) TMAC 1987-3     Jun 18, 1993      44.767%     $  165      3-A       $ 55,070          $      0      LIBOR+.60%   Apr 20, 2013
Mar 30, 1987                                                 3-B         72,135                 0           7.50%   Apr 20, 2009
                                                             3-C         18,535                 0           8.31%   Jan 20, 2011
                                                             3-D         39,765                 0           8.58%   Jul 20, 2013
                                                             3-E(Z)       9,495            19,891           9.00%   Apr 20, 2018
                                                                       --------          --------
                                                                       $195,000          $ 17,891
                                                                       --------          --------
Total Collateralized Mortgage Obligations                                                $105,914
                                                                                         ========

          CMO COLLATERAL - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                 CMO COLLATERAL

                                                                            CMO COLLATERAL DATA (100% OF ISSUE)
                                                                ---------------------------------------------------------
                                                                   WEIGHTED    SEP.T 30, 1996     CURRENT     WEIGHTED
                                                                    AVERAGE      COLLATERAL      WEIGHTED      AVERAGE
                                           RESIDUAL                  PASS-        PRINCIPAL       AVERAGE     REMAINING
RESIDUAL                                   INTEREST    TYPE OF      THROUGH        BALANCE        COUPON      MONTHS TO
SERIES                                       TYPE     COLLATERAL      RA            ($000)         RATE        MATURITY
--------                                  ----------  ----------   ----------  ---------------   ----------   ----------
Equity Residual Interests
-------------------------
CMOT 28                                       Fixed         FNMA       8.50%          $76,749        9.10%          236.0
TMAC 1986-2                                   Fixed        FHLMC       9.50%            8,275       10.10%          226.0
TMAC 1987-3                                   Fixed        FHLMC       9.08%           18,891        9.80%          222.0

Nonequity Residual Interests
----------------------------
BT 88-1                                       Fixed         GNMA       9.00%           25,553        9.50%          229.0
LFR-9                                         Fixed         FNMA       9.50%           11,875       10.20%          248.0
CMSC I                                        Fixed         FNMA       9.50%           40,313       10.10%          218.0
FHLMC 25                                      Fixed        FHLMC       9.50%           46,833       10.30%          244.0
FHLMC 21                                      Fixed        FHLMC       9.50%           82,405       10.20%          245.0

NOTE 5 - INTEREST ONLY (IO) BONDS

     IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)

                                                            Book Value
                                                     --------------------------
Name and Issuer                            Purchase  September 30,  December 31,
and Series                                   Price        1996           1995
---------------                            --------  -------------  -----------
FNMA Series 1992-123 Class S                $8,203       $1,850        $2,112
Pru Home Mtg Corp Series 1992-7              4,776          906           796
Bear Stearns Mtg Sec Series 1992-1           2,720          256           242
                                            ------       ------        ------
                                                         $3,012        $3,150


     Certain characteristics of the Company's IO Bonds are on the following table:

                              INTEREST ONLY BONDS

                                                                COLLATERAL DATA (% OF IO HELD BY TIS)
                                                   ------------------------------------------------------------------
                                                                WEIGHTED     SEPT. 30, 1996     CURRENT     WEIGHTED
NAME OF ISSUER                         TIS                      AVERAGE        COLLATERAL       WEIGHTED    AVERAGE
AND SERIES/              TIS         PURCHASE                     PASS          PRINCIPAL        AVERAGE    REMAINING
CMO ISSUE              PURCHASE        PRICE        TYPE OF       THROUGH        BALANCE          COUPON    MONTHS TO
DATE                     DATE         ($000)       COLLATERAL    RATE TO IO       ($000)           RATE     MATURITY
-----------------     -------------   --------     ----------    ----------   --------------     --------   ---------
1) FNMA               July 30, 1992     $8,203          FNMA      49.58 -           $ 4,520        8.95%       297.0
Series 1992-123                                                   (5.67 x
Class S                                                             LIBOR)
July 25, 1992

2) Prudential          Mar 27, 1992     $4,776           NON       0.5693%          $51,724        8.81%       296.0
Home Mortgage                                         AGENCY
Corporation
Series 1992-7
March 1, 1992

3) Bear Stearns        May 28, 1992     $2,720           NON       0.3174%          $ 5,323        9.41%       238.0
Mortgage                                              AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992


NOTE 6 - OPERATING REAL ESTATE ASSETS

     During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The purchase price of these properties was $29,305,000. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. At September 30, 1996, the carrying value of operating real estate assets (in thousands) consisted of:

Land                            $ 4,989
Buildings and Improvements       24,036
Personal Property                   902
                                -------
Total                            29,927
Less Accumulated Depreciation      (888)
                                -------
Net                             $29,039
                                =======

NOTE 7 - NOTES PAYABLE ON REAL ESTATE

     As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. Some of the assumed debt remains in the name of the seller, but the Company is servicing the debt and receives all of the economic benefits from the properties. In addition, new secured debt of $1,815,000 was obtained. In August 1996, the River Oaks and Four Creeks - II loans were retired and replaced with interim financing totaling $11,235,000. This interim financing, as well as the Villa San Marcos loan, are expected to be refinanced on a long-term basis in the fourth quarter of 1996.
As of September 30, 1996, notes payable on real estate consisted of:

                        Principal                                                       Monthly
                         Balance            Basis of       Current                      Principal
                      September 30,         Interest      Interest       Due           and Interest
Property                  1996                Rate          Rate         Date            Payment
----------            -------------      -------------    --------   ------------      ------------
Shady Lane              $ 1,365,845            Fixed        7.844%   Dec. 1, 2014        $ 11,967

River Oaks                6,665,796            Fixed        7.93%        Interim           44,050
                                             COFI + 3%

Villa San Marcos          5,995,024      1 year Treasury    8.375%   Jan. 1, 1999          49,304
                                             Bill + 3%

Four Creeks - I           1,802,444            Fixed        8.160%   Dec. 1, 2005          13,521

Four Creeks - II          4,569,204            Fixed        7.93%        Interim           30,194
                       ------------                                                      --------
Total                   $20,398,313                                                      $149,036
                       ============                                                      ========


NOTE 8 - SHORT-TERM DEBT

     Short-term debt is due within 360 days after the end of the quarter. At September 30, 1996 the Company owed $1,959,500 under two repurchase agreements. All of the borrowings had initial terms of one month, are renewed on a month-to-month basis and have a floating rate of interest which is tied to the one month LIBOR rate. The weighted average interest rate of these borrowings at September 30, 1996 was 6.991%. The debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $2,760,000.

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

                             RESULTS OF OPERATIONS

     The Company had a net loss of $345,000, or $0.04 per share, for the quarter ended September 30, 1996. This compares to a net loss of $1,619,000 or $0.20 per share, for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, the Company had a net loss of $642,000, or $0.08 per share. This compares to a net loss of $1,066,000, or $0.13 per share, for the nine months ended September 30, 1995. The Company did not pay a dividend in the nine months ended September 30 of either year. However, at its meeting of September 10, 1996, the Board of Directors declared a dividend of $0.02 per share payable December 31, 1996 to shareholders of record on December 13, 1996.

     Interest from mortgage certificates is a declining amount based on the principal amount outstanding, which has been declining due to scheduled amortizations and prepayments of the underlying mortgage loans. Interest expense on CMOs also declines from year to year in proportion to the declining principal amount outstanding. Therefore, the net interest margin (interest from mortgage certificates less interest on CMOs) remained essentially constant between the two years. As a result of the sale of the residual interest in TMAC CMO Trust 1986-1 in April 1996, interest from mortgage certificates and interest on CMOs declined significantly in the nine months ended September 30, 1996 because the accounts of this Owner Trust Residual are no longer included in the consolidated financial statements. In the quarter ended March 31, 1996, interest income included $518,000 and interest expense included $438,000 from TMAC CMO Trust 1986-1.

     Income from Residual Interests and Interest Only bonds declined sharply in the three and nine months ended September 30, 1996 as compared to the prior year because of the sales in the third and fourth quarter of 1995 of a significant portion of the portfolio of these investments. The sale of these investments took place in order to fund the purchase of multifamily real estate projects.

     Real Estate operations showed a loss of $83,000 in the three months ended September 30, 1996. In the nine months ended September 30, 1996 real estate operations incurred a loss of $102,000. However, cash flow (income from real estate operations plus depreciation and amortization) was $95,000 in the September 1996 quarter and $415,000 in the nine months ended September 30, 1996. The results for the three and nine months ended September 30, 1995 are not truly comparable as the Company commenced its real estate operations the course of 1995.

     On June 27, 1996, the Board of Directors announced that as of July 1, 1996 the Company will be a self-administered Real Estate Investment Trust and will no longer be managed by TIS Financial Services, Inc. Prior to that date, the Manager oversaw the operations of the Company pursuant to a management agreement. As a result, for the quarter ended September 30, 1996, the Company incurred no management fees. In the third quarter of 1995, the Company incurred management fees of $28,134 and residual interest administrative fees of $22,500. The Residual Interest Administrative Fee was discontinued as of January 1, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage-related assets.

     The Company currently has agreements with two investment banking firms to borrow funds under repurchase agreements. At September 30, 1996 the Company had borrowings outstanding under these agreements totaling $1,959,500. This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $2,760,000. The Company's other borrowings are notes payable secured by multifamily housing properties as described in note 7.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

              Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

              Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

              Exhibit 27 Financial Data Schedule
              No reports were filed on Form 8-k reports were filed during the quarter ended September 30, 1996:

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TIS MORTGAGE INVESTMENT COMPANY



     November 13, 1996              BY:  /s/ Lorraine O. Legg
 -------------------------             --------------------------------------
           Date                        Lorraine O. Legg, Chairman, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)



     November 13, 1996               BY: /s/ John E. Castello
 --------------------------             --------------------------------------
           Date                         John E. Castello, Executive Vice
                                        President and Chief Financial Officer
                                        (Principal Financial Officer)