Form 10-K/A
period 1995-12-31
TIS MORTGAGE INVESTMENT CO
filed 1997-01-21
CIK 833088

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

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

                        ______________________________

       Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X       No
                                          ---         ---

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes       No  X
                  ---      ---

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

                             PRELIMINARY STATEMENT
                             ---------------------


          This Form 10-K/A is being filed by TIS Mortgage Investment Company (the "Company") in order to (1) provide additional information regarding long-term debt in Item 6. Selected Financial Data, (2) to provide additional information on Mortgage Related Assets and Principal Payments on CMOs and additional information on Real Estate markets in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          In addition, the Company is including the signature indication in this filing for Item 14, Financial Statements and Report of Arthur Andersen LLP, Independent Public Accountants.

          In accordance with the rules of the Securities and Exchange Commission, the Company has amended and restated in its entirety Items 6 and 7 as well as the Report of Arthur Andersen LLP in Item 14 of its previously filed Annual Report on Form 10-K for its fiscal year ended December 31, 1995 under cover of this Form 10-K/A.

PART II,  ITEM 6. SELECTED FINANCIAL DATA

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


(IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------

                                                           YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------
                                             1995        1994        1993         1992        1991
                                        -----------------------------------------------------------
STATEMENT OF OPERATIONS  DATA
Income
 Interest Income on Mortgage               $ 13,735    $18,298     $ 36,873     $ 54,337    $64,307
   Certificates
 Interest Income on Residual Interests        1,483      3,650          186        2,001     10,248
 Income from PO Bonds                             0          0            0          107         15
 Income from IO Bonds                         1,128      2,208        1,997        1,983          0
 Income from Commercial
   Securitizations                               89         51            0            0          0
 Interest on Short-term Investments             115        126          179          400        539
 Gain (Loss) on Sales of
   Mortgage Related Assets                   (2,385)         0            0        1,391          0
 Valuation Reserve Reduction (Provision)        541       (398)           0            0          0
 Loss from Real Estate Operations              (289)         0            0            0          0
 Other Income                                    30         60           89          123        154
 Total Income                                14,447     23,995       39,324       60,342     75,263
Expenses
 Interest Expense on CMOs                    14,749     18,987       38,323       52,747     61,909
 Interest Expense on Short-term Debt            429        509          568          781        284
 Write-downs of Mortgage Assets                   0          0       12,388       25,047          0
 Amortization of Deferred Bond
   Issuance Costs                               276        351        1,857        1,638        741
 Administrative and
   Management Expenses                        1,572      1,611        1,920        1,624      2,949
 Total Expenses                              17,026     21,458       55,056       81,837     65,883

Minority Interest                                 0          0          172          108       (215)

Income (Loss) Before Cumulative Effect
 of Change in Accounting for Real
 Estate Investments                          (2,579)     2,537      (15,560)     (21,387)     9,165

Cumulative Effect of Change in
 Accounting for Real Estate Investments           0          0       (9,879)           0          0

Net Income (Loss)                           ($2,579)   $ 2,537     ($25,439)    ($21,387)   $ 9,165

Net Income (Loss) per Share
  Before Cumulative Effect of Change in
  Accounting for Real Estate Investments     ($0.32)     $0.31       ($1.92)      ($2.64)     $1.13
  Cumulative Effect of Change in
  Accounting for Real Estate Investments       0.00       0.00        (1.22)        0.00       0.00

Net Income (Loss)                            ($0.32)     $0.31       ($3.14)      ($2.64)     $1.13
Dividends Declared per Share                  $0.00      $0.02        $0.20        $0.61      $1.34
Weighted Average Shares Outstanding           8,106      8,106        8,106        8,103      8,100
---------------------------------------------------------------------------------------------------


(IN THOUSANDS)                                              DECEMBER 31
                                   ----------------------------------------------------------
                                        1995        1994        1993        1992       1991
                                   ----------------------------------------------------------
BALANCE SHEET DATA
 Mortgage Certificates, net           $109,752    $163,817    $250,015    $460,438   $643,176
 Residual Interests                        725       8,675      11,919      22,648     59,646
 PO Bonds                                    0           0           0           0      4,796
 IO Bonds                                3,150       9,794      12,212      26,614          0
 Commercial Securitizations                191       1,194           0           0          0
 Reserve for Loss on Investments        (4,277)     (4,818)     (3,852)          0          0
 Operating Real Estate Assets           29,384         395           0           0          0
 Total Assets                          145,247     188,957     300,190     545,645    735,835
 Total Liabilities                     133,266     172,864     284,410     502,881    666,628
 Notes Payable on Real Estate           20,362           0           0           0          0
 Short-term Debt                         2,118       8,325      11,745      17,957      7,131
 Minority Interest                           0           0           0       1,275      1,428
 Total Shareholders' Equity             11,981      16,093      15,780      41,489     67,779
---------------------------------------------------------------------------------------------

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


CASH FLOW ANALYSIS
(IN THOUSANDS)                          1995        1994       1993       1992
--------------------------------------------------------------------------------
Beginning Cash Balance                $  1,718    $   680    $   903    $  1,902
Cash Received:
 Mortgage Related Assets                 6,412     10,926     16,111      20,949
 Short-term Investments                      0          0          0       1,835
 Sale of Mortgage Related Assets        10,751          0          0       6,008
 Increase to Short-term Debt                 0          0          0      10,826
 Increase in Real Estate Notes          20,362          0          0           0
Cash Disbursements:
 Cash Expenses                          (3,348)    (5,074)    (3,687)     (2,566)
 Real Estate Assets                    (29,490)         0          0           0
 Dividends                                   0       (162)    (2,026)     (7,291)
 Reinvestments                               0     (1,232)    (4,409)    (30,760)
 Decrease to Short-term Debt            (6,207)    (3,420)    (6,212)          0
--------------------------------------------------------------------------------
Ending Cash Balance                   $    198    $ 1,718    $   680    $    903
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

        The Company had a net loss of $2,579,000, or $0.32 per share, for the year ended December 31, 1995. For the year ended December 31, 1994 it had net income of $2,537,000, or $0.31 per share. For the year ended December 31, 1993 it had a net loss of $25,439,000, or $3.14 per share. The 1993 loss included $9,879,000, or $1.22 per share, as the cumulative effect of a change in accounting for mortgage related assets occasioned by the Company's decision to adopt SFAS No. 115 as of its fiscal year ended December 31, 1993. Additionally, the 1993 net loss included write-downs of Structured Securities of $12,388,000. No dividends were declared for 1995. The Company declared dividends totaling $162,000 for 1994, or $0.02 per share as compared with $1,621,000 for 1993, or
$0.20 per share. The 1994 dividend of $0.02 per share was declared to minimize the Company's corporate income taxes.

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


(In thousands)                               1995       1994       Change
                                           --------    -------    --------
Interest Income from Mortgage              $ 13,313    $17,518    ($4,205)
 Certificates
Amortization of Market Discount                 522        780       (258)
                                           --------    -------    -------
Net Interest Income                          13,735     18,298     (4,563)
                                           --------    -------    -------

Interest Expense on CMOs                     13,086     17,528     (4,442)
Amortization of Original Issue Discount       1,663      1,459        204
                                           --------    -------    -------
Net Interest Expense                         14,749     18,987     (4,328)
                                           --------    -------    -------

Net Interest Margin                         ($1,014)     ($689)     ($325)
                                           ========    =======    =======


        Net interest margin continues to be negative because of the retirement of some of the lower coupon bonds leaving primarily bonds which bear an interest rate equal to or close to the mortgage rate.

        The reserve for loss on investments was reduced by $541,000 in 1995 in relation to the decline in the amounts of principal outstanding in the underlying residual series.

        In the first partial year of real estate operations, the Company's income from real estate operations before depreciation and amortization ("Funds from Operations") was $88,000. However, real estate operations after depreciation and amortization showed a loss of $289,000. The first year of real estate operations relates to properties acquired in a series of four closings throughout 1995 and therefore does not constitute a full year of operations. During the year, the Company made some needed improvements to the properties while increasing average occupancy rates by 5%. The Company believes that the demographics of the California Central Valley are favorable for the ownership of apartments. The population growth rate in the San Joaquin Valley has been higher than the California Average in most years since 1970. Per capita housing stock has decline since 1980 implying that housing stock growth has lagged population growth over that period. Overall, the San Joaquin valley has fewer apartment buildings per capita, relative to the rest of the State. The Company believes that it has acquired its properties at levels below current replacement cost or the development cost of new competitive apartments. These factors should all favorably influence the Company's ability to maintain adequate levels of occupancy at attractive rental rates At the same time, the Company anticipates improved results from real estate operations in future years as much of the secured real estate debt is expected to be refinanced in 1996 at lower interest rates.

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

(In thousands)                               1994       1993       Change
                                           --------    -------    --------
Interest Income from Mortgage              $17,518      $33,160     ($15,642)
 Certificates
Amortization of Market Discount                780        3,713       (2,933)
                                           -------      -------      -------
Net Interest Income                         18,298       36,873      (18,575)
                                           -------      -------      -------

Interest Expense on CMOs                    17,528       33,302      (15,774)
Amortization of Original Issue Discount      1,459        5,021       (3,562)
                                           -------      -------      -------
Net Interest Expense                        18,987       38,323      (19,336)
                                           -------      -------      -------

Net Interest Margin                       ($   689)    ($ 1,450)    $    761
                                           =======      =======      =======

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

        Because of the Company's accounting policy of consolidating Owner Trust Residuals when over 50% equity interest in the trust is held by the Company, the consolidated balance sheet includes mortgage certificates issued by these trusts and the collateralized mortgage obligations of the trusts. The Company receives significant cash flows from principal payments on the mortgage certificates. However, these inflows are essentially offset by outflows required to pay the collateralized mortgage obligations. The amounts involved in the three years ended December 31, 1993, 1994 and 1995 are shown in the table below (in thousands):


      MORTGAGE CERTIFICATES
      Principal Outstanding - December 31, 1992              $468,793
      Principal Reduction - Year Ended December 31, 1993      214,136
                                                             --------
      Principal Outstanding - December 31, 1993               254,657
      Principal Reduction - Year Ended December 31, 1994       86,978
                                                             --------
      Principal Outstanding - December 31, 1994               167,679
      Principal Reduction - Year Ended December 31, 1995       21,885
      Principal Amount Sold - Year Ended December 31, 1995     34,488
                                                             --------

      Principal Outstanding - December 31, 1995              $111,306
                                                             ========
      COLLATERALIZED MORTGAGE OBLIGATIONS
      Principal Outstanding - December 31, 1992              $491,284
      Principal Reduction - Year Ended December 31, 1993      213,672
                                                             --------
      Principal Outstanding - December 31, 1993               277,612
      Principal Reduction - Year Ended December 31, 1994      108,308
                                                             --------
      Principal Outstanding - December 31, 1994               169,304
      Principal Reduction - Year Ended December 31, 1995       22,627
      Principal Amount Sold - Year Ended December 31, 1995     32,787
                                                             --------

      Principal Outstanding - December 31, 1995              $113,890
                                                             ========


     During the year ended December 31, 1995, the Company sold certain of its residual interests, IO bonds, commercial securitizations and its economic interest in TIS Mortgage Acceptance Corporation ("TISMAC"). These sales were made in order to provide funds for the acquisition of four multifamily housing properties in California's Central Valley. The results of these sales are summarized in the following table:


(in thousands)                  Sales Price   Amortized Cost   Gain (Loss)
-------------------------------------------------------------------------
Residual Interests                  $ 5,247          $ 6,277      ($1,030)
IO Bonds                              3,703            4,845      ( 1,142)
Commercial Securitizations            1,016              899          118
TISMAC                                  785            1,116         (331)
-------------------------------------------------------------------------

Total                               $10,751          $13,137      ($2,385)
=========================================================================

          Management of the Company believes that the cash flow from operations and availability of repurchase agreements are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including required payment of dividends to its shareholders, which must equal at least 95% of the Company's taxable income in order for the Company to qualify as a REIT.


NET INTEREST INCOME ANALYSIS

                                              1995                             1994                             1993
                               --------------------------------------------------------------------------------------------------
                                             AVERAGE    AVERAGE               AVERAGE    AVERAGE               AVERAGE    AVERAGE
(IN THOUSANDS)                    INTEREST   BALANCE     RATE      INTEREST   BALANCE     RATE      INTEREST   BALANCE      RATE
---------------------------------------------------------------------------------------------------------------------------------
Interest Income
Mortgage Certificates              $13,735   $147,131      9.34%    $18,298   $194,679      9.40%    $36,873   $361,602     10.20%
  Residual Interests                 1,483      4,644     31.93%      3,650     10,239     35.65%        186     16,411      1.13%
  Interest Only Bonds                1,128      6,781     16.64%      2,208     11,762     18.77%      1,997     21,078      9.47%
  Other                                204      4,060      5.02%        177      9,840      1.80%        179     16,372      1.09%
---------------------------------------------------------------------------------------------------------------------------------
    Interest Income                 16,550    162,616     10.18%     24,333    226,520     10.74%     39,235    415,463      9.44%

Interest Expense
  Collateralized Mort-
    gage Obligations                14,749    145,017     10.17%     18,987    199,572      9.51%     38,323    376,933     10.17%
  Short-term Debt                      429      5,676      7.56%        509     10,020      5.08%        568     15,371      3.70%
---------------------------------------------------------------------------------------------------------------------------------
    Interest Expense                15,178    150,693     10.07%     19,496    209,592      9.30%     38,891    392,304      9.91%

Net Interest Income                $ 1,372                 0.84%    $ 4,837                 2.14%    $   344                 0.08%
=================================================================================================================================

The above tables summarize the amount of interest expense, the average amounts outstanding of interest-bearing assets and liabilities, and the average effective interest rates.

    The table below summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume.

                                   1995  -  1994                       1994  -  1993                        1993  -  1992
                           ------------------------------   -----------------------------------   ---------------------------------
(IN THOUSANDS)               RATE      VOLUME     TOTAL       RATE        VOLUME       TOTAL        RATE       VOLUME       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Interest Income
 Mortgage Certificates     ($  124)   ($4,439)   ($4,563)    ($2,693)    ($15,882)    ($18,575)     $2,837    ($20,301)   ($17,464)
 Residual Interests        (   347)   ( 1,820)   ( 2,167)      3,507          (43)       3,464     ( 1,023)       (792)     (1,815)
 Interest Only Bonds       (   229)   (   851)   ( 1,080)        384         (173)         211         (74)         88          14
 Other                          40    (    13)        27          (5)           3           (2)       (362)         34        (328)
----------------------------------------------------------------------------------------------------------------------------------
  Interest Income             (660)   ( 7,123)   ( 7,783)      1,193     ( 16,095)    ( 14,902)      1,378    ( 20,971)   ( 19,593)

Interest Expense
CMOs                         1,430    ( 5,668)   ( 4,238)    ( 2,323)    ( 17,013)    ( 19,336)      6,081    ( 20,505)   ( 14,424)
Short-term Debt            (   715)       635        (80)       (832)         773          (59)       (132)        (81)       (213)
----------------------------------------------------------------------------------------------------------------------------------
  Interest Expense         (   307)   ( 5,033)   ( 4,318)    ( 3,155)    ( 16,240)    ( 19,395)      5,949    ( 20,586)   ( 14,637)

Net Interest Income        ($1,375)   ($2,090)   ($3,465)     $4,348      $   145      $ 4,493     ($4,571)   ($   385)   ($ 4,956)
==================================================================================================================================

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


/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP

San Francisco, California,
March 4, 1996

                                   SIGNATURES

          Pursuant to the requirements of Section 12b-15 under the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TIS MORTGAGE INVESTMENT COMPANY

Date: January 21, 1997                 By: /s/ Lorraine O. Legg
                                           -----------------------
                                           Lorraine O. Legg,
                                           Chief Executive Officer