Form 10-K405
period 1996-12-31
TIS MORTGAGE INVESTMENT CO
filed 1997-04-09
CIK 833088

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 26, 1997, there were 8,105,880 shares of Common Stock outstanding and the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on that date of the shares on the New York Stock Exchange as reported on the Composite Tape) was approximately $9,119,000.

                      Documents Incorporated by Reference

Specifically identified portions of the Registrant's 1997 definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference to Part III of this Annual Report on Form 10-K.

                        TIS MORTGAGE INVESTMENT COMPANY
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K

                                                                                                  Page
PART I

Item 1:   Business                                                                                   3
Item 2:   Properties                                                                                19
Item 3:   Legal Proceedings                                                                         19
Item 4:   Submission of Matters to a Vote of Security Holders                                       19

PART II

Item 5:   Market for the Registrant's Common Equity and Related Shareholder Matters                 20
Item 6:   Selected Financial Data                                                                   22
Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations     23
Item 8:   Financial Statements and Supplementary Data                                               31
Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      31

PART III

Item 10:  Information about Directors and Executive Officers of the Registrant                      31
Item 11:  Executive Compensation                                                                    31
Item 12:  Security Ownership of Certain Beneficial Owners and Management                            31
Item 13:  Certain Relationships and Related Transactions                                            31

PART IV

Item 14:  Exhibits, Financial Statements and Reports on Form 8-K                                    32

          IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, BELIEFS, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1997 AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.


                                    PART I

ITEM 1.  BUSINESS.

                                 INTRODUCTION

GENERAL

          TIS Mortgage Investment Company, a Maryland corporation (the "Company" or the "Registrant") which, unless otherwise indicated, refers to the Company and its interests in certain real estate partnerships, and its subsidiary, TIS Mortgage Acceptance Corporation, a Delaware corporation ("TISMAC"), was incorporated on May 11, 1988. In 1995, the Company sold the residual interest certificate and optional redemption rights related to the trust representing its economic interest in TISMAC. The accounting for this transaction had the effect of deconsolidating TISMAC from the consolidated financial statements of the Company at December 31, 1995 and 1996. The Company has retained its legal ownership of TISMAC. Until 1994, the Company sought to generate income for distribution to its shareholders primarily through acquisition of Structured Securities (as hereinafter defined). "Structured Securities" include (i) residual interests ("Residual Interests"), principal only bonds ("PO Bonds") and interest only bonds ("IO Bonds") in collateralized mortgage obligations ("CMOs"), which entitle the Company to certain cash flows from collateral pledged to secure such securities; (ii) Mortgage Certificates ("Mortgage Certificates"), which include securities collateralized by or representing equity interests in mortgage loans secured by first liens on single family residences, multiple family residences or commercial real estate ("Mortgage Loans"); (iii) CMOs; and (iv) Commercial Securitizations ("Commercial Securitizations"), which include debt obligations that are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate, accounts and other collateral. Beginning in 1994, the Company changed its investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. Accordingly, during 1995, the Company sold a majority of its investments in Structured Securities and acquired a portfolio of four income-producing residential real estate properties. As the Company continues to dispose of its Structured Securities, the Company expects that an increasing proportion of its assets and revenues will be related to its investments in multifamily real estate.

          The Company may experience losses on its remaining Structured Securities during periods of high prepayment rates on mortgages, as previously experienced in 1992 and 1993. Monthly cash flows on the Company's Structured Securities are comprised of both interest income and a partial return of principal.

          The Company's investment policy is controlled by its Board of Directors. The By-Laws of the Company require that a majority of the members of the Board of Directors must be persons who are not employed by, or receiving any compensation (except for serving as a director) from, the Company ("Unaffiliated Directors").

          On July 1, 1996 the Company became a self-administered Real Estate Investment Trust ("REIT"). Prior to that date, the Company had entered into an agreement (the "Management Agreement") with TIS Financial Services, Inc., a Delaware corporation (the "Former Manager"), to manage the Company's day-to-day operations, subject to the supervision of the Board of Directors. For additional information concerning the management of the Company, see "Management of Operations - The Management Agreement" below.

          The Company intends, for all taxable years since inception, to qualify for the tax treatment accorded to REITs under the Internal Revenue Code of 1986, as amended, (the "Code") and to make quarterly distributions to its shareholders which, in the aggregate, annually will equal at least 95% of its real estate investment trust taxable income (as defined in Section 857(b)(2) of the Code) (hereafter "REIT Taxable Income"). As a result, the Company expects that, with limited exceptions, its REIT Taxable Income distributed to its shareholders will not be subject to Federal income tax at the corporate level. See "Federal Income Tax Considerations" below.

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

          Because taxable income may exceed cash flow from certain mortgage assets in the early years after such an asset is created, the Company may realize taxable income in excess of its net cash flow in a taxable year. Since the Company must distribute substantially all of its net taxable income annually in order to maintain its status as a REIT, the Company might, in such circumstances, have to borrow funds to enable it to make such distributions.
For the fiscal year ended December 31, 1996, the Company's taxable income did not exceed the cash flows from Structured Securities.

PRIMARY BUSINESS ACTIVITY

          The Company has determined to make a substantial portion of its future investments in multifamily real properties. The acquisition strategy of the Company is to identify communities with an expanding employment base and demographics which will continue to provide economic growth. After identifying communities with a strong potential economic growth, the Company attempts to seek out those areas within a chosen community which are most likely to be positively affected by the economic growth of the community. Finally, the property sought for purchase within a given area is chosen because it is considered to be among the highest quality properties in that area and can be purchased below estimated replacement cost. Management believes that this strategy will allow income from each of the properties to rise before the properties encounter significant competition from new construction. Real property acquisitions will be opportunistic and will occur from time to time when sufficient liquid assets are available and when the potential for appreciation in value, together with current cash flow yield, is expected to provide a total return better than or equal to the Company's existing Structured Securities.

          On December 29, 1994, the Company entered into a definitive agreement to acquire four multifamily residential properties in California's Central Valley. These properties consist of 539 units together with 9.75 acres of unimproved land slated for the development of an additional 126 units. The properties were purchased in a series of closings occurring between mid-January and mid-November

1995. The aggregate purchase price for the properties was approximately $29.3 million, including existing debt assumed by the Company.

          The Company has, in years before 1994, primarily invested in the Residual Interests of single-family CMOs, which are a series of fixed rate or variable rate bonds with a wide range of maturities. CMOs are typically issued in series, which generally consist of serially maturing classes ratably secured by a single pool of Mortgage Instruments. Generally, principal payments received on the mortgage instruments securing a series of CMOs, including prepayments on such mortgage instruments, are applied to principal payments on one or more classes of the CMOs of such series on each principal payment date for such CMOs. Scheduled payments of principal and interest on the collateral securing a series of CMOs are intended to be sufficient to make timely payments of interest on such CMOs and to retire each class of such CMO by its stated maturity.

          In most CMOs, there are excess cash flows after bond payments and administrative expenses. The excess cash flows, called residuals, arise primarily from the difference between the interest received from the mortgage obligations and the interest paid on the bonds. These CMO residuals have been the primary focus of the Company. However, the Company has invested in other parts of the CMO such as IO Bonds and inverse IO Bonds. Single-family CMOs are collateralized by residential mortgages, most often in the form of mortgage-backed securities or certificates, and the bond interest and principal payments, as well as administrative costs, are covered by the interest and principal payments of the underlying mortgages. The mortgage collateral underlying the single-family CMOs in the Company's portfolio of Residual Interests and some of the IO Bonds are mortgage-backed certificates issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Some of the IO Bonds are backed by single-family loans which are not included in mortgage-backed certificates issued by these agencies.

          Monthly cash flows on the Company's mortgage assets have two components: income from the investment and a partial return of investment principal. The investment income forms the basis for payment of expenses and any distributions paid to shareholders. In most cases cash flows and income tend to be higher in early periods of ownership and lower in the later periods. The principal which is repaid is used to reduce debt or to acquire new assets. The rate of return on such new assets may be lower than the rate of return on the repaid assets.

LIMITATION ON USE OF NET OPERATING LOSS CARRYFORWARDS.

          As of December 31, 1996, the Company had a consolidated net operating loss carryforward of approximately $46 million for Federal income tax purposes. This number is based upon actual Federal consolidated income tax filings for the periods through December 31, 1995 and an estimate of the 1996 taxable loss.
Some or all of the carryforward may be available to the Company to offset, for Federal income tax purposes, the future taxable income, if any, of the Company and its wholly-owned subsidiaries, subject to the limitations and risks discussed below.

          The Company's net operating tax loss ("NOL") carryforwards will expire, if not used, in the following approximate amounts in the following years (dollars in thousands):

                     Year Ending    Amount of Carryforward
                      December 31,          Expiring
                   ----------------------------------------
                        2007                $21,626
                        2008                 12,971
                        2009                  9,327
                        2010                  1,365
                        2011                  1,000

          The future ability to use these NOLs may be limited under Internal Revenue Code Section 382 which provides that if a corporation undergoes an "ownership change," its ability to use its NOLs in the future may be limited.
An ownership change occurs when the aggregate cumulative increase in the percentage ownership of a corporation's capital stock owned by "5-percent shareholders" within any three-year testing period is more than fifty percentage points. A "5-percent shareholder" is defined as any person holding 5% or more of the fair market value of the corporation's stock at any time during the three-year testing period. All shareholders who are not 5-percent shareholders individually are aggregated into one or more public groups, each of which is considered to be a 5-percent shareholder.

          If an ownership change occurs within the meaning of Section 382, the amount of NOLs the Company may use to offset income in any future taxable year would be limited, in general, to an amount determined by multiplying the fair market value of the Company's outstanding capital stock on the ownership change date by the long-term tax-exempt rate (currently 5.5%), which is published monthly by the Internal Revenue Service.

          There could be circumstances under which an issuance by the Company of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or to convert into Common Stock) might result in an ownership change under the Code.

          The Company believes that it has not undergone an ownership change in prior years, however, the Company as of December 31, 1996, does have one 5-percent shareholder who has made changes in his stock ownership in the last three-year period. There is no assurance that this shareholder will not make additional changes in his holdings in any potential future three-year testing period which could, when combined with other changes, cause an ownership change to have occurred. In addition, if any additional shareholders become 5-percent shareholders in the future, this could cause an ownership change to occur and cause limitations to the Company on the use of its NOLs.

RISK FACTORS

1.  Risks Associated with Investments in Real Estate:
----------------------------------------------------

          The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. Income from the properties may be adversely affected by increasing unemployment rates, oversupply of competing properties, reduction in demand for properties in the area, increasing affordability of single family homes, and adverse real estate, zoning and tax laws. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) constitute fixed costs and do not decrease when circumstances cause a reduction in income from the investment. Furthermore, real estate investments are relatively illiquid and therefore, will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions.

Potential Environmental Liability
---------------------------------
          The Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances located on or in its properties. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

Uninsured Loss
--------------
          The Company carries several types of insurance. There are, however, certain types of extraordinary losses (such as losses resulting from earthquakes) that may be either uninsurable or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in and anticipated profits and cash flow from a property and would continue to be obligated on any mortgage indebtedness on the property.

Americans with Disabilities Act
-------------------------------
          The Company's properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that the properties are "public accommodations" and/or "commercial facilities" as defined by the ADA.
Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public access areas of the Company's properties, where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities to be public accommodation or commercial facilities, except portions of such facilities, such as a leasing office which is open to the public. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. If required changes involve a greater expenditure than the Company currently anticipates or if the changes must be made on a more accelerated basis than it anticipates, the Company's operations could be adversely affected.

Fair Housing Amendments Act of 1988
-----------------------------------
          The Fair Housing Amendments Act of 1988 (the "FHA") requires multifamily residential properties first occupied after March 13, 1991 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants.

Risk of Real Estate Development
-------------------------------
          The Company plans to seek selective opportunities for development. The real estate development business involves significant risks in addition to those involved in the acquisition, ownership and operation of established apartment communities. The development risks include: lack of construction financing on favorable terms and adverse changes in rental rates and occupancy rates in the market.

2.  Market Risks Relating To Mortgage Assets
--------------------------------------------

          The results of the Company's operations depend, among other things on the level of Net Cash Flows generated by the Company's Mortgage Assets. The Net Cash Flows vary primarily as a result of changes in mortgage prepayment rates, short-term interest rates, reinvestment income and borrowing costs, all of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, reinvestment income and borrowing costs depend upon the nature and terms of the Mortgage Assets, the geographic location of the properties securing the mortgage loans included in or underlying the Mortgage Assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors,
none of which can be predicted with any certainty.   The projected rate of
return to the Company on its Mortgage Assets will be based upon assumed levels of prepayments on the underlying Mortgage Instruments, assumed rates of interest or pass-through rates on the Structured Financing that bear variable interest rates, and assumed rates of reinvestment income and expenses with respect to such Structured Financing bearing variable interest rates. Prepayment rates, reinvestment income and administration expenses will affect the level of the Company's Net Cash Flows. To the extent that the assumptions employed by the Company vary from actual experience, the actual Net Cash Flows received by the Company may vary significantly from those projected by the Company as to timing and amount over the lives of such Structured Financing and from one period to another, and such returns could be negative under certain circumstances.

Prepayment Risks
----------------
          Mortgage prepayments shorten the life of the Mortgage Instruments underlying the Company's Mortgage Assets, thereby reducing the overall Net Cash Flows and causing an inherent decline in the

Company's income. Prepayments of Mortgage Instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate mortgage loans included in such Mortgage Instruments. Conversely, prepayments decrease when then current mortgage interest rates exceed the interest rates on the mortgage loans included in such Mortgage Instruments. Prepayment experience also may be affected by the geographic location of the mortgage loans included in Mortgage Instruments, the types (whether fixed or adjustable rate) and assumability of such mortgage loans, conditions in the mortgage loan, housing and financial markets, and general economic conditions.

Interest Rate Fluctuation Risks
-------------------------------
          Changes in interest rates affect the performance of the Company and its Mortgage Assets.

Risks of Decline in Net Cash Flows and Income from Mortgage Assets
------------------------------------------------------------------
          The Company's income from Mortgage assets derives primarily from the Net Cash Flows received on its Mortgage Assets which decline over time. For both tax and accounting purposes, the Company's Net Cash Flows consist of two components - one representing return of a portion of the purchase price of the Mortgage Asset (the "Cost Component") and one representing income on the investment (the "Income Component"). The Income Component will be highest in years immediately following the purchase of the Mortgage Asset and will decline over time. In addition, to the extent that actual mortgage prepayments or variable interest rates experienced exceed those assumed, this inherent decline in Net Cash Flows and income is accelerated.

Inability to Predict Effects of Market Risks
--------------------------------------------
          Because none of the above factors including changes in prepayment rates, interest rates reinvestment income, expenses and borrowing costs are susceptible to accurate projection, the Net Cash Flows generated by the Company's Mortgage Assets, and thus distributions to the Company's shareholders, cannot be predicted. The Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. To the extent that the Company's borrowings bear variable interest rates, changes in short term interest rates will significantly influence the cost of such borrowings and can result in losses in certain circumstances. The Company also may increase the amount of its available funds through the issuance of debt securities.

3.  General Risks
-----------------

Competition
-----------
          There are numerous real estate companies, insurance companies, financial institutions, pension funds and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining tenants.

Market Price of Common Stock
----------------------------
          The market price of the Company's Common Stock has been extremely sensitive to a wide variety of factors including the Company's operating results, distributions (if any), actual or perceived changes in short-term and mortgage interest rates and their relationship to each other, actual or perceived changes in mortgage prepayment rates, and any variation between the net yield on the Company's assets and prevailing market interest rates. It can be expected that the performance of the Company's income-producing properties will have an increasingly important effect on the market price of the Company's Common Stock. Any actual or perceived unfavorable changes in the real estate market and other factors may adversely affect the market price of the Company's Common Stock.

Future Offerings of Common Stock
--------------------------------
          The Company in the future may increase its capital resources by making additional offerings of its Common Stock or securities convertible into its Common Stock. The actual or perceived effect of such offerings may be the dilution of the book value or earnings per share of the Company's Common Stock which may result in the reduction of the market price of the Company's Common Stock. The Company is unable to estimate the amount, timing or nature of future sales of its Common Stock, as such sales will depend upon market conditions and other factors such as the Company's need for additional equity.

Certain Consequences of and Failure to Maintain REIT Status
-----------------------------------------------------------
          In order to maintain its qualification as a REIT for federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets and the amount of its distributions to shareholders. See "Business -- Federal Income Tax Considerations -- Qualifications of the Company as a REIT." Among other things, these restrictions may limit the Company's ability to acquire certain types of assets that it otherwise would consider desirable, limit the ability of the Company to dispose of assets that it has held for less than four years if the disposition would result in gains exceeding specified amounts, limit the ability of the Company to engage in hedging transactions that could result in income exceeding specified amounts and require the Company to make distributions to its shareholders at times that the Company may deem it more advantageous to utilize the funds available for distribution for other corporate purposes (such as the purchase of additional assets or the repayment of debt) or at times that the Company may not have funds readily available for distribution.

          The Company's operations from time to time generate taxable income in excess of its net income for financial reporting purposes. The Company also may experience a situation in which its taxable income is in excess of the actual cash receipts. See "Business -- Federal Income Tax Considerations -- Activities of the Company." To the extent that the Company does not otherwise have funds available, either situation may result in the Company's inability to distribute substantially all of its taxable income as required to maintain its REIT status. See "Business - Federal Income Tax Considerations." Alternatively, the Company may be required to borrow funds to make the required distributions which could have the effect of reducing the yield to its shareholders, to sell a portion of its assets at times or for amounts that are not advantageous, or to distribute amounts that represent a return of capital which would reduce the equity of the Company. In evaluating assets for acquisition, the Company considers the anticipated tax effects of the acquisition including the possibility of any excess of taxable income over projected cash receipts.

          If the Company should not qualify as a REIT in any tax year, it would be taxed as a regular domestic corporation and, among other consequences, distributions to the Company's shareholders would not be deductible by the Company in computing its taxable income. Any such tax liability could be substantial and would reduce the amount of cash available for distributions to the Company's shareholders. See "Business -- Federal Income Tax Considerations." In addition, the unremedied failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for the four subsequent years.

Excess Inclusion Income
-----------------------
          A portion of the distributions paid by the Company constitutes unrelated business taxable income to certain otherwise tax-exempt shareholders which will constitute a floor for the taxable income of shareholders not exempt from tax and will not be eligible for any reduction (by treaty or otherwise) in the rate of income tax withholding in the case of nonresident alien shareholders. For 1996, 47.19% of the $0.02 per share distribution declared and paid in 1996 was excess inclusion income.

Marketability of Shares of Common Stock and Restrictions on Ownership
---------------------------------------------------------------------
          The Company's Articles of Incorporation prohibit ownership of its Common Stock by tax-exempt entities that are not subject to tax on unrelated business taxable income and by certain other persons (collectively Disqualified Organizations). Such restrictions on ownership exist so as to avoid imposition of a tax on a portion of the Company's income from excess inclusions.

          Provisions of the Company's Articles of Incorporation also are designed to prevent concentrated ownership of the Company which might jeopardize its qualification as a REIT under the Code. Among other things, these provisions provide (i) that any acquisition of shares that would result in the disqualification of the Company as a REIT under the Code will be void, and (ii) that in the event any person acquires, owns or is deemed by operation of certain attribution rules set out in the Code, to own a number of shares in excess of 9.8% of the outstanding shares of the Company's Common Stock ("Excess Shares"), the Board of Directors, at its discretion, may redeem the Excess Shares. In addition, the Company my refuse to effectuate any transfer of Excess Shares and certain shareholders and proposed transferees of shares, may be required to file an affidavit with the Company setting forth certain information relating generally to their ownership of the Company's Common Stock. These provisions may inhibit market activity and the resulting opportunity for the Company's shareholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of the Company's Common Stock in excess of the number of shares permitted under the Articles of Incorporation. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain (either alone or with others as a group) ownership of more than 9.8% of the outstanding shares of Common Stock. Investors seeking to acquire substantial holdings in the Company should be aware that this ownership limitation may be exceeded by a shareholder without any action on such shareholder's part in the event of a reduction in the number of outstanding shares of the Company's Common Stock.

ACQUISITION AND DISPOSITION OF STRUCTURED SECURITIES

          The Company is not in the business of trading its Structured Securities. However, from time to time the Company may dispose of them. In 1994, the Company purchased two Commercial Securitizations for $1,232,000. In 1995, the Company sold a majority of its Structured Securities with a carrying value at date of sale of $13,102,000 and reinvested the proceeds in operating real estate. The Company's only Structured Securities transaction in 1996 was the sale of its equity residual interest in TMAC CMO Trust 1986-1. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 14 below, "Exhibits, Financial Statements and Reports on Form 8-K" for details on assets acquired.

          On May 31, 1990, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus for a uniform method of accounting for Residual Interests in CMOs (Issue 89-4). The consensus, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company. As of December 31, 1993, the Company adopted the accounting method for impairment of mortgage-backed derivative investments prescribed by Statement of Financial Accounting Standards No. 115 and presented its 1993 and later financial statements in accordance therewith.

FAIR VALUE OF RESIDUAL INTERESTS AND IO BONDS

          A significant portion of the Company's revenue is currently derived from the cash flows on the Company's Residual Interests and IO Bonds. In the future, it is anticipated that most of the taxable income of the Company will be derived from its operating real estate assets. The fair value of Residual Interests and IO Bonds is the net present value of the projected future cash flows. The amount of cash flows that may be generated from these assets is uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the underlying mortgage collateral and, for Residual Interests with variable rate bond classes and IO Bonds with variable interest rates, changes in LIBOR. Information regarding the fair value of Residual Interests and IO Bonds is presented in notes to the consolidated financial statements.

CAPITAL RESOURCES

          When feasible, the Company may seek to increase the amount of funds available for its activities through various types of debt financing. The Company may seek to obtain lines of credit from independent financial institutions. The Company may also seek to raise funds through agreements pursuant to which the Company would sell Structured Securities for cash and simultaneously agree to repurchase them at a specified date for the same amount of cash plus an interest component ("Reverse Repurchase Agreements"), and through the issuance of commercial paper and other debt securities, other forms of borrowings and the issuance of additional equity securities. Short-term indebtedness would be expected to bear interest at variable rates. There can be no assurance that the Company will be able to finance assets that it wishes to acquire.

          In connection with the 1995 acquisition of four multifamily residential properties in California's Central Valley, the Company assumed and incurred mortgage obligations totaling $20,490,000 secured by such properties. Any other indebtedness incurred by the Company may be secured by the assets of the Company, including its Structured Securities.

          At December 31, 1995 and 1996, the Company had short-term borrowings of $2,117,500 and $2,067,500, respectively, in the form of repurchase agreements with Bear Stearns & Co. and Paine Webber. The weighted average interest rates on these instruments as of these dates were 7.4335% and 7.2715%, respectively. In addition, at December 31, 1996, the Company had outstanding $350,000 of interim financing at 9.75% which was provided by its principal banker.

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

          The Company has 100,000,000 authorized shares of Common Stock. The Company may increase its capital resources by making additional offerings of Common Stock. Such offerings may result in a reduction of the net tangible book value per outstanding share and a reduction in the market price of the Company's Common Stock. The Company is unable to estimate the amount, timing or nature of such future sales of its Common Stock, as such sales will depend on general market conditions and other factors.

          The Board of Directors has approved a Dividend Reinvestment and Share Purchase Plan which became effective on January 2, 1992. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased. During 1992, 5,780 shares were issued under the Plan resulting in an increase to capital of $39,000. No new shares were issued under the Plan thereafter, as all required shares have been purchased in the open market.

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

          Although the Company has no present intention to seek modification of its operating policies described herein, a majority of the Unaffiliated Directors may in the future conclude that it would be advantageous for the Company to do so and may modify such operating policies accordingly, without the consent of the shareholders.

FORMATION OF SUBSIDIARY

          On October 21, 1988, TISMAC was incorporated for the purpose of issuing CMOs directly and on June 29, 1989, issued $199,400,000 original aggregate principal amount of its Collateralized Mortgage Obligations, Series 1989-1, Classes A-F secured by $200,000,000 of GNMA I collateral. TISMAC is a wholly-owned subsidiary of the Company. In November 1995, the Company sold the residual interest certificate and optional redemption rights related to the trust representing its economic interest in TISMAC. The accounting for this transaction had the effect of deconsolidating TISMAC from the consolidated financial statements of the Company at December 31, 1995 and 1996.

COMPETITION

          The Company's multifamily real estate properties face the normal competitive pressure of most urban rental real estate projects. However, the Company's real property acquisitions have been and will continue to be opportunistic and may occur from time to time only when sufficient liquid assets are available, and when the potential for appreciation in value, together with current cash flow yield, is expected to provide a total return equal to or better than the Company's Structured Securities.

EMPLOYEES

          Until July 1, 1996, the Company had no full-time salaried employees. On that date, the Company became a self-administered REIT. As a result, the Company now directly employs three individuals, two of whom receive only a portion of their total compensation from the Company. The balance of their compensation is paid by the Company's Former Manager. In addition, the Company reimburses the Former Manager for employment expenses of personnel performing certain functions which are deemed applicable to the affairs of the Company. See "Management of Operations - Expenses".

                           MANAGEMENT OF OPERATIONS

SELF MANAGEMENT

JULY 1, 1996 AND THEREAFTER
---------------------------
          At a special meeting of the Board of Directors on June 27, 1996, the Board resolved to let the Management Agreement expire on June 30, 1996 and to have the Company become a self-administered REIT. In connection therewith, the Company entered into a Facilities and Expense Sharing Agreement ("Expense Sharing Agreement") with the Former Manager providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, Chairman and President of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years.

          The Company and the Former Manager entered into the Facilities and Expense Sharing Agreement (the "Expenses Sharing Agreement") on July 1, 1996. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with he amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days' prior written notice by either party or at such time as the parties no longer continue to share office space or other resources.

PRIOR TO JULY 1, 1996
---------------------
          The Company had entered into a Management Agreement with the Former Manager which was renewable annually. In June 1995 the Board of Directors of the Company and the Former Manager entered into a new Management Agreement through June 30, 1996. In March 1995 the Board of Directors authorized a committee composed of four Unaffiliated Directors to consider proposed revisions to the Management Agreement in light of the Company's acquisition of multifamily residential properties and recent waivers by the Unaffiliated Directors of the requirement in the Management Agreement that the Former Manager reimburse the Company for Excess Expenses (as defined). As a result, the Management Agreement approved in June 1995 increased the base management fee from .375% per annum of average invested assets to .65% thereof, changed the incentive compensation, eliminated an expense reimbursement provision, and discontinued the payment of a Residual Interest Administration Fee. These changes in the management fee became effective October 1, 1995. However, the Former Manager voluntarily waived the increase in base management fee for the fourth quarter of 1995 and first two quarters of 1996.

          Prior to becoming self managed on July 1, 1996, the Company reimbursed the Former Manager for certain expenses incurred by the Former Manager on the Company's behalf, including rent, telephone, utilities, office furniture, equipment and machinery, computers, and computer services, as well as expenses relating to accounting, bookkeeping and related administrative functions (including the employment expenses of any persons performing these functions), and fees and expenses of agents and employees employed directly by the Former Manager at the Company's expense.

          Except as set forth above, the Former Manager was required to pay employment expenses of its personnel, rent, telephone, utilities, other office expenses, certain travel and miscellaneous administrative expenses of the Former Manager and, if the Former Manager or an affiliate of the Former Manager served as bond administrator for a series of Structured Securities issued by or on behalf of the Company, all expenses incurred by the Former Manager in performing administrative services in connection with the issuance and administration of such series of Structured Securities.

                       FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

          If the Company satisfies certain tests with respect to the nature of its income, assets, management, share ownership and the amount of its distributions, and elects to be so treated, it will qualify as a real estate investment trust ("REIT") for federal income tax purposes. The Company satisfied such tests and elected to be treated as a REIT on its tax return for the year ended December 31, 1988. The Company has satisfied such tests in all subsequent years and intends to satisfy these tests in future years. As a REIT, the Company generally will not be subject to tax at the corporate level on its taxable income to the extent that it distributes at lease 95% of such taxable income to its shareholders. See "Taxation of the Company." Generally, those distributions will constitute distributions to the shareholders and will be taxable as ordinary income to the extent of the Company's earnings and profits. It is expected that distributions made by the Company will be made out of earnings and profits.

          The failure of the Company to be treated as a REIT for any taxable year would materially and adversely affect the shareholders, since the Company would be taxed as a corporation. Accordingly, the taxable income of the Company (computed without any deduction for distributions to shareholders) would be taxed to the Company at corporate rates (currently up to 35%), and the Company would be subject to any applicable minimum tax. Additionally, distributions to the shareholders would be treated as ordinary income to the extent of the Company's earnings and profits. As a result of the "double taxation" (i.e. taxation at the corporate level and subsequently at the shareholder level when earnings are distributed) the distributions to the shareholders would decrease substantially, because a large portion of the cash otherwise available for distribution to shareholders would be used to pay taxes. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

QUALIFICATION OF THE COMPANY AS A REIT

General

          In order to qualify as a REIT for federal income tax purposes, the Company must elect to be so treated and must satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions, and the ownership of the Company. The following is a discussion of those tests.

Sources of Income

          The Company must satisfy three separate income tests for each taxable year with respect to which it intends to qualify as a REIT: (i) the 75% income test, (ii) the 95% income test, and (iii) the 30% income test. Under the first test, at least 75% of the Company's gross income for the taxable year must be derived from certain qualifying real estate related sources. Income that qualifies under the 75% test includes (a) interest on obligations secured by mortgages on real property or on interests in real property (including, generally, income from regular and residual interests in REMICs), (b) rents from real property, (c) distributions from other REITs, (d) gain from the sale or other disposition of real property (including interests in real property and interests in mortgages on real property) that is not "dealer property" (i.e. property that is stock in trade, inventory, or property held primarily for sale to customers in the ordinary course of business), (e) income from the operation, and gain from the sale, of property acquired at or in lieu of a foreclosure of a mortgage ("foreclosure property") , (f) commitment fees related to mortgage loans, and (g) income attributable to the temporary investment of the Company's capital proceeds (excluding amounts received pursuant to a dividend reinvestment program) in stock or debt instruments, if such income is received or accrued during the one-year period beginning on the date of receipt of the capital proceeds ("qualified temporary investment income").

          In addition to meeting the 75% income test, at least 95% of the Company's gross income for the taxable year must be derived from items of income that either qualify under the 75% test or are from certain other types of passive investments. This is referred to as the 95% income test. Income that satisfies the 95% income test includes income from distributions, interest and gains from the sale or disposition of stock or other securities, other than stock or other securities that are dealer property.

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

          The Company anticipates that its gross income will continue to include a significant component from interest and gains on Mortgage Assets and income from short-term reinvestments, although, in future years, it is anticipated that gross income of the Company will consist principally of rents from its real estate assets. The composition and sources of the Company's income allowed the Company to satisfy the income tests for all fiscal years through December 31, 1996 and should allow the Company to satisfy the income tests during each year of its existence. If, however, the Company causes issuances of interests in real estate mortgage investment conduits ("REMICs") or issuances of certificates representing certain equity interests in mortgage instruments (such as pass-through certificates), the Company could recognize income or gain that, if excessive, could result in the Company's failure to meet the 30% income test or, if from transactions in which the Company is deemed to be a dealer, could be subject to the 100% tax on prohibited transactions. See "Taxation of the Company" below. This effectively limits both the Company's ability to issue REMIC securities directly or through wholly owned subsidiaries and its ability to issue such securities indirectly through issuance of funding notes to affiliated issuers. Further, certain short-term reinvestments may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test, and certain hedging transactions could give rise to income that, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy the 30% income test. In addition, income from Structured Securities which do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made (e.g. CMOs) may not qualify under the 75% income test. The Company intends to monitor its reinvestments and hedging transactions closely to avoid disqualification as a REIT.

Nature and Diversification of Assets

          At the end of each quarter of the Company's taxable year, at least 75% of the value of the Company's assets must be cash and cash items (including receivables), "government securities" and "real estate assets." Real estate assets include real property, Mortgage Loans, Mortgage Certificates, equity interest in other REITs, any stock or debt instrument for so long as the income therefrom is qualified temporary investment income and, subject to certain limitations, interests in REMICs. Structured Securities that do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made may not qualify as real estate assets. The balance of the Company's assets may be invested without restriction, except that holdings of the securities of any non-governmental issuer (other than a REIT or qualified REIT subsidiary) may not exceed 5% of the value of the Company's assets or 10% of the outstanding voting securities of that issuer. Securities that are qualifying assets for purposes of the 75% asset test will not be treated as securities for purposes of the 5% and 10% asset tests.

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

Distributions

          The Company must distribute as distributions to its shareholders for each taxable year an amount at least equal to (i) 95% of its "REIT taxable income" as defined below (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code, less
(iii) any excess non-cash income (as determined under the Code).

          Generally, a distribution must be made in the taxable year to which it relates. A portion of the required distribution, however, may be made in the following year (i) if the distribution is declared in October, November or December of any year, is payable to shareholders of record on a specified date in such a month, and is actually paid before February 1 of the following year; or (ii) if the distribution is declared before the date on which the Company's tax return for the taxable year is due to be filed (including extensions) and is paid on or before the first regular distribution payment date after such declaration. Further, if the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax returns by the IRS, the Company may, if the deficiency is not due to fraud with intent to evade tax or a willful failure to file a timely tax return, retroactively cure the failure by paying a deficiency dividend (plus interest).

          The Code imposes a non-deductible 4% excise tax on REITs to the extent that the "distributed amount" with respect to a particular calendar year is less than the sum of (i) 85% of the REIT's taxable income (computed pursuant to Section 857(b)(2) of the Code, but before the dividends paid deduction and excluding capital gain or loss) for such calendar year, (ii) 95% of the REIT's capital gain net income (i.e. the excess of capital gains over capital losses) for such calendar year, and (iii) the excess, if any, of the "grossed up required distribution" (as defined in Section 4981(b)(3) of the Code) for the preceding calendar year over the distributed amount for such preceding year.
For purposes of the excise tax provision, the "distributed amount" with respect to any calendar year is the sum of (i) the deduction for dividends paid during such calendar year (excluding dividends paid after the close of the taxable year under Section 858 of the Code but including distributions declared in October, November or December and paid in January, as described above), (ii) amounts on which the REIT is required to pay corporate tax and (iii) the excess, if any, of the distributed amount for the preceding year over the "grossed up required distribution" for such preceding taxable year.

          The Company intends to make distributions to its shareholders on a basis that will allow the Company to satisfy both the 95% distribution requirement and the excise tax distribution requirement. Certain factors inherent in the structure of certain mortgage-backed securities (particularly
CMOs) and the federal income tax rules for calculating income of Mortgage Assets may cause the Company to realize taxable income in excess of net cash flows in certain years. The Company intends to monitor closely the interrelationship between its pre-distribution taxable income and its cash flow and intends to borrow funds or liquidate investments in order to overcome any cash flow shortfalls if necessary to satisfy the distribution requirements.

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

TAXATION OF THE COMPANY

          For any taxable year in which the Company qualifies and elects to be treated as a REIT under the Code, the Company will be taxed at regular corporate rates (or, if less, at alternative rates in any taxable year in which the Company has an undistributed net capital gain) on its real estate investment trust taxable income ("REIT Taxable Income"). REIT Taxable Income is computed by making certain adjustments to a REIT's taxable income as computed for regular corporations. Significantly, distributions paid by a REIT to its shareholders with respect to a taxable year are deducted to the extent such distributions are not attributable to net income from foreclosure property. Thus, in any year in which the Company qualifies and elects to be treated as a REIT, it generally will not be subject to federal income tax on that portion of its taxable income that is distributed to its shareholders in or with respect to that year. In computing REIT Taxable Income, taxable income also is adjusted by (i) disallowing any corporate deduction for dividends received, (ii) disregarding any tax otherwise applicable as a result of a change of accounting period, (iii) excluding the net income from foreclosure property, (iv) deducting any tax resulting from the REIT's failure to satisfy either of the 75% or 95% income tests, and (v) excluding net income from prohibited transactions.

          Regardless of distributions to shareholders, the Company will be subject to a tax at the highest corporate rate on its net income from foreclosure property, a 100% tax on its net income from prohibited transactions, and a 100% tax on the greater of the amount by which it fails either the 75% income test or the 95% income test, less associated expenses, if the failure to satisfy either or both of such tests does not cause the REIT to fail to qualify as such. In addition, as described above, the Company will be subject to a 4% excise tax for any taxable year in which, and on the amount by which, distributions made by the Company fail to equal or exceed a certain amount determined with reference to its REIT Taxable Income. The Company is also subject to the alternative minimum tax, which is determined for REITs with reference to REIT Taxable Income as increased by tax preferences. The Company does not expect to have significant amounts of tax preference items. Accordingly, the Company anticipates that its federal tax liabilities, if any, will be minimal.

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

ITEM 2.  PROPERTIES.

          The Company's operating real estate assets consist of four multifamily apartment complexes located in California's Central Valley. All of these properties were acquired in 1995 either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Information regarding these properties is shown in the table below:

                                                                     VILLA      FOUR CREEKS
                                     SHADY LANE     RIVER OAKS    SAN MARCOS      VILLAGE
-------------------------------------------------------------------------------------------
Location                            Visalia, CA    Hanford, CA    Fresno, CA    Visalia, CA
Date of Construction                       1985           1984          1991      1986-1991

Purchase Price                       $2,105,000     $8,200,000    $9,000,000*    $9,000,000
Purchase Price per Square Foot           $40.44         $41.59        $62.44         $48.27

Notes Payable Secured by
         Real Estate                 $1,358,576     $6,665,796    $5,980,626     $6,368,238

Number of Units                              54            219           120            146
Rentable Square Feet                     52,056        197,186       144,140        186,439
Average Monthly Rent per Unit              $490           $502          $805           $711
Monthly Rent per Square Foot              $0.51          $0.56         $0.67          $0.56

Improved Land Area                   2.77 acres    11.57 acres    9.77 acres    13.34 acres
Unimproved Land Area                         --             --    9.75 acres             --

Occupancy at December 31, 1996               92%            96%           98%            96%

* In addition to acquiring the currently existing building, the Company purchased the adjoining 9.75 acres of unimproved land for $1,000,000. An additional 126 rentable units are expected to be constructed on this parcel. At the time of purchase, all requisite entitlements were in place.

          The principal executive offices of the Company and the Former Manager are located at 655 Montgomery Street, Suite 800, San Francisco, California 94111, telephone (415) 393-8000. The Company leases its office space under a lease expiring February 28, 2002 and subleases space to the Former Manager.

ITEM 3.  LEGAL PROCEEDINGS.

          At March 26, 1997, there were no material pending legal proceedings (within the meaning of the Form 10-K instructions) to which the Company or its subsidiary is a party or to which any of their respective property was subject.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

          The Company's Common Stock is listed on both the New York Stock Exchange and the Pacific Stock Exchange under the symbol "TIS." The high and low closing sales prices of shares of the Common Stock on the New York Stock Exchange for the periods indicated were as follows:

                                           HIGH     LOW
                                           -----   -----
1995
  First Quarter                            2-3/8   1-3/4
  Second Quarter                           2-1/4   1-7/8
  Third Quarter                            2-1/2   1-3/4
  Fourth Quarter                           2-1/8   1-3/8
1996
  First Quarter                            1-3/4   1-1/8
  Second Quarter                           1-5/8     7/8
  Third Quarter                            1-1/8     3/4
  Fourth Quarter                           15/16     5/8
1997
  First Quarter (through March 26, 1997)   1-3/8   11/16

--------------------

          On March 26, 1997, the closing sales price of the shares of Common Stock on the New York Stock Exchange was $1.125. On that date the Company had outstanding 8,105,880 shares of Common Stock which were held by approximately 680 shareholders of record and the total number of shareholders was approximately 6,000.

          The following table details the distributions declared and/or paid for the Company's three most recent fiscal years.

-------------------------------------------------------------------------------------------------------
Applicable                            Date     Amount                Record                     Payable
Quarter                           Declared   Declared                  Date                        Date
-------------------------------------------------------------------------------------------------------
December 31, 1994        September 7, 1994      $0.02     December 15, 1994           December 30, 1994
December 31, 1996       September 10, 1996      $0.02     December 13, 1996           December 31, 1996
-------------------------------------------------------------------------------------------------------

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

          It is anticipated that distributions generally will be taxable as ordinary income to shareholders of the Company (including, in some cases, shareholders that would otherwise be exempt from tax under the Code), although a portion of such distributions may be designated by the Company as capital gain or may constitute a return of capital. Such distributions received by shareholders of the Company will not be eligible for the dividends-received deduction so long as the Company qualifies as a REIT. The Company will furnish annually to each of its shareholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gain.

          A significant portion of the REIT Taxable Income of the Company has been derived from the Company's Structured Securities although, in future years, it is anticipated that increasing portions of the taxable income of the Company will be derived from its operating real estate assets. Taxable income is increased by non-cash credits from, among other things, the accretion of market discount on the Mortgage Certificates pledged as collateral for bonds and is decreased by non-cash expenses, including, among other things, the amortization of the issuance costs of bonds, market premium on the Mortgage Certificates pledged as collateral for bonds and the accretion of original issue discount on certain bond classes. In certain instances, the REIT Taxable Income of the Company for federal income tax purposes may differ from its net income for financial reporting purposes principally as a result of the different methods used to determine the effect and timing of recognition of such non-cash credits and expenses.

          As a result of the requirement that the Company distribute to its shareholders an amount equal to substantially all of its REIT Taxable Income in order to qualify as a REIT, the Company may be required to distribute a portion of its working capital to its shareholders or borrow funds to make required distributions in years in which on a tax basis the "non-cash" items of income (such as those resulting from the accretion of market discount on the assets owned by the Company) exceed the Company's "non-cash" expenses. In the event that the Company is unable to pay distributions equal to substantially all of its REIT Taxable Income, it will not continue to qualify as a REIT.

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The data as of and for the years ended December 31, 1996, 1995 and 1994 has been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

 (IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------
                                                                         YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                            1996       1995        1994       1993         1992
                                                          --------------------------------------------------------
  STATEMENT OF OPERATIONS  DATA
  Income
    Interest Income on Mortgage Certificates              $ 7,748    $13,735     $18,298    $ 36,873     $ 54,337
    Interest Income on Residual Interests                      52      1,483       3,650         186        2,001
    Income from PO Bonds                                        0          0           0           0          107
    Income from IO Bonds                                      455      1,128       2,208       1,997        1,983
    Income from Commercial
      Securitizations                                           0         89          51           0            0
    Interest on Short-term Investments                         16        115         126         179          400
    Gain (Loss) on Sales of
         Mortgage Related Assets                              450     (2,385)          0           0        1,391
    Valuation Reserve Reduction (Provision)                   651        541        (398)          0            0
    Loss from Real Estate Operations                         (171)      (289)          0           0            0
    Other Income                                               21         30          60          89          123
                                                          -------    -------     -------    --------     --------
    Total Income                                            9,222     14,447      23,995      39,324       60,342
  Expenses
    Interest Expense on CMOs                                8,317     14,749      18,987      38,323       52,747
    Interest Expense on Short-term Debt                       159        429         509         568          781
    Write-downs of Mortgage Assets                              0          0           0      12,388       25,047
    Amortization of Deferred Bond
      Issuance Costs                                          146        276         351       1,857        1,638
    Administrative and
      Management Expenses                                   1,503      1,572       1,611       1,920        1,624
                                                          -------    -------     -------    --------     --------
    Total Expenses                                         10,125     17,026      21,458      55,056       81,837

  Minority Interest                                             0          0           0         172          108
                                                          -------    -------     -------    --------     --------

  Income (Loss) Before Cumulative Effect
    of Change in Accounting for Real
    Estate Investments                                       (903)    (2,579)      2,537     (15,560)     (21,387)

  Cumulative Effect of Change in
    Accounting for Real Estate Investments                      0          0           0      (9,879)           0
                                                          -------    -------     -------    --------     --------

  Net Income (Loss)                                       $  (903)   $(2,579)    $ 2,537    $(25,439)    $ (21,387)

  Net Income (Loss) per Share per Share
    Before Cumulative Effect of Change in
     Accounting for Real Estate Investments               $ (0.11)   $ (0.32)    $  0.31    $  (1.92)    $   (2.64)
    Cumulative Effect of Change in
     Accounting for Real Estate Investments                  0.00       0.00        0.00       (1.22)         0.00
                                                          -------    -------     -------    --------     ---------

  Net Income (Loss)                                       $ (0.11)   $ (0.32)    $  0.31    $  (3.14)    $   (2.64)
  Distributions Declared per Share                        $  0.02    $  0.00     $  0.02    $   0.20     $    0.61
  Weighted Average Shares Outstanding                       8,106      8,106       8,106       8,106         8,103
-------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                                                   DECEMBER 31
                                           --------------------------------------------------------
                                             1996        1995        1994        1993        1992
                                           --------------------------------------------------------
BALANCE SHEET DATA
  Mortgage Certificates, net               $ 72,703    $109,752    $163,817    $250,015    $460,438
  Residual Interests                            436         725       8,675      11,919      22,648
  IO Bonds                                    2,695       3,150       9,794      12,212      26,614
  Commercial Securitizations                    183         191       1,194           0           0
  Reserve for Loss on Investments            (2,997)     (4,277)     (4,818)     (3,852)          0
  Operating Real Estate Assets               28,945      29,384         395           0           0
  Total Assets                              105,573     145,247     188,957     300,190     545,645
  Total Liabilities                          94,555     133,266     172,864     284,410     502,881
  Notes Payable on Real Estate               20,373      20,362           0           0           0
  Short-term Debt                             2,418       2,118       8,325      11,745      17,957
  Minority Interest                               0           0           0           0       1,275
  Total Shareholders' Equity                 11,018      11,981      16,093      15,780      41,489
---------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company commenced operations on August 26, 1988 in connection with its initial public offering of 8,100,000 shares of Common Stock.

INVESTMENT ACTIVITIES

         In 1994 the Company announced that it was changing its investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. As a result, during 1995 the Company sold a majority of its investments in Structured Securities and acquired a portfolio of four income-producing residential real estate properties. In the future, the Company expects that an increasing proportion of its assets and operating income (loss) will be related to investments in multifamily real estate, however, there can be no assurance that this will occur.

         The following table illustrates the Company's cash receipts, disbursements and reinvestments for the last three years.

CASH FLOW ANALYSIS

(IN THOUSANDS)                                        1996         1995        1994
------------------------------------------------------------------------------------
Beginning Cash Balance                                $   198    $  1,718    $   680
Cash Received:
  Mortgage Related Assets                               2,758       6,412     10,926
  Sale of Mortgage Related Assets                         450      10,751          0
  Increase in Short-term Debt                             300           0          0
  Increase in Real Estate Notes                            11      20,362          0
Cash Disbursements:
  Cash Expenses                                        (2,483)     (3,348)    (5,074)
  Real Estate Assets                                     (258)    (29,490)         0
  Other Assets                                           (732)          0          0
  Distributions                                          (162)          0       (162)
  Reinvestments                                             0           0     (1,232)
  Decrease to Short-term Debt                               0      (6,207)    (3,420)
------------------------------------------------------------------------------------
Ending Cash Balance                                   $    82    $    198    $ 1,718
------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

          The Company had a net loss of $903,000, or $0.11 per share, for the year ended December 31, 1996. For the year ended December 31, 1995 it had a net loss of $2,579,000, or $0.32 per share. For the year ended December 31, 1994 it had net income of $2,537,000, or $0.31 per share. The Company declared distributions totaling $162,000 for 1996, or $0.02 per share. No distributions were declared for 1995. The Company declared distributions totaling $162,000 for 1994, or $0.02 per share. The 1996 and 1994 distributions of $0.02 per share were declared to minimize the Company's corporate income taxes.

1996 COMPARED TO 1995

          1996 was the first full year of the Company's real estate operations which arose from the change in the Company's investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. In the first full year of real estate operations, the Company's income from real estate operations before depreciation and amortization relating to real properties ("Funds from Operations") was $534,000. However, real estate operations after depreciation and amortization resulted in a loss of $171,000. This compares to 1995 Funds from Operations of $88,000 and a loss from operations after depreciation and amortization of $289,000. During 1995, the Company made some needed improvements to the properties while increasing average occupancy rates by 5%. At December 31, 1996, the Company's multifamily real estate had an overall occupancy rate of 96%. The Company believes that the demographics of the California Central Valley are favorable for the ownership of apartments. The population growth rate in the San Joaquin Valley has been higher than the California average in most years since 1970. Per capita housing stock has declined since 1980 implying that housing stock growth has lagged population growth over that period. Overall, the San Joaquin Valley has fewer apartment buildings per capita, relative to the rest of the State. The Company believes that it has acquired its properties at levels below current replacement cost or the development cost of new competitive apartments. These factors should all favorably influence the Company's ability to maintain adequate levels of occupancy at attractive rental rates.

          Because of the sale in 1995 of the majority of its investments in Structured Securities, income from mortgage related assets declined from $14,736,000 in 1995 to $9,393,000 in 1996. Interest from mortgage certificates declined based on the principal amount outstanding, which has been declining due to scheduled amortizations and prepayments of the underlying mortgage loans. Interest expense on CMOs also declined from year to year in proportion to the declining principal amount outstanding. As a result of the sale of the residual interest in TMAC CMO Trust 1986-1 in April 1996, interest from mortgage certificates and interest on CMOs declined significantly during the year ended December 31, 1996 because the accounts of this Owner Trust Residual are no longer included in the consolidated financial statements. The investment had been carried at zero so that the entire amount of the sales proceeds of $450,000 is reflected as a gain on sale of mortgage related assets.

          Net interest margin (interest income from Mortgage Certificates net of interest expense on CMOs) increased in 1996 to a net interest expense of $569,000 from net interest expense of $1,014,000 in 1995. The improvement is primarily due to the sale of the Company's economic interest in TMAC CMO Trust 1986-1 which, in recent years, has had a negative net interest margin. However, net interest margin continues to be negative because of the retirement of some of the lower coupon bonds leaving primarily bonds which bear an interest rate approximating the mortgage rate. Below is a summary of net interest margin for the years ended December 31, 1996 and 1995.

(In thousands)                                                   1996       1995       Change
                                                                ------     -------    --------
Interest Income from Mortgage Certificates                      $7,433     $13,313     $(5,880)
Amortization of Market Discount                                    315         522        (207)
                                                                ------     -------     -------
Net Interest Income                                              7,748      13,735      (5,987)
                                                                ------     -------     -------

Interest Expense on CMOs                                    7,343      13,086      (5,743)
Amortization of Original Issue Discount                       974       1,663        (689)
                                                           ------     -------     -------
Net Interest Expense                                        8,317      14,749      (6,432)
                                                           ------     -------     -------
Net Interest Margin                                        $ (569)    $(1,014)    $   445
                                                           ======     =======     =======

          The reserve for loss on investments was reduced by $1,280,000 in 1996. Of this amount, $629,000 represents the reserve for loss on TMAC CMO Trust 1986-1 which was reversed as a result of the sale during 1996. The remaining reduction of $651,000 relates to the decline in the amount of principal outstanding of CMOT 28, the Company's remaining consolidated equity residual interest.

          Interest expense on short-term debt decreased from $429,000 in 1995 to $159,000 in 1996. This is the result of a decrease in the average amount of short-term debt outstanding from $5,676,000 in 1995 to $2,145,000 in 1996 as well as a decrease in the weighted average interest rate from 7.56% in 1995 to 7.44% in 1996.

          Management fees declined to $77,000 in 1996 from $220,000 in 1995 because of the June 30, 1996 termination of the Management Agreement, at which time the Company became a self-administered REIT. General and administrative expense increased by $144,000 in 1996 to $1,356,000 primarily due to increases in legal expenses relating to the termination of the Management Agreement and shareholder matters.

1995 COMPARED TO 1994

          The nature of the Company's operations changed radically in 1995 because of the change in investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley.
As a result, during 1995, the Company sold a majority of its investments in Structured Securities and acquired a portfolio of four income-producing residential real estate properties. Income from Residual Interests and Interest Only Bonds declined by more than half because these investments were included in the Company's portfolio for only a portion of the year. Sales of these investments resulted in a loss of $2,385,000 although $1,048,000 of this loss had been previously recognized as a reduction of shareholders' equity.

          Net interest margin (interest income from Mortgage Certificates net of interest expense on CMOs) declined in 1995 to a net interest expense of $1,014,000 from net interest expense of $689,000 in 1994 as shown in the following table. The primary cause of the decline was a change in the method of amortization of original issue discount on CMOT 28 to a method that better relates amortization to principal reductions. Below is a summary of net interest margin for the years ended December 31, 1995 and 1994.

(In thousands)                                              1995        1994     Change
                                                          --------    --------   -------
Interest Income from Mortgage Certificates                 $13,313    $17,518    $(4,205)
Amortization of Market Discount                                522        780       (258)
                                                           -------    -------    -------
Net Interest Income                                         13,735     18,298     (4,563)
                                                           -------    -------    -------

Interest Expense on CMOs                                    13,086     17,528     (4,442)
Amortization of Original Issue Discount                      1,663      1,459        204
                                                           -------    -------    -------
Net Interest Expense                                        14,749     18,987     (4,328)
                                                           -------    -------    -------
Net Interest Margin                                        $(1,014)   $  (689)   $  (325)
                                                           =======    =======    =======

          Net interest margin continued to be negative because of the retirement of some of the lower coupon bonds leaving primarily bonds which bear an interest rate approximating the mortgage rate.

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

          Interest expense on repurchase agreements decreased from $509,000 in 1994 to $429,000 in 1995. This is the result of a decrease in the average amount of debt outstanding from $10,020,000 in 1994 to $5,676,000 in 1995. However, this reduction was offset by an increase in the weighted average interest rate from 5.08% in 1994 to 7.56% in 1995. Management and residual interest administration fees remained essentially constant in 1995, because of the somewhat increased level of average invested assets related to real estate acquisitions offset by a $10,000 decline in the 1995 residual interest administration fee. In 1995, the Company incurred management fees of $130,000 and residual interest administration fees of $90,000 as compared to fees of $121,000 and $100,000, respectively, in 1994. General and administrative expense declined from $1,229,000 in 1994 to $1,212,000 in 1995 because of overall economies on the part of the Company and the Former Manager in 1995.

            During the year ended December 31, 1995, the Company sold certain of its Residual Interests, IO bonds, commercial securitizations and its economic interest in TISMAC. These sales were made in order to provide funds for the acquisition of four multifamily housing properties in California's Central Valley. The results of these sales are summarized in the following table:

(in thousands)                  Sales Price   Amortized Cost   Gain (Loss)
-------------------------------------------------------------------------
Residual Interests                  $ 5,247          $ 6,277      $(1,030)
IO Bonds                              3,703            4,845       (1,142)
Commercial Securitizations            1,016              899          118
TISMAC                                  785            1,116         (331)
-------------------------------------------------------------------------
Total                               $10,751          $13,137      $(2,385)
-------------------------------------------------------------------------

NET INTEREST INCOME ANALYSIS

                                         1996                             1995                              1994
                            ------------------------------   -------------------------------   ---------------------------------
                                        AVERAGE    AVERAGE               AVERAGE     AVERAGE               AVERAGE      AVERAGE
(IN THOUSANDS)              INTEREST    BALANCE     RATE      INTEREST   BALANCE       RATE     INTEREST   BALANCE        RATE
--------------------------------------------------------------------------------------------------------------------------------
Interest Income
Mortgage Certificates        $ 7,748    $74,316     10.43%     $13,735    $147,131      9.34%    $18,298    $194,679      9.40%
  Residual Interests              52        575      9.03%       1,483       4,644     31.93%      3,650      10,239     35.65%
  Interest Only Bonds            455      2,998     15.19%       1,128       6,781     16.64%      2,208      11,762     18.77%
  Other                           16      2,645      0.61%         204       4,060      5.02%        177       9,840      1.80%
--------------------------------------------------------------------------------------------------------------------------------
    Interest Income            8,271     80,534     10.27%      16,550     162,616     10.18%     24,333     226,520     10.74%

Interest Expense
  Collateralized Mort-
    gage Obligations           8,317     86,473      9.62%      14,749     145,017     10.17%     18,987     199,572      9.51%
  Short-term Debt                159      2,145      7.44%         429       5,676      7.56%        509      10,020      5.08%
--------------------------------------------------------------------------------------------------------------------------------
    Interest Expense           8,476     88,618      9.56%      15,178     150,693     10.07%     19,496     209,592      9.30%

Net Interest Income          $  (205)               (0.25)%    $ 1,372                  0.84%    $ 4,837                  2.14%
--------------------------------------------------------------------------------------------------------------------------------

The above tables summarize the amount of interest expense, the average amounts outstanding of interest-bearing assets and liabilities, and the average effective interest rates.

          The table below summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume.

                                   1996 - 1995                          1995 - 1994                     1994 - 1993
                                   -----------                          -----------                     -----------
(IN THOUSANDS)             RATE      VOLUME       TOTAL       RATE      VOLUME     TOTAL       RATE        VOLUME       TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Interest Income
Mortgage Certificates    $1,849     $(7,836)    $(5,987)   $  (124)   $(4,439)   $(4,563)   $ (2,693)   $ (15,882)   $ (18,575)
 Residual Interests        (644)       (787)     (1,431)      (347)    (1,820)    (2,167)      3,507          (43)       3,464
 Interest Only Bonds        (90)       (582)       (672)      (229)      (851)    (1,080)        384         (173)         211
 Other                     (135)        (54)       (189)        40        (13)        27          (5)           3           (2)
------------------------------------------------------------------------------------------------------------------------------------

 Interest Income            980      (9,259)     (8,279)      (660)    (7,123)    (7,783)      1,193      (16,095)     (14,902)

Interest Expense
 CMOs                      (763)     (5,669)     (6,432)     1,430     (5,668)    (4,238)     (2,323)     (17,013)     (19,336)
 Short-term Debt             (7)       (263)       (270)      (715)       635        (80)       (832)         773          (59)
------------------------------------------------------------------------------------------------------------------------------------

   Interest Expense        (770)     (5,932)     (6,702)      (307)    (5,033)    (4,318)     (3,155)     (16,240)     (19,395)

Net Interest Income      $1,750     $(3,327)    $(1,577)   $(1,375)   $(2,090)   $(3,465)   $  4,348    $     145    $   4,493
-----------------------------------------------------------------------------------------------------------------------------------

OUTLOOK

          The Company has determined that it will direct its future investments principally to multifamily residential properties. With regard to real estate investments, the acquisition strategy of the Company is to identify communities with an expanding employment base and demographics which will continue to provide economic growth. After identifying communities with a strong potential economic growth, the Company attempts to seek out those areas within a chosen community which are most likely to be positively affected by the economic growth of the community. Finally, the property sought for purchase within a given area is chosen because it is considered to be among the highest quality properties in that area and can be purchased below replacement cost. Management believes that this strategy will allow income from each of the properties to rise before the properties encounter significant competition from new construction, however, there can be no assurance that this will happen.

          The Company has generated significant tax loss carryforwards from losses experienced over the last several years. Should the Company's real estate acquisitions be successful, the Company would be in a tax position to have the right, but not the obligation, to continue to use cash flows to rebuild its investment portfolio prior to resuming taxable dividend payments.

LIQUIDITY AND CAPITAL RESOURCES

          The Company uses its cash flow to provide working capital to pay its expenses and debt service, acquire other assets and, at the discretion of the Board of Directors, to pay distributions to its shareholders. In 1996, the Company's cash flows (in thousands) were used as follows:

                Used in operating activities                     $ (1,888)
                Used in financing activities                      (17,626)
                Provided by investing activities                   19,398
                                                                 --------

                Net decrease in cash and cash equivalents        $   (116)
                                                                 ========

          At December 31, 1996, the Company had outstanding short-term borrowings totaling $2,417,500 which consisted of $2,067,500 under repurchase agreements with two investment banking firms and $350,000 of interim financing provided by its principal banker. The repurchase agreement borrowings had a weighted average interest rate of 7.2715%; the bank borrowing had an interest rate of 9.75%. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $2 million and have a floating rate of interest which is tied to the one-month LIBOR rate. The bank interim financing is unsecured and is renewable on a month-to-month basis.

          At December 31, 1996, the Company had outstanding borrowings secured by multifamily real estate totaling $20,373,000. Approximately 15% of this debt had fixed rate and 85% bears a variable rate. The weighted average interest rate at December 31, 1996 was 8.29%. Subsequent to year-end the Company obtained permanent financing in the amount of $17,400,000 with an insurance company. See Note 19 to the Company's consolidated financial statements.

          Because of the Company's accounting policy of consolidating Owner Trust Residuals when over 50% equity interest in the trust is held by the Company, the consolidated balance sheet includes mortgage certificates issued by these trusts and the collateralized mortgage obligations of the trusts. The Company receives significant cash flows from principal payments on the mortgage certificates. However, these inflows are essentially offset by outflows required to pay the collateralized mortgage obligations. The amounts involved in the three years ended December 31, 1994, 1995 and 1996 are shown in the table below (in thousands):

       MORTGAGE CERTIFICATES
       Principal Outstanding - December 31, 1993                          $254,657
       Principal Reduction - Year Ended December 31, 1994                  (86,978)
                                                                          --------
       Principal Outstanding - December 31, 1994                           167,679
       Principal Reduction - Year Ended December 31, 1995                  (21,885)
       Principal Amount Sold - Year Ended December 31, 1995                (33,388)
                                                                          --------
       Principal Outstanding - December 31, 1995                           112,406
       Principal Reduction - Year Ended December 31, 1996                  (17,452)
       Principal Amount Sold - Year Ended December 31, 1996                (20,981)
                                                                          --------

       Principal Outstanding - December 31, 1996                          $ 73,973
                                                                          ========

       COLLATERALIZED MORTGAGE OBLIGATIONS
       Principal Outstanding - December 31, 1993                          $ 277,612
       Principal Reduction - Year Ended December 31, 1994                  (108,308)
                                                                          ---------
       Principal Outstanding - December 31, 1994                            169,304
       Principal Reduction - Year Ended December 31, 1995                   (22,627)
       Principal Amount Sold - Year Ended December 31, 1995                 (32,787)
                                                                          ---------
       Principal Outstanding - December 31, 1995                            113,890
       Principal Reduction - Year Ended December 31, 1996                   (17,795)
       Principal Amount Sold - Year Ended December 31, 1996                 (21,356)
                                                                          ---------

       Principal Outstanding - December 31, 1996                          $  74,739
                                                                          =========

          Management of the Company believes that the cash flow from operations and availability of repurchase agreements are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including required payment of distributions to its shareholders, which must equal at least 95% of the Company's taxable income in order for the Company to qualify as a REIT.

FACTORS THAT MAY AFFECT FUTURE RESULTS

          Ownership of shares of the Company's Common Stock is subject to certain risks. The Company's earnings from its multifamily residential properties will depend upon maintaining rental income that exceeds the Company's interest and other costs. Rental income, in turn, will depend upon the rental market and rates of occupancy. Long-term profits will depend upon an appreciation in the value of the residential properties. The ability of the Company to generate income from the cash flows relating to Structured Securities, or to minimize losses, depends, in large part, upon whether the Company is able to respond to fluctuations in market interest rates and utilize appropriate strategies.

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

          The Company has purchased Residual Interests, IO Bonds and PO Bonds of CMOs only if the Structured Securities relating to such CMOs were rated in one of the two highest categories by a nationally recognized rating agency. Certain Residual Interests, IO and PO Bonds themselves are rated. The risks of ownership of such assets, however, are substantially the same as those associated with ownership of unrated Residual Interests and IO and PO Bonds because the rating would not address the possibility that the Company might have a lower than anticipated yield or, in the case of Residual Interests and IO Bonds, fail to recover its initial investment.

          A substantial portion of the Company's assets directly or indirectly consists of mortgage instruments pledged to secure debt securities and, accordingly, would not be available to shareholders in the event of liquidation of the Company.

          There are varying degrees of risk incident to the ownership of real estate. There are many factors which can impact the performance of real estate including economic and demographic trends or governmental regulations which are out of the control of the Company.

          In order to maintain its status as a REIT, the Company is required to comply with certain restrictions imposed by the Code with respect to the nature of its assets and income, which could prevent it from making investments or from making dispositions of investments otherwise considered desirable. The REIT provisions of the Code require the Company to distribute substantially all of its net taxable income on an annual basis. If the Company should not qualify as a REIT in any tax year, it would be taxed as a regular domestic corporation, and distributions to the Company's shareholders would not be deductible by the Company in computing its taxable income. Any resulting tax liability could be substantial and would reduce the amount of cash available for distributions to shareholders. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

          The Company's ability to utilize its net operating tax loss carryforwards could be substantially reduced if the Company were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code.

          Because of these and other factors, future distributions to shareholders cannot be predicted. The Company has the right, but not the obligation, to refrain from making distributions to shareholders until the tax loss carryforward is fully utilized. It is likely that the market price of the shares of the Company's Common Stock would be affected by any decline in the spread between the Company's net yield on its assets and prevailing interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                   PART III

ITEM 10. INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1997, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1997, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1997, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1997, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

         Report of Independent Public Accountants....................................................    34

         Consolidated Balance Sheets - December 31, 1996 and 1995....................................    35

         Consolidated Statements of Operations for the years ended
              December 31, 1996, 1995 and 1994.......................................................    36

         Consolidated Statements of Shareholders' Equity for the
              years ended December 31, 1996, 1995 and 1994...........................................    37

         Consolidated Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994.......................................................    38

         Notes to the Consolidated Financial Statements..............................................    39

     2.  FINANCIAL STATEMENT SCHEDULES

         Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996.............    56

         All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

   3.  EXHIBITS

       The following exhibits in the accompanying index to exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

NUMBER      EXHIBIT
------      -------
3(a)        Amended Articles of Incorporation of the Registrant (1)
3(b)        Amended and Restated Bylaws of the Registrant
4(a)        Specimen Certificate representing $.001 par value Common Stock (1)
4(b)        Dividend Reinvestment and Share Purchase Plan (2)
10(a)       Management Agreement between the Registrant and TIS Financial Services, Inc. (5)
10(c)       Custody Agreement between Registrant and Mellon Bank N.A. (3)
10(d)       Transfer Agency Agreement between Registrant and Mellon Securities Trust Company (3)
10(e)       Reverse Repurchase Agreement between Registrant and Bear, Stearns Securities Corp.(4)
10(f)       Loan and Security Agreement dated July 19, 1995 between TIS Mortgage Investment
            Company and Paine Webber Real Estate Securities, Inc. (5)
10(g)       Nonqualified Stock Option Agreement with John D. Boyce and Schedule of Omitted
            Contracts (5)
10(h)       Nonqualified Stock Option Agreement with John E. Castello and Schedule of Omitted
            Contracts (5)
10(i)       Employment Agreement between TIS and Lorraine O. Legg. (6)
10(j)       Employment Agreement between TIS and John E. Castello. (6)
10(k)       Facilities and Expense Sharing Agreement (6)
21          Subsidiaries of the Registrant
24          Consent of Arthur Andersen LLP

-------------------------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-22182) declared effective August 19, 1988.

(2) Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 33-44526) filed with the Securities and Exchange Commission on December 30, 1991.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 1-10004) filed with the Securities and Exchange Commission on March 30, 1992.

(4) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 1-10004) filed with the Securities and Exchange Commission on March 30, 1993.

(5) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 1-10004) filed with the Securities and Exchange Commission on April 1, 1996.

(6) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 1-10004) filed with the Securities and Exchange Commission on July 9, 1996

(b) REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

          We have audited the accompanying consolidated balance sheets of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIS Mortgage Investment Company and Subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

          Our audit was made for purposes of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996 - is presented for the purpose of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This information has been subjected to the audit procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



San Francisco, California,
 March 14, 1997
 (Except for the matter discussed in Note 19, as to which the date is March 24, 1997)

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)          DECEMBER 31, 1996      DECEMBER 31, 1995
-----------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
 Mortgage Certificates, net                         $ 72,703               $109,752
 Residual Interests                                      436                    725
 Interest Only (IO) Bonds                              2,695                  3,150
 Commercial Securitizations                              183                    191
 Reserve for Loss on Investments                      (2,997)                (4,277)
                                                    --------               --------
  Total Mortgage Related Assets                       73,020                109,541
                                                    --------               --------

Operating Real Estate Assets, net                     28,945                 29,384
                                                    --------               --------

Other Assets
 Cash and Cash Equivalents                                82                    198
 Restricted Cash                                       1,272                  2,728
 Accrued Interest and Accounts Receivable                668                  1,672
 Deferred Bond Issuance Costs                            598                  1,414
 Amortizable Costs                                       825                    100
 Prepaid Expenses                                        163                    210
                                                    --------               --------
  Total Other Assets                                   3,608                  6,322
                                                    --------               --------

  Total Assets                                      $105,573               $145,247
                                                    ========               ========
-----------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, net            $ 70,259               $108,438
Accounts Payable and Accrued Liabilities                 449                    593
Accrued Interest Payable                               1,056                  1,755
Notes Payable on Real Estate                          20,373                 20,362
Short-term Debt                                        2,418                  2,118
                                                    --------               --------
  Total Liabilities                                   94,555                133,266
                                                    --------               --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
 100,000,000 shares authorized; 8,105,880
 shares issued and outstanding                             8                      8
Additional Paid-in Capital                            74,696                 74,696
Unrealized Loss on Investments                        (2,142)                (2,244)
Retained Deficit                                     (61,544)               (60,479)
                                                    --------               --------
  Total Shareholders' Equity                          11,018                 11,981
                                                    --------               --------

  Total Liabilities and Shareholders'               $105,573               $145,247
                                                    ========               ========
Equity
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1996           1995          1994
-----------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest                                             $ 8,271      $  16,550       $24,333
Valuation Reserve Reduction (Provision)                  651            541          (398)
Gain (Loss) on Sales of Mortgage Related Assets          450         (2,385)           --
Other                                                     21             30            60
                                                     -------      ---------       -------
   Income from Mortgage Related Assets                 9,393         14,736        23,995
                                                     -------      ---------       -------
INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
   Interest                                            8,317         14,749        18,987
   Administration Fees                                    70            140           161
   Amortization of Deferred Bond Issuance Costs          146            276           351
Short-term Debt                                          159            429           509
                                                     -------      ---------       -------
   Total Interest and CMO Related Expenses             8,692         15,594        20,008
                                                     -------      ---------       -------
REAL ESTATE OPERATIONS
Rental and Other Income                                3,990          2,206            --
Operating and Maintenance Expenses                    (1,388)          (984)           --
Interest on Real Estate Notes Payable                 (1,718)          (945)           --
Property Taxes                                          (350)          (189)           --
Depreciation and Amortization                           (705)          (377)           --
                                                     -------      ---------       -------
   Loss from Real Estate Operations                     (171)          (289)           --
                                                     -------      ---------       -------
OTHER EXPENSES
Management Fee to a related party                         77            220           221
General and Administrative, including amounts
   paid to a related party of $391,198, $510,174
   and $514,922, respectively                          1,356          1,212         1,229
                                                     -------      ---------       -------
   Total Other Expenses                                1,433          1,432         1,450
                                                     -------      ---------       -------

Net Income (Loss)                                    $  (903)     $  (2,579)      $ 2,537
                                                     =======      =========       =======
-----------------------------------------------------------------------------------------

Income (Loss) per Share                              $ (0.11)     $   (0.32)      $  0.31

Distributions Declared per Share                     $  0.02      $    0.00       $  0.02

Weighted Average Number of Shares Outstanding          8,106          8,106         8,106
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                     UNREALIZED
                                                COMMON STOCK       ADDITIONAL            GAIN
                                           ----------------------     PAID-IN       (LOSS) ON  RETAINED
                                           SHARES          AMOUNT     CAPITAL     INVESTMENTS   DEFICIT      TOTAL
------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1994                   8,106           $  8      $74,696      $  1,351    $(60,275)   $15,780

Net Income                                     --             --           --            --       2,537      2,537
Distributions Declared                         --             --           --            --        (162)      (162)

Change in Unrealized Loss
    on Investments                             --             --           --        (2,062)         --     (2,062)

------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1994                 8,106              8       74,696          (711)    (57,900)    16,093

Net Loss                                       --             --           --            --      (2,579)    (2,579)

Decrease in Unrealized Loss
    on Investments due to
    Sales of Investments                       --             --           --         1,048          --      1,048
Change in Unrealized Loss
    on Investments                             --             --           --        (2,581)         --     (1,533)

------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1995                 8,106              8       74,696        (2,244)    (60,479)    11,981

Net Loss                                       --             --           --            --        (903)      (903)

Distributions Declared                         --             --           --            --        (162)      (162)

Change in Unrealized Loss
    on Investments                             --             --           --           102          --        102
------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1996                 8,106           $  8      $74,696      $ (2,142)   $(61,544)   $11,018

==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
                                                              ------------------------------------
(In thousands)                                                    1996          1995          1994
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                            $   (903)     $ (2,579)     $   2,537
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Depreciation and Amortization                                  791         1,424          1,035
   Depreciation of Operating Real Estate Assets                   697           376             --
   (Gain) Loss on Sales of Mortgage Related Assets               (450)        2,385             --
   Valuation Reserve Provision (Reduction)                       (651)         (541)           398
Decrease (Increase) in Accrued Interest Receivable               (207)          273          6,161
Decrease (Increase) in Accounts Receivable                        (49)          435           (530)
Decrease (Increase) in Prepaid Expenses                            47           (13)          (409)
Increase in Other Assets                                         (732)         (101)            --
Increase (Decrease) in Accounts Payable
  and Accrued Liabilities                                        (128)          311             61
Decrease in Accrued Interest Payable                             (303)         (335)        (1,339)
                                                             --------      --------      ---------
  Net Cash Provided by (Used in) Operating Activities          (1,888)        1,635          7,914
                                                             --------      --------      ---------
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-term Debt                            300        (6,207)        (3,420)
Principal Payments on CMOs                                    (17,775)      (22,627)      (108,308)
Proceeds from Notes Payable on Real Estate                        170         1,815             --
Payments on Notes Payable on Real Estate                         (159)         (128)            --
Cash Distributions Paid on Common Stock                          (162)           --           (162)
                                                             --------      --------      ---------
 Net Cash Used in Financing Activities                        (17,626)      (27,147)      (111,890)
                                                             --------      --------      ---------
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Decrease in Restricted Cash                                   899             1         15,062
Acquisition of Real Estate Assets                                  --       (10,592)            --
Additions to Real Estate Assets                                  (258)          (97)            --
Principal Reduction in Mortgage Certificates                   17,452        21,885         86,978
Proceeds from Sales of Mortgage Related Assets                    450        10,751             --
Principal Reduction in Residual Interests                          59           450          1,582
Purchase of Commercial Securitizations                             --            --         (1,232)
Principal Reduction in Commercial Securitizations                   8           104             38
Principal Reduction in IO Bonds                                   788         1,490          2,586
                                                             --------      --------      ---------
  Net Cash Provided by Investing Activities                    19,398        23,992        105,014
                                                             --------      --------      ---------

Net Change in Cash and Cash Equivalents                          (116)       (1,520)         1,038
Cash and Cash Equivalents at Beginning of Year                    198         1,718            680
                                                             --------      --------      ---------
Cash and Cash Equivalents at End of Year                     $     82      $    198      $   1,718
                                                             ========      ========      =========
--------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for CMO Interest Expense                           $  7,638      $ 13,509      $  20,315
Cash Paid for Other Interest Expense                         $  1,886      $  1,376      $     520
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995

1.  THE COMPANY

          TIS Mortgage Investment Company (the "Company") was incorporated on May 11, 1988. The Company operates as a real estate investment trust (REIT) and has, in years prior to 1995, primarily invested in structured securities (mortgage related assets) including residual interests, principal only bonds (PO Bonds), interest only bonds (IO Bonds) and collateralized mortgage obligations
(CMOs). Beginning in 1994, the Company changed its investment focus from investments in structured securities to multifamily real estate located in California's Central Valley. Accordingly, during 1995 the Company sold a majority of its investments in structured securities and acquired a portfolio of four income-producing residential real estate properties. In the future, the Company expects that increasing amounts of its assets and operating results will be related to investments in multifamily real estate.

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

          In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments in mortgage related assets as either trading investments, available-for-sale investments or held-to-maturity investments. The Company is not in the business of trading its investments in mortgage related assets. However, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore, the Company has classified all of its investments in mortgage related assets as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

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

          For assets which do not meet the definition of other than temporary impairment and for assets where the fair value exceeds amortized cost, the Company has recorded a cumulative net unrealized loss of $2,142,000 as of December 31, 1996 directly to equity as prescribed by SFAS No. 115 for mortgage related assets classified as available-for-sale.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - Based on the borrowing rates currently available to the Company, the carrying amount of its debt approximates fair value.

          PRINCIPLES OF CONSOLIDATION - In 1995 the Company sold its economic interest in TISMAC through the sale of the residual interest certificate and optional redemption rights in the underlying trust. The Company has retained its legal ownership of TISMAC. As a result of these transactions, the Company no longer has risk or reward of ownership, and therefore the remaining mortgage certificates and related bonds were removed from the Company's balance sheet. The accounting for this transaction had the effect of deconsolidating TISMAC from the Company's consolidated balance sheets at December 31, 1996 and 1995 and the results of operations of TISMAC are included in the consolidated statements of operations only through the date of sale in 1995. The 1994 consolidated financial statements presented include the accounts of the Company and its wholly-owned subsidiary, TISMAC. In addition, under generally accepted accounting principles, the Company consolidates assets and liabilities of Owner Trust Residuals when over 50% equity interest in the trust is held by the Company. The portion of equity interest of each such Owner Trust Residual not owned by the Company is accounted for as minority interest. Additionally, the consolidated financial statements include the accounts underlying its interest in real estate partnerships.

          In 1996 the Company sold its economic interest in TMAC CMO Trust 1986-1 through the sale of the residual interest certificate and optional redemption rights in the underlying trust. As a result, the accounts of TMAC CMO Trust 1986-1 are not included in the consolidated balance sheet at December 31, 1996 and the results of operations of the trust are included in the 1996 consolidated statement of operations only through the date of sale.

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

          OPERATING REAL ESTATE ASSETS - In accordance with Statement of Financial Accounting No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, the Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. In management's opinion, as of December 31, 1996, the carrying value of real estate assets did not exceed their estimated fair value.

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

          RESTRICTED CASH - Restricted cash includes cash balances totaling $1,218,000 of CMOs in which the Company holds a Residual Interest and whose assets and liabilities are consolidated with those of the Company. This cash is not available to the Company or its creditors. Additionally, restricted cash includes $54,000 in property tax impound accounts required under the terms of certain notes payable on real estate.

          INCOME TAXES - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to federal income taxes. The income
(loss) reported in the accompanying consolidated financial statements may be greater or less than the taxable income (loss) because some income and expense items are reported in different periods for income tax purposes. Over the life of a Residual Interest or IO Bond, total taxable income will equal total financial statement income. However, the timing of income recognition may differ between the two from year to year.

          NET INCOME (LOSS) PER SHARE - Net income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding for 1996, 1995, and 1994, respectively. The common equivalent shares related to the 1995 Stock Option Plan (see Note 12) are antidilutive in 1996 and 1995 and therefore are not included in the weighted average number of shares outstanding.

          STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers only highly liquid instruments with original maturities of three months or less to be cash equivalents.

          USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include prepayment speeds on principal payments of mortgage loans and interest rates. Actual results could differ from those estimates. Refer to Notes 6 and 7 regarding assumptions related to the determination of fair value of certain Structured Securities.

3.  TAXATION OF DISTRIBUTIONS DECLARED

          The Company paid distributions of $0.02 per share in each of the two years ended December 31, 1996 and 1994. Of the distribution paid in 1996, 47.19% is taxable, while the remaining 52.81% is a nontaxable return of capital. The distribution paid in 1994 was fully taxable. There were no distributions paid by the Company in 1995.

          Of the distribution paid in 1996, 47.19% is considered "excess inclusion" income. All of the 1994 distributions paid are considered "excess inclusion" income. Excess inclusion income is attributable to Residual Interests for which an election has been made to be treated as a REMIC for federal income tax purposes. The portion of the Company's distributions determined to be excess inclusion income is taxable to certain otherwise tax-exempt shareholders as unrelated business income. Except for certain entities such as savings and loan associations, the portion of the distribution considered excess inclusion income may not be offset by any deductions or losses, including net operating losses.

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

          Residual Interests are classified as either equity or nonequity. Presented in the following table is a schedule of the Nonequity Residual Interests and the Prospective Method yield at December 31, 1996.

NONEQUITY RESIDUAL INTERESTS
-------------------------------------------------

(DOLLARS IN THOUSANDS)
                                                            Book Value
                                                            December 31       Prospective
Residual                                 Purchase      --------------------        Method
Series                                      Price       1996          1995          Yield
-----------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                    $1,537      $ 210         $ 461          14.0%
LFR-9                                       2,589        113           149          14.0%
CMSC I                                      8,642        104           104          14.0%
FHLMC 25                                    4,934          5             6          14.0%
FHLMC 21                                    5,361          4             5          14.0%
-----------------------------------------------------------------------------------------
                                                         436           725
-----------------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
----------------------------------------
TMAC 1986-2                                    67          0             0            N/A
TMAC 1987-3                                   165          0             0            N/A
-----------------------------------------------------------------------------------------
Total Residual Interests                               $ 436         $ 725
=========================================================================================

       In the year ended December 31, 1995 the Company sold certain Nonequity Residual Interests as follows (in thousands):

Residual Series           Sales Price         Amortized Cost       Gain (Loss)
-----------------------------------------------------------------------------
CMSC 88-2                      $  395                 $  375          $    20
DBLS                              300                    305               (5)
DBLU                               50                     57               (7)
FNMA 88-22                        925                  1,088             (163)
ML-38                             500                    498                2
OXFORD 3-F                        301                      0              301
PB-4                            1,335                  1,992             (657)
PB-5                              775                  1,161             (386)
PB-7                              341                    343               (2)
RYLAND 62                         325                    458             (133)
-----------------------------------------------------------------------------
Total                          $5,247                 $6,277          $(1,030)
=============================================================================

          Securitized Residuals and Corporate REMIC Residual Interests - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                             FIXED RATE RESIDUALS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                  CMO BOND DATA (100% OF ISSUE)
                                                               ---------------------------------------------------------------------

NAME OF ISSUER                                         TIS                  INITIAL    DEC. 31, 1996
AND SERIES/                     TIS               PURCHASE                PRINCIPAL        PRINCIPAL
CMO ISSUE                  PURCHASE       TIS %     PRICE      BOND         BALANCE          BALANCE             BOND        STATED
DATE                           DATE   OWNERSHIP     ($000)    CLASS           ($000)           ($000)          COUPON      MATURITY
1) Bankers Trust       May 29, 1991     99.990%    $1,537      1-A       $    9,722          $     0            7.35%   Jan 1, 2013
Series 1988-1                                                  1-B            8,017                0            8.50%   Apr 1, 2014
(BT 88-1)                                                      1-C           34,769           13,831            8.75%   Apr 1, 2018
Feb 16, 1988                                                   1-D           47,492           11,723            8.63%   Apr 1, 2018
                                                                         ---------------------------
                                                                         $  100,000          $25,554
------------------------------------------------------------------------------------------------------------------------------------

2) L F Rothschild      Nov 7, 1990     100.000%    $2,589        A       $   11,000          $     0      Zero Coupon   Jan 1, 2019
Trust 9                                                          B           22,000                0      Zero Coupon   Jan 1, 2019
(LFR-9)                                                          C           54,000            8,137      Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                      D           32,850            3,026      Zero Coupon   Jan 1, 2019
                                                                 E           30,000                0      Zero Coupon   Jan 1, 2019
                                                                 R              150              150    Residual Bond   Jan 1, 2019
                                                                         ---------------------------
                                                                         $  150,000          $11,313
------------------------------------------------------------------------------------------------------------------------------------

3) Collateralized      Dec 21, 1998     44.000%    $4,462      I-1       $  291,000          $     0            7.95%   Feb 1, 2009
Mortgage               Mar 23, 1989     44.000%     4,180      I-2          194,000            3,032            9.45%   May 1, 2013
                                        ------     ------
Securities Corp.           Subtotal     88.000%    $8,642      I-3(Z)        15,000           37,289            9.45%   Feb 1, 2017
                                        ======     ======                ---------------------------
Series I (CMSC I)                                                        $  500,000          $40,321
Jan 28, 1987
------------------------------------------------------------------------------------------------------------------------------------

4) Federal Home        Jun 22, 1989     55.000%    $4,934      25-A      $  105,923          $     0            9.00%   Nov 15, 2018

Loan Mortgage                                                  25-B          51,002                0            9.50%   Nov 15, 2005

Corporation                                                    25-C          53,028                0            9.50%   Mar 15, 2011

Series 25                                                      25-D          46,414                0            9.50%   Feb 15, 2014

(FHLMC 25)                                                     25-E          50,936                0            9.50%   May 15, 2016

Dec 1, 1988                                                    25-F          76,167            1,576            9.50%   Dec 15, 2018

                                                               25-G          43,940           43,940            9.50%   Feb 15, 2020

                                                               25-H          72,490                0            7.90%   Feb 15, 2020

                                                                  R             100                9    Residual Bond   Feb 15, 2020

                                                                         ---------------------------
                                                                         $  500,000          $45,525
------------------------------------------------------------------------------------------------------------------------------------

5) Federal Home        Jan 5, 1989      62.500%    $5,361      21-A      $  140,645          $     0            8.90%   Jan 15, 1998

Loan Mortgage                                                  21-B         216,267                0            8.90%   Feb 15, 2004

Corporation                                                    21-C         101,503                0            9.10%   Jan 15, 2006

Series 21                                                      21-D          93,376                0            9.25%   Jun 15, 2007

(FHLMC 21)                                                     21-E         122,951                0            9.35%   Feb 15, 2009

Nov 30, 1988                                                   21-F         240,408                0            9.45%   Sep 15, 2011

                                                               21-Z          84,750           79,210            9.50%   Jan 15, 2020

                                                                  R             100                8    Residual Bond   Jan 15, 2020

                                                                         ---------------------------
                                                                         $1,000,000      $79,218
====================================================================================================================================


          EQUITY RESIDUAL INTERESTS - The Company currently holds interests in two Owner Trust Residuals. It also previously held the Residual Interest in TISMAC 1989-1, the CMOs issued by the Company's wholly-owned subsidiary, TISMAC. However, these Residual Interests were sold in 1996 and 1995 (see Notes 2 and
14). Although the underlying CMOs in these Residual Interests are not liabilities of the Company, under the requirements of generally accepted accounting principles, the Company consolidates assets and liabilities of the Owner Trust Residuals when over 50% equity interest in the trust is held by the Company.

          On April 22, 1996, the Company sold its 100% equity residual interest in TMAC CMO Trust 1986-1 for $450,000. This investment had been carried at zero so that the entire amount of the sales proceeds is reflected as a gain on disposition of investments and the assets and liabilities of this Owner Trust Residual are no longer included in the consolidated financial statements. The net assets of TMAC 1986-1 (in thousands) at the date of sale were:

         Mortgage Certificates, net                    $ 19,913
         Reserve for Loss on Investments                   (629)
         Other Assets                                     2,486
         Collateralized Mortgage Obligations, net       (21,358)
         Other Liabilities                                 (412)
                                                       --------
         Net Assets                                    $      0
                                                       ========

          Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interests in which the Company holds an interest at December 31, 1996 are set forth below:

                           EQUITY RESIDUAL INTERESTS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                  CMO BOND DATA (100% OF ISSUE)
                                                               ---------------------------------------------------------------------

NAME OF ISSUER                                         TIS                  INITIAL    DEC. 31, 1996
AND SERIES/                     TIS               PURCHASE                PRINCIPAL        PRINCIPAL
CMO ISSUE                  PURCHASE       TIS %     PRICE      BOND         BALANCE          BALANCE             BOND        STATED
DATE                           DATE   OWNERSHIP     ($000)    CLASS           ($000)           ($000)          COUPON      MATURITY
------------------------------------------------------------------------------------------------------------------------------------

1) Collateralized      Aug 31, 1988     98.000%     $4,810        A       $275,000         $      0             8.00%   Jun 1, 2006
Mortgage               Aug 8, 1990       2.000%         47        B         77,200                0             8.50%   Jun 1, 2008
                                       -------      ------
Obligation                             100.000%     $4,857        C        108,300                0             8.50%   Dec 1, 2010
                                       =======      ======
(CMOT 28)                                                         Z         39,500           74,668             8.45%   Jun 1, 2017
                                                                         ---------------------------
May 29, 1987                                                              $500,000         $ 74,668
------------------------------------------------------------------------------------------------------------------------------------

2) TMAC 1986-2         Jun 18, 1993     44.990%     $   67      2-A       $ 72,600         $  5,838        LIBOR+.60%   Mar 20, 2018

Dec 10, 1986                                                    2-B         27,400            2,203        25.11987%-   Mar 20, 2018

                                                                         ---------------------------
                                                                          $100,000         $  8,041        (2.00959)x   LIBOR
------------------------------------------------------------------------------------------------------------------------------------

3) TMAC 1987-3         Jun 18, 1993     44.767%     $  165      3-A       $ 55,070         $    430        LIBOR+.60%   Apr 20, 2013

Mar 30, 1987                                                    3-B         72,135                0             7.50%   Apr 20, 2009

                                                                3-C         18,535                0             8.31%   Jan 20, 2011

                                                                3-D         39,765                0             8.58%   Jul 20, 2013

                                                                3-E(Z)       9,495           19,891             9.00%   Apr 20, 2018

                                                                         ---------------------------
                                                                          $195,000         $ 20,321
------------------------------------------------------------------------------------------------------------------------------------

Total Collateralized Mortgage Obligations                                                  $103,030
====================================================================================================================================


          CMO COLLATERAL - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                 CMO COLLATERAL

------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO COLLATERAL DATA (100% OF ISSUE)
                                                                 -------------------------------------------------------------
                                                                   WEIGHTED     DEC. 31, 1996          CURRENT       WEIGHTED
                                                                    AVERAGE        COLLATERAL         WEIGHTED        AVERAGE
                                     RESIDUAL                         PASS-         PRINCIPAL          AVERAGE      REMAINING
RESIDUAL                             INTEREST          TYPE OF      THROUGH           BALANCE           COUPON      MONTHS TO
SERIES                                   TYPE       COLLATERAL         RATE            ($000)             RATE       MATURITY
------------------------------------------------------------------------------------------------------------------------------

Equity Residual Interests
-------------------------
CMOT 28                                 Fixed             FNMA        8.50%           $73,972            9.11%            233
TMAC 1986-2                             Fixed            FHLMC        9.50%             7,956           10.10%            223
TMAC 1987-3                             Fixed            FHLMC        9.08%            18,836            9.82%            218

Nonequity Residual Interests
----------------------------
BT 88-1                                 Fixed             GNMA        9.00%            24,502            9.50%            226
LFR-9                                   Fixed             FNMA        9.50%            11,154           10.21%            246
CMSC I                                  Fixed             FNMA        9.50%            38,916           10.13%            216
FHLMC 25                                Fixed            FHLMC        9.50%            44,592           10.35%            241
FHLMC 21                                Fixed            FHLMC        9.50%            77,705           10.21%            242
------------------------------------------------------------------------------------------------------------------------------

5.  INTEREST ONLY (IO) BONDS

          IO Bonds include both regular IO Bonds and Inverse IO Bonds. No IO Bonds were purchased in 1996 or in 1995. Presented below is a schedule of the Company's IO Bonds and the Prospective Method yield at December 31, 1996.

INTEREST ONLY (IO) BONDS
------------------------

(Dollars in thousands)
                                                             Book Value         Prospective
                                                            December 31              Method
                                           Purchase     --------------------
Interest Only Bond                            Price       1996         1995           Yield
-------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                 $8,203     $1,753       $2,112          12.16%
Pru Home Mtg Corp Series 1992-7               4,776        708          796          14.00%
Bear Stearns Mtg Sec Series 1992-1            2,720        234          242          14.00%
-------------------------------------------------------------------------------------------
                                                        $2,695       $3,150
===========================================================================================

          In the year ended December 31, 1995 the Company sold certain Interest Only bonds as follows (in thousands):

Interest Only Bond                      Sales Price       Amortized Cost         Gain (Loss)
-------------------------------------------------------------------------------------------
FHLMC Series 1993-1483 Class SA              $1,063               $1,877           $  (814)
FHLMC-G Series 24 Class SK                      256                  773              (517)
FNMA SMBS Trust 4 Class 2 IO                  1,709                  418             1,291
FNMA SMBS Trust 7 Class 2 IO                    475                1,366              (891)
Sears Mtg Sec Corp Series 1992-6                200                  411              (211)
-------------------------------------------------------------------------------------------
Total                                        $3,703               $4,845           $(1,142)
===========================================================================================

Certain characteristics of the Company's IO Bonds held at December 31, 1996 are on the following table:

                              INTEREST ONLY BONDS

----------------------------------------------------------------------------------------------------------------------------
                                                                     COLLATERAL DATA (% OF IO HELD BY TIS)
                                                  --------------------------------------------------------------------------
                                                                    WEIGHTED    DEC. 31, 1996        CURRENT        WEIGHTED
NAME OF ISSUER                              TIS                      AVERAGE       COLLATERAL       WEIGHTED         AVERAGE
AND SERIES/                     TIS    PURCHASE                         PASS        PRINCIPAL        AVERAGE       REMAINING
CMO ISSUE                  PURCHASE       PRICE      TYPE OF         THROUGH          BALANCE         COUPON       MONTHS TO
DATE                           DATE      ($000)   COLLATERAL      RATE TO IO           ($000)           RATE        MATURITY
----------------------------------------------------------------------------------------------------------------------------
1) FNMA                July 30, 1992     $8,203         FNMA         49.58 -          $ 4,399          8.95%             294
Series 1992-123                                                      (5.67 x
Class S                                                               LIBOR)
July 25, 1992
----------------------------------------------------------------------------------------------------------------------------
2) Prudential          Mar 27, 1992      $4,776          NON         0.5652%          $49,731          8.80%             292
Home Mortgage                                         AGENCY
Corporation
Series 1992-7
March 1, 1992
----------------------------------------------------------------------------------------------------------------------------
3) Bear Stearns        May 28, 1992      $2,720          NON         0.3714%          $ 5,071          9.81%             234
Mortgage                                              AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
============================================================================================================================

6.  FAIR VALUE OF EQUITY RESIDUALS AND MORTGAGE CERTIFICATES

          For purposes of determining the fair value of the Company's investment in Equity Residuals in applying Statement of Financial Accounting Standards No. 115, the Company uses the cash flows from Mortgage Certificates, net of CMO Bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the Mortgage Certificates at a current market price. These cash flows are discounted at a fair value rate of 27%. The pertinent fair value assumption used in forecasting the cash flows from CMOT 28 as of December 31, 1996 is a PSA of 219%. CMOT 28 is collateralized by FNMA 8.50% and has a net fair value of $717,000.

          For purposes of Statement of Financial Accounting Standards No. 107 - Disclosure About Fair Value of Financial Instruments, the Company is required to disclose the fair value of its Mortgage Certificates. Information with respect to the fair value of the mortgage certificates collateralizing the CMO Bonds is presented in the table below as of December 31, 1996. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

                       Principal Amount of           Fair Value of              Cost Less
Residual Series      Mortgage Certificates   Mortgage Certificates   Unamortized Discount
-----------------------------------------------------------------------------------------
(In thousands)

CMOT 28                            $73,973                 $76,677                $72,703
=========================================================================================

7.  FAIR VALUE OF NONEQUITY RESIDUAL INTERESTS AND IO BONDS

          GENERAL - A significant portion of the Company's income is derived from the cash flows from the Company's Residual Interests and IO Bonds although, in future years, it is anticipated that most of the taxable income of the Company will be derived from its operating real estate assets. The fair value of a Residual Interest and an IO Bond is the net present value of the projected future cash flows. The amount of cash flows that may be generated from the Company's Residual Interests and IO Bonds are uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the mortgage collateral and Inverse IO Bonds and changes in LIBOR. The following information sets forth assumptions used to calculate the projected cash flows on the Company's Residual Interests and IO Bonds, and the present value of these assets at December 31, 1996 based on various assumptions and discount factors.

          ASSUMPTIONS - For purposes of the presentations below, the Nonequity Residual Interests are shown as a group and the IO Bonds have been separated into two groups: regular IO Bonds and Inverse IO Bonds. For purposes of projecting future cash flows, the one month LIBOR rate at December 31, 1996 of 5.4375% is used.

          Principal payments on mortgage loans may be in the form of scheduled amortization or prepayments (for this purpose, "prepayments" includes principal prepayments and liquidations due to default or other dispositions). The prepayment assumptions used herein are based on an assumed rate of prepayment each month of the unpaid principal balance on a pool of mortgage loans.

          The prepayment assumptions used to estimate the fair value of the Company's Nonequity Residual Interests and IO Bonds are the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 31, 1996. Bloomberg has obtained this information from sources it believes to be reliable but has not verified such information and assumes no responsibility for the accuracy of such information. The following are the prepayment assumptions used to project cash flows in order to calculate the present value of Nonequity Residual Interests and IO Bonds:

       PREPAYMENT ASSUMPTIONS

       -------------------------------------------------------------
                                                             Percent
                                                          Prepayment
       Mortgage Collateral      Pass-Through Rate         Assumption
       -------------------------------------------------------------
       GNMA Certificates                     9.0%               223%

       FNMA/FHLMC Certificates               8.5%               233%
       FNMA/FHLMC Certificates               9.0%               276%
       FNMA/FHLMC Certificates               9.5%               299%
---------------------------------------------------------------------------

          NEITHER THE INTEREST RATES NOR THE PREPAYMENT ASSUMPTIONS USED HEREIN PURPORTS TO BE A HISTORICAL DESCRIPTION OF INTEREST RATES OR PREPAYMENT EXPERIENCES OR A PREDICTION OF FUTURE INTEREST RATES OR PREPAYMENTS OF ANY POOL OF MORTGAGE LOANS. THE FAIR VALUE OF THESE ASSETS CAN VARY DRAMATICALLY DEPENDING ON FUTURE INTEREST RATES, PREPAYMENT SPEEDS AND THE DISCOUNT FACTOR USED.

          PRESENT VALUE OF PROJECTED CASH FLOWS - The tables which follow set forth the present value at December 31, 1996 of the projected cash flows discounted at the indicated discount rates subject to the assumptions described above. For example, if cash flows are projected using the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average, as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 31, 1996, and Nonequity Residuals Interests in CMOs with fixed rate Bond Classes are discounted at 14%, the present value of the projected cash flows of the Company's Nonequity Residual Interests would equal approximately $436,000. This is the Company's estimate of the fair value of these assets. Similarly, if cash flows on the Company's regular IO Bonds are discounted at 14% and the cash flows on its Inverse IO Bonds are discounted at 30%, the present value of the projected cash flows on the IO Bonds and inverse IO Bonds would equal $2,695,000. The book value is the Company's estimate of the fair value of these IO Bonds. There will be differences between the projected cash flows used to calculate the present value of these assets and the actual cash flows received by the Company, and such differences may be material.

PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS

----------------------------------------------------------------------------------------------
(In thousands)
                                 Residual Interests in CMOs with Fixed Rate Bond Classes
                         ---------------------------------------------------------------------
Discount Rate                    10%           12%           14%           16%            18%
Present Value                  $520          $473          $436          $405           $379
----------------------------------------------------------------------------------------------

PRESENT VALUE OF IO BONDS

----------------------------------------------------------------------------------------------
(In thousands)
                                                Regular Interest Only Bonds
                         ---------------------------------------------------------------------
Discount Rate                    10%           12%           14%           16%            18%
Present Value                $1,032        $  985        $  942        $  902         $  865

                                                Inverse Interest Only Bonds
                         ---------------------------------------------------------------------
Discount Rate                    22%           26%           30%           34%            38%
Present Value                $2,108        $1,917        $1,753        $1,616         $1,499
----------------------------------------------------------------------------------------------


8.  COMMERCIAL SECURITIZATIONS

          Presented below is a schedule of commercial securitizations owned by the Company:

(In thousands)                                                            Book Value
                                                               --------------------------------
                                                  Purchase       December 31,      December 31,
Issuer and Series                                    Price               1996              1995
-----------------------------------------------------------------------------------------------
Prudential Securities Series 1993-6                 $  250              $ 183             $ 191

          During the year ended December 31, 1995, the CS First Boston bond was sold for $1,017,216 at a gain of $117,898.

9.  OPERATING REAL ESTATE ASSETS

          During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. The carrying value of operating real estate assets at December 31, 1996 and 1995 is presented in the following table:

                                             December 31
      (in thousands)                      1996           1995
      -------------------------------------------------------
      Land                             $ 4,990        $ 4,990
      Buildings and improvements        24,036         24,036
      Personal property                    993            735
                                       ----------------------
        Total                           30,019         29,761
      Less accumulated depreciation
        and amortization                (1,074)          (377)
                                       ----------------------
        Net                            $28,945        $29,384
                                       ======================

          The purchase price of the real estate assets totaled $29,267,000 offset by the assumption of currently existing notes payable on real estate of $18,675,000. Therefore, the net cash paid in 1995 for the acquisition of real estate assets was $10,592,000. At December 31, 1996, the Company's four multifamily properties had an overall occupancy of 96%.

10.  NOTES PAYABLE ON REAL ESTATE

          As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). The Company obtained permanent financing in March 1997 and paid off the Interim Note (see Note 19 - Subsequent Event). The following table summarizes the debt outstanding on the properties as of December 31, 1996 and 1995. The Shady Lane loan remains in the name of the seller of the property and will until refinanced but the Company is servicing the debt and receives all of the economic benefits from the property.


                             Principal Balance                                Interest                     Monthly
                                December 31,                   Basis of         Rate                      Principal
                             -----------------                 Interest       Dec. 31,         Due       and Interest
Property                  1996                1995                Rate           1996          Date         Payment
---------------------------------------------------------------------------------------------------------------------
Shady Lane            $ 1,358,576         $ 1,387,088             Fixed       8.375%   Dec. 1, 2004       $ 11,967

River Oaks              6,665,796           6,605,419       LIBOR + 2.5%       7.93%   Callable             44,050

Villa San Marcos        5,980,626           6,055,762   1 year Treasury        9.00%   Jan. 1, 1999         49,304
                                                               Bill + 3%

Four Creeks - I         1,799,034           1,813,821             Fixed        8.16%   Dec. 1, 2005         13,521

Four Creeks - II        4,569,204           4,500,000       LIBOR + 2.5%       7.93%   Callable             30,194
---------------------------------------------------------------------------------------------------------------------
Total                 $20,373,236         $20,362,090                                                     $149,036
=====================================================================================================================

          The scheduled principal payments to be made on notes payable on real estate outstanding at December 31, 1996 are as follows (in thousands):

                    YEAR                      AMOUNT
                    --------------------------------
                    1997                     $11,402
                    1998                         181
                    1999                         196
                    2000                         213
                    2001                         231
                    Thereafter                 8,150
                    --------------------------------
                    Total                    $20,373
                    ================================

11.  SHORT-TERM DEBT

          At December 31, 1996 the Company's short-term borrowings totaled $2,417,500 which consisted of $2,067,500 under repurchase agreements with Bear Stearns & Co. and Paine Webber and $350,000 of interim financing provided by its principal banker. The repurchase agreement borrowings had a weighted average interest rate of 7.2715%; the bank borrowing had an interest rate of 9.75%. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $2 million and have a floating rate of interest which is tied to the one month LIBOR rate. The bank interim financing is unsecured and is renewable on a month-to-month basis. The Company has no committed lines of credit.

12.  STOCK OPTIONS

          During 1995, the shareholders approved the 1995 Stock Option Plan (the "Plan") covering shares of the Company's Common Stock. The plan provides for the granting of non-qualified stock options to officers and unaffiliated directors of the Company. Under the terms of the Plan, the purchase price of the shares subject to each option granted to officers will not be less than 100% and options granted to unaffiliated directors will not be less than 110% of their fair market value at the date of the grant reduced by the aggregate amount of distributions declared. Options granted are exercisable for no more than 10 years from the date of grant.

          Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation, is effective for transactions entered into for fiscal years beginning after December 15, 1995. This statement defines a fair-value-based method of account for stock-based compensation. As permitted by SFAS 123, the Company accounts for stock options under APB Opinion. 25, under which no compensation cost has been recognized. The Company has provided the following pro forma net income and earnings per share data as if compensation cost for the Plan had been provided for consistent with SFAS 123:

                                             1996       1995
                                           --------   --------

Net Loss (in thousands):      As reported    ($903)   ($2,579)
                              Pro forma      ($903)   ($2,693)

Earnings per share            As reported   ($0.11)    ($0.32)
                              Pro forma     ($0.11)    ($0.32)

          The following table summarizes the stock option activity for the years ended December 31, 1996 and 1995, respectively. The weighted average exercise price has been reduced by aggregate distributions declared since the grant dates in accordance with the Plan agreement.



                                             Number of Share
                                                 Options
                                               Outstanding
                                             ---------------

      Balance, December 31, 1994                       --
      Granted to officers                         330,000
      Granted to non-affiliated directors           6,000
                                                  -------
      Balance, December 31, 1995                  336,000
      Granted                                       1,000
                                                  -------
      Balance, December 31, 1996                  337,000
                                                  =======

          No options were exercised or forfeited or expired during 1996 or 1995. As of December 31, 1996 and 1995, respectively, 337,000 and 336,000 of the options were exercisable. As of December 31, 1996, 63,000 shares were available under the Plan for granting further options. The weighted average fair value of options granted in 1996 and 1995, respectively, was $0.18 and $0.34. The options outstanding at December 31, 1996 have exercise prices of $1.20 and $2.23 with a weighted average exercise price of $2.23 and a weighted average remaining contractual life of 8.3 years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Management has made the following average assumptions for grants in 1996 and 1995, respectively: risk-free interest rate of 6.67% and 7.02%, expected distribution yields of 0% and 0%, expected lives of 10 and 10 years, and expected volatility of 35% and 39%.

13.  RELATED PARTY TRANSACTIONS

          Prior to July 1, 1996, the Company had entered into a Management Agreement (the "Management Agreement") with TIS Financial Services Inc., (the "Former Manager") which was renewable annually. At a special meeting of the Board of Directors on June 27, 1996, the Board resolved to let the Management Agreement expire on June 30, 1996 and to have the Company become a self-administered REIT. Management fees of $77,000 were paid for the first half of 1996; management fees of $130,000 and $121,000 were paid for 1995 and 1994, respectively. Residual interest administration fees of $90,000 and $100,000 were paid in 1995 and 1994, respectively. In addition, the Company reimbursed the Former Manager in the Amount of $391,198, $510,174 and $514,922, respectively, for 1996, 1995 and 1994 related to certain general administrative expenses incurred by the Former Manager on the Company's behalf (see further discussion below).


PRIOR TO JULY 1, 1996
---------------------
          Prior to July 1, 1996, the Company operated under the Management Agreement with the Former Manager. In June 1995 the Board of Directors of the Company and the Former Manager entered into a new Management Agreement through June 30, 1996. In March 1995, the Board of Directors authorized a committee composed of four Unaffiliated Directors to consider proposed revisions to the Management Agreement in light of the Company's acquisition of multifamily residential properties and recent waivers by the Unaffiliated Directors of the requirement in the Management Agreement that the Former Manager reimburse the Company for Excess Expenses. As a result, the Management Agreement approved in June 1995 increased the base management fee from .375% per annum of average invested assets to .65% thereof, changed the incentive compensation, eliminated an expense reimbursement provision, and discontinued the payment of a Residual Interest Administration Fee. These changes in the management fee became effective October 1, 1995. However, the Former Manager voluntarily waived the increase in base management fee for the fourth quarter of 1995 and first two quarters of 1996. Prior to going self-managed on July 1, 1996, the Company reimbursed the Former Manager for certain expenses incurred by the Former Manager on the Company's behalf, including rent, telephone, utilities, office furniture, equipment and machinery, computers, and computer services, as well as expenses relating to accounting, bookkeeping and related administrative functions (including the employment expenses of any persons performing these functions), and fees and expenses of agents and employees employed directly by the Former Manager at the Company's expense.

JULY 1, 1996 AND THEREAFTER
---------------------------
          In connection with becoming self-managed on July 1 1996, the Company entered into a Facilities and Expense Sharing Agreement ("Expense Sharing Agreement") with the Former Manager providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, Chairman and President of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space.

14.  WHOLLY-OWNED SUBSIDIARY

          On October 21, 1988 TISMAC, the wholly-owned Subsidiary of the Company, was incorporated for the purpose of issuing CMOs directly.

          During the year ended December 31, 1995 the Company sold the residual interest certificate and optional redemption rights related to the trust representing its economic interest in TISMAC for $785,000 and recognized a loss on disposition of $331,000. As a result of these transactions, the Company no longer has risk or reward of ownership, and therefore the remaining mortgage certificates and related bonds were removed from the Company's balance sheet. The accounting for this transaction had the effect of deconsolidating TISMAC from the Company's consolidated balance sheets at December 31, 1996 and 1995 and the results of operations of TISMAC are included in the consolidated statements of operations only through the date of sale in 1995.

15.  INTEREST INCOME

          Interest income from Mortgage Related Assets consisted of:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
(IN THOUSANDS)                                         1996         1995         1994
-------------------------------------------------------------------------------------
Mortgage Certificates, net                           $7,748      $13,735      $18,298
Short-term Investments                                   16          115          126
Residual Interests                                       52        1,483        3,650
Interest Only (IO) Bonds                                455        1,128        2,208
Commercial Securitizations                                0           89           51
-------------------------------------------------------------------------------------
         Total                                       $8,271      $16,550      $24,333
=====================================================================================

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

-------------------------------------------------------------------------------------
(IN THOUSANDS,                    FIRST      SECOND      THIRD     FOURTH
EXCEPT PER SHARE DATA)          QUARTER     QUARTER    QUARTER    QUARTER      TOTAL
-------------------------------------------------------------------------------------
1996
Interest Income
 from Mortgage Related Assets    $ 2,748     $2,691    $ 2,010    $ 1,944    $ 9,393
Income (Loss) from
 Real Estate Operations              (22)         3        (83)       (69)      (171)
Net Income (Loss)                   (361)        64       (345)      (261)      (903)
Net Income (Loss) per Share      $ (0.04)    $ 0.01    $ (0.04)   $ (0.04)   $ (0.11)

1995
Interest Income
 from Mortgage Related Assets    $ 5,407     $4,794    $ 2,753    $ 1,782    $14,736
Income (Loss) from
 Real Estate Operations              134        (21)      (104)      (298)      (289)
Net Income (Loss)                    363        190     (1,619)    (1,513)    (2,579)
Net Income (Loss) per Share      $  0.04     $ 0.03    $ (0.20)   $ (0.19)   $ (0.32)

17.  DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

          The Board of Directors has approved a Dividend Reinvestment and Share Purchase Plan which became effective on January 2, 1992. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased. During 1992, 5,780 shares were issued under the Plan resulting in an increase to capital of $39,000. No new shares were issued under the Plan thereafter, as all required shares have been purchased in the open market.

18.  RISK OF UNINSURED LOSSES

          The Company's real estate properties are located in an area that is subject to earthquake activity and the Company's comprehensive liability, fire, flood, extended coverage and rental loss insurance does not cover damage resulting from an earthquake and certain other losses. Accordingly, should the Company sustain damage resulting from an earthquake or other uninsured loss, the Company could lose its investment in, and anticipated profits and cash flows from the properties. The accompanying financial statements do not reflect any adjustments for these uncertainties.

19.  SUBSEQUENT EVENT

          On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then outstanding principal and interest on the Interim Note of $11,296,387 and the mortgage note on Villa San Marcos of $6,009,681.
The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The term of each of the underlying mortgage loans is ten years with a fixed annual interest rate of 8.36% for River Oaks and 8.31% for the others. The Permanent Financing provides for monthly payments of principal and interest of $138,084 based on an amortization schedule of 25 years. The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the 5th year. At December 31, 1996, the Company had capitalized approximately $660,000 of costs and fees associated with the Permanent Financing, classified within amortizable costs on the accompanying consolidated balance sheets.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TIS MORTGAGE INVESTMENT COMPANY

Date: March 27, 1997                             By:   /s/ Lorraine O. Legg
                                                    ----------------------------
                                                    Lorraine O. Legg, Chief
                                                    Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                  Title                                Date
--------------------------   -------------------------------------              ----


   /s/ Lorraine O. Legg      Director, President and                  March 27, 1997
--------------------------   Principal Executive Officer
Lorraine O. Legg


   /s/ John E. Castello      Executive Vice President (Principal      March 27, 1997
--------------------------   Financial Officer)
John E. Castello


   /s/ Michael J. Stone      Controller                               March 27, 1997
--------------------------
Michael J. Stone


   /s/ Patricia M. Howe      Director, Chairman of the Board          March 27, 1997
--------------------------
Patricia M. Howe


   /s/ John D. Boyce         Director                                 March 27, 1997
--------------------------
John D. Boyce


   /s/ Robert H. Edelstein   Director                                 March 27, 1997
--------------------------
Robert H. Edelstein


   /s/ Douglas B. Fletcher   Director                                 March 27, 1997
--------------------------
Douglas B. Fletcher


   /s/ Robert W. Ledoux      Director                                 March 27, 1997
--------------------------
Robert W. Ledoux


   /s/ Melvin  W. Petersen   Director                                 March 27, 1997
--------------------------
Melvin W. Petersen


   /s/ Will M. Storey        Director                                 March 27, 1997
--------------------------
Will M. Storey

                                 SCHEDULE III

                        TIS MORTGAGE INVESTMENT COMPANY
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)

   Column A           Column B         Column C            Column D              Column E
   --------           --------         --------            --------              --------
                                                             Costs
                                                          Subsequently  Gross Amount at which Carried
                                Initial Cost to Company   Capitalized         at Close of Year
                                -----------------------   -----------   ------------------------------
                                            Buildings                            Buildings
                                              and                                  and
  Description        Encumbrances   Land   Improvements   Improvements   Land   Improvements    Total
  -----------        ------------  ------  ------------   ------------  ------  ------------   -------
Shady Lane Village
Visalia, CA            $ 1,358     $  379     $ 1,725           $38     $  379     $ 1,763      $ 2,142

River Oaks
Hanford, CA              6,666        905       7,096            20        905     $ 7,116      $ 8,021

Villa San Marcos
Fresno, CA               5,981      2,549       7,459            --      2,549       7,459       10,008

Four Creeks Village
Visalia, CA              6,368      1,157       7,698            --      1,157       7,698        8,855
                       --------------------------------------------------------------------------------
                       $20,373     $4,990     $23,978           $58     $4,990     $24,036      $29,026
                       ================================================================================


  Column A             Column F       Column G       Column H         Column I
  --------             --------       --------       --------         --------
                                                                    Life on which
                     Accumulated      Date of          Date         Depreciation
  Description        Depreciation   Construction     Acquired       is Computed
  -----------        ------------   ------------     --------       --------------
Shady Lane Village
Visalia, CA              $ 84           1985           1995            40 years

River Oaks
Hanford, CA               325           1984           1995            40 years

Villa San Marcos
Fresno, CA                280           1991           1995            40 years

Four Creeks Village
Visalia, CA               249          1986-91         1995            40 years
                         ----
                         $938
                         ====
