Form 10-Q
period 1997-03-31
TIS MORTGAGE INVESTMENT CO
filed 1997-05-15
CIK 833088

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1997

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

                                 Yes   X    No
                                      ---       ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

            Class of Common Stock     Outstanding at May 9, 1997
            ---------------------     --------------------------

              $.001 Par Value              8,105,880 Shares

                        TIS MORTGAGE INVESTMENT COMPANY

                                     INDEX


                        Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                        Page Number

    Condensed Consolidated Statements of Income
      Three months ended March 31, 1997 and 1996                      3

    Condensed Consolidated Balance Sheets
      March 31, 1997 and December 31, 1996                            4

    Condensed Consolidated Statements of Cash Flows
      Three months ended March 31, 1997 and 1996                      5

    Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial

    Condition and Results of Operations                              14


                          Part II.  Other Information


Item 1.  Legal Proceedings                                           16

Item 6.  Exhibits and Reports on Form 8-K                            16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                               ---------------------
                                                                    1997       1996
------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest Income
  Mortgage Certificates, net                                      $ 1,601    $ 2,472
  Short-term Investments                                                0         10
  Residual Interests                                                    9        (27)
  Interest Only (IO) Bonds                                             74        120
Valuation Reserve Reduction                                           104        173
                                                               ----------    -------
  Income from Mortgage Related Assets                               1,788      2,748
                                                               ----------    -------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
  Interest                                                          1,695      2,569
  Administration Fees                                                  17         20
  Amortization of Deferred Bond Issuance Costs                         21         51
Short-term Debt                                                        47         44
                                                               ----------    -------
  Total Interest and CMO Related Expenses                           1,780      2,684
                                                               ----------    -------

REAL ESTATE OPERATIONS
Rental and Other Income                                               986      1,010
Operating and Maintenance Expenses                                   (322)      (338)
Interest on Real Estate Notes Payable                                (438)      (433)
Depreciation and Amortization                                        (241)      (170)
Property Taxes                                                        (83)       (91)
                                                               ----------    -------
  Loss from Real Estate Operations                                    (98)       (22)
                                                               ----------    -------

OTHER EXPENSES
Management Fees                                                         0         38
                                                               ----------    -------
General and Administrative Expense                                    328        365
                                                               ----------    -------
  Total Other Expenses                                                328        403
                                                               ----------    -------

Net Loss                                                            ($418)     ($361)
                                                               ==========    =======
------------------------------------------------------------------------------------

Net Loss per Share Outstanding                                     ($0.05)    ($0.04)

Weighted Average Shares Outstanding                                 8,106      8,106
------------------------------------------------------------------------------------

           See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                MARCH 31,    DECEMBER 31,
                                                                  1997           1996
-----------------------------------------------------------------------------------------
                                                               (Unaudited)
ASSETS
Mortgage Related Assets
      Mortgage Certificates, net                                 $ 70,186        $ 72,703
      Residual Interests                                              414             436
      Interest Only (IO) Bonds                                      2,651           2,695
      Commercial Securitizations                                      184             183
      Reserve for Loss on Investments                              (2,893)         (2,997)
                                                            -------------   -------------
            Total Mortgage Related Assets                          70,542          73,020
                                                            -------------   -------------

Operating Real Estate Assets, net                                  29,006          28,945
                                                            -------------   -------------

Other Assets
      Cash and Cash Equivalents                                        47              82
      Restricted Cash                                               1,134           1,272
      Accrued Interest and Accounts Receivable                        679             668
      Deferred Bond Issuance Costs, net                               577             598
      Other Assets                                                    793             988
                                                            -------------   -------------
            Total Other Assets                                      3,230           3,608
                                                            -------------   -------------

            Total Assets                                         $102,778        $105,573
                                                            =============   =============
-----------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, net                         $ 67,785        $ 70,259
Accounts Payable and Accrued Liabilities                              394             449
Accrued Interest Payable                                            1,018           1,056
Notes Payable on Real Estate                                       20,547          20,373
Short-term Debt                                                     2,281           2,418
                                                            -------------   -------------
            Total Liabilities                                      92,025          94,555
                                                            -------------   -------------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880
      shares issued and outstanding                                     8               8
Additional Paid-in Capital                                         74,696          74,696
Unrealized Loss on Investments                                     (1,989)         (2,142)
Retained Deficit                                                  (61,962)        (61,544)
                                                            -------------   -------------
            Total Shareholders' Equity                             10,753          11,018
                                                            -------------   -------------

            Total Liabilities and Shareholders' Equity           $102,778        $105,573
                                                            =============   =============
-----------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          -------------------
                                                                           1997        1996
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                ($   418)    ($   361)
Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation and Amortization                                    134          186
            Depreciation of Operating Real Estate Assets                     181          173
            Valuation Reserve Provision                                     (104)        (172)
      Increase in Accrued Interest and Accounts Receivable                   (11)        (427)
      Decrease (Increase) in Other Assets                                    191           (4)
      Increase (Decrease) in Accounts Payable and Accrued Liabilities        (55)         167
      Decrease in Accrued Interest Payable                                   (38)        (125)
                                                                        --------     --------
                  Net Cash Used in Operating Activities                     (120)        (563)
                                                                        --------     --------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-term Debt                                      (137)          58
Increase in Notes Payable on Real Estate                                  17,400            0
Notes Payable on Real Estate Retired                                     (17,201)           0
Principal Payments on Notes Payable on Real Estate                           (25)         (49)
Principal Payments on CMO's                                               (2,627)      (5,234)
                                                                        --------     --------
                  Net Cash Used in Financing Activities                   (2,590)      (5,225)
                                                                        --------     --------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) in Restricted Cash                                   137          (20)
Investment in Real Estate Assets                                            (242)         (19)
Principal Reduction in Mortgage Certificates                               2,561        5,647
Principal Reduction in Residual Interests                                     36           18
Principal Reduction in IO Bonds                                              184          201
Principal Reduction in (Additions to) Commercial Securitizations              (1)          19
                                                                        --------     --------
                  Net Cash Provided by Investment Activities               2,675        5,846
                                                                        --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents                         (35)          58
Cash and Cash Equivalents at Beginning of Period                              82          198
                                                                        --------     --------
Cash and Cash Equivalents at End of Period                               $    47      $   256
                                                                        ========     ========
---------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiary and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

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

          ACCOUNTING CHANGE - In accordance with Financial Accounting Standards Board Standard No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments.
The Company is not in the business of trading its real estate investments, however, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore, the Company has classified all its real estate investments as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses for unimpaired available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

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

         PRINCIPLES OF CONSOLIDATION - In April 1996 the Company sold its economic interest in TMAC CMO Trust 1986-1 through the sale of the residual interest certificate and optional redemption rights in the underlying trust. As a result, the accounts of TMAC CMO Trust 1986-1 are not included in the consolidated balance sheets and the results of operations of the trust are included in the 1996 consolidated statement of operations only through the date of sale. In addition, under generally accepted accounting principles, the Company consolidates assets and liabilities of Owner Trust Residuals when over 50% equity interest in the trust is held by the company. The portion of equity interest of each such Owner Trust Residual not owned by the Company is accounted for as minority interest. Additionally, the condensed consolidated financial statements include the accounts underlying its interest in real estate partnerships.

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

          OPERATING REAL ESTATE ASSETS - In accordance with Statement of Financial Accounting No. 121 ("SFAS 121") - Accounting for Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of, The Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. In management's opinion, as of March 31, 1997, the carrying value of real estate assets did not exceed their estimated fair value.

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

          NET LOSS PER SHARE - Net loss per share is based upon the weighted average number of shares of Common Stock outstanding. The common equivalent shares related to the 1995 Stock Option Plan are antidilutive and therefore are not included in the weighted average number of shares outstanding. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Account No. 128 ("SFAS No. 128") - Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the quarters ended March 31, 1997 and 1996, the Company's basic earnings per share would have been the same as those reported.

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

NOTE 3 - MORTGAGE CERTIFICATES

          Information is presented in the table below as of March 31, 1997 and December 31, 1996 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
---------------------
(In thousands)

                             Principal Amount of           Fair Value of              Cost Less
Residual Series            Mortgage Certificates   Mortgage Certificates   Unamortized Discount
-----------------------------------------------------------------------------------------------
MARCH 31, 1997
CMOT 28                                 $71,411                 $73,129                $70,186

DECEMBER 31, 1996
CMOT 28                                 $73,973                 $76,677                $72,703


NOTE 4 - RESIDUAL INTERESTS

          Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
----------------------------
(In thousands)

                                                             Book Value
                                                    --------------------------
                                           Purchase   March 31,   December 31,
Residual Series                               Price        1997           1996
------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                      $1,537        $188           $210
LFR-9                                         2,589         113            113
CMSC I                                        8,642         104            104
FHLMC 25                                      4,934           5              5
FHLMC 21                                      5,361           4              4
------------------------------------------------------------------------------
                                                            414            436
------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
----------------------------------------
TMAC 1986-2                                      67           0              0
TMAC 1987-3                                     165           0              0
------------------------------------------------------------------------------
Total Residual Interests                                   $414           $436
==============================================================================

          SECURITIZED RESIDUALS AND CORPORATE REMIC RESIDUAL INTERESTS - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the

Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                                                       FIXED RATE RESIDUALS
---------------------------------------------------------------------------------------------------------------------------------
                                                                               CMO BOND DATA (100% OF ISSUE)
                                                             --------------------------------------------------------------------

NAME OF ISSUER                                        TIS                  INITIAL    MAR 31, 1997
AND SERIES/                     TIS              PURCHASE                PRINCIPAL       PRINCIPAL
CMO ISSUE                  PURCHASE       TIS %     PRICE     BOND         BALANCE         BALANCE             BOND        STATED
DATE                           DATE   OWNERSHIP    ($000)    CLASS          ($000)          ($000)           COUPON      MATURITY
---------------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust       May 29, 1991    99.990%     $1,537      1-A      $    9,722         $     0            7.35%   Jan 1, 2013
Series 1988-1                                                  1-B           8,017               0            8.50%   Apr 1, 2014
(BT 88-1)                                                      1-C          34,769          13,742            8.75%   Apr 1, 2018
Feb 16, 1988                                                   1-D          47,492          10,760            8.63%   Apr 1, 2018
                                                                  --------------------------------
                                                                        $  100,000         $24,502
---------------------------------------------------------------------------------------------------------------------------------
2) L F Rothschild       Nov 7, 1990   100.000%     $2,589        A      $   11,000         $     0     Zero Coupon    Jan 1, 2019
Trust 9                                                          B          22,000               0     Zero Coupon    Jan 1, 2019
(LFR-9)                                                          C          54,000           7,980     Zero Coupon    Jan 1, 2019
Dec 2, 1988                                                      D          32,850           2,663     Zero Coupon    Jan 1, 2019
                                                                 E          30,000               0     Zero Coupon    Jan 1, 2019
                                                                 R             150             150   Residual Bond    Jan 1, 2019
                                                                  --------------------------------
                                                                        $  150,000         $10,793
--------------------------------------------------------------------------------------------------------------------------------
3) Collateralized      Dec 21, 1988    44.000%     $4,462      I-1      $  291,000         $     0            7.95%   Feb 1, 2009
Mortgage               Mar 23, 1989    44.000%      4,180      I-2         194,000             154            9.45%   May 1, 2013
                                      -------    --------
Securities Corp.           Subtotal    88.000%     $8,642      I-3(Z)       15,000          38,170            9.45%   Feb 1, 2017
                                      =======    ========
                                                                  --------------------------------
Series I (CMSC I)                                                       $  500,000         $38,324
Jan 28, 1987
----------------------------------------------------------------------------------------------------------------------------------
4) Federal Home        Jun 22, 1989    55.000%     $4,934     25-A      $  105,923         $     0            9.00%   Nov 15, 2018
Loan Mortgage                                                 25-B          51,002               0            9.50%   Nov 15, 2005
Corporation                                                   25-C          53,028               0            9.50%   Mar 15, 2011
Series 25                                                     25-D          46,414               0            9.50%   Feb 15, 2014
(FHLMC 25)                                                    25-E          50,936               0            9.50%   May 15, 2016
Dec 1, 1988                                                   25-F          76,167               0            9.50%   Dec 15, 2018
                                                              25-G          43,940          42,633            9.50%   Feb 15, 2020
                                                              25-H          72,490               0            7.90%   Feb 15, 2020
                                                                 R             100               9   Residual Bond    Feb 15, 2020
                                                                  --------------------------------
                                                                        $  500,000         $42,642
----------------------------------------------------------------------------------------------------------------------------------
5) Federal Home         Jan 5, 1989    62.500%     $5,361     21-A      $  140,645         $     0            8.90%   Jan 15, 1998
Loan Mortgage                                                 21-B         216,267               0            8.90%   Feb 15, 2004
Corporation                                                   21-C         101,503               0            9.10%   Jan 15, 2006
Series 21                                                     21-D          93,376               0            9.25%   Jun 15, 2007
(FHLMC 21)                                                    21-E         122,951               0            9.35%   Feb 15, 2009
Nov 30, 1988                                                  21-F         240,408               0            9.45%   Sep 15, 2011
                                                              21-Z          84,750          73,900            9.50%   Jan 15, 2020
                                                                 R             100               7   Residual Bond    Jan 15, 2020
                                                                  --------------------------------
                                                                        $1,000,000         $73,907
==================================================================================================================================

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

          Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interests in which the Company holds an interest at March 31, 1997 are set forth below:

                                                    EQUITY RESIDUAL INTERESTS
 ---------------------------------------------------------------------------------------------------------------------------------
                                                                                   CMO BOND DATA (100% OF ISSUE)
                                                             ---------------------------------------------------------------------
NAME OF ISSUER                                           TIS                INITIAL    MAR 31, 1997
AND SERIES/                     TIS                 PURCHASE              PRINCIPAL       PRINCIPAL
CMO ISSUE                  PURCHASE        TIS %       PRICE    BOND        BALANCE         BALANCE            BOND         STATED
DATE                           DATE    OWNERSHIP      ($000)   CLASS         ($000)          ($000)          COUPON       MATURITY
----------------------------------------------------------------------------------------------------------------------------------
1) Collateralized      Aug 31, 1988      98.000%     $4,810        A       $275,000         $     0           8.00%    Jun 1, 2006
Mortgage                Aug 8, 1990       2.000%         47        B         77,200               0           8.50%    Jun 1, 2008
                                        -------      ------
Obligation                              100.000%     $4,857        C        108,300               0           8.50%    Dec 1, 2010
                                        =======      ======
(CMOT 28)                                                          Z         39,500          72,041           8.45%    Jun 1, 2017
                                                                    -------------------------------
May 29, 1987                                                               $500,000         $72,041
----------------------------------------------------------------------------------------------------------------------------------

2) TMAC 1986-2         Jun 18, 1993      44.990%     $   67      2-A       $ 72,600         $ 5,632      LIBOR+.60%   Mar 20, 2018
Dec 10, 1986                                                     2-B         27,400           2,126    25.11987% -    Mar 20, 2018
                                                                    -------------------------------
                                                                           $100,000         $ 7,758    (2.00959) x    LIBOR
----------------------------------------------------------------------------------------------------------------------------------
3) TMAC 1987-3         Jun 18, 1993      44.767%     $  165      3-A       $ 55,070         $     0      LIBOR+.60%   Apr 20, 2013
Mar 30, 1987                                                     3-B         72,135               0           7.50%   Apr 20, 2009
                                                                 3-C         18,535               0           8.31%   Jan 20, 2011
                                                                 3-D         39,765               0           8.58%   Jul 20, 2013
                                                                 3-E(Z)       9,495          17,957           9.00%   Apr 20, 2018
                                                                    -------------------------------
                                                                           $195,000         $17,957
----------------------------------------------------------------------------------------------------------------------------------

Total Collateralized Mortgage Obligations                                                   $97,756
==================================================================================================================================

          CMO COLLATERAL - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the company holds a Residual Interest.

                                                   CMO COLLATERAL
-----------------------------------------------------------------------------------------------------------------------
                                                                           CMO COLLATERAL DATA (100% OF ISSUE)
                                                                -------------------------------------------------------
                                                                   WEIGHTED     MAR 31, 1997    CURRENT        WEIGHTED
                                                                    AVERAGE       COLLATERAL   WEIGHTED         AVERAGE
                                           RESIDUAL                   PASS-        PRINCIPAL    AVERAGE       REMAINING
RESIDUAL                                   INTEREST      TYPE OF    THROUGH          BALANCE     COUPON       MONTHS TO
SERIES                                         TYPE   COLLATERAL       RATE           ($000)       RATE        MATURITY
-----------------------------------------------------------------------------------------------------------------------
Equity Residual Interests
-------------------------
CMOT 28                                       Fixed         FNMA       8.50%        $71,411        9.11%            230
TMAC 1986-2                                   Fixed        FHLMC       9.50%          7,332       10.10%            219
TMAC 1987-3                                   Fixed        FHLMC       9.08%         17,957        9.82%            216

Nonequity Residual Interests
----------------------------
BT 88-1                                       Fixed         GNMA       9.00%         23,774        9.50%            223
LFR-9                                         Fixed         FNMA       9.50%         10,656       10.21%            243
CMSC I                                        Fixed         FNMA       9.50%         37,040       10.13%            213
FHLMC 25                                      Fixed        FHLMC       9.50%         41,564       10.33%            239
FHLMC 21                                      Fixed        FHLMC       9.50%         73,908       10.21%            239
=======================================================================================================================

NOTE 5 - INTEREST ONLY (IO) BONDS

          IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)

                                                                                              Book Value
                                                                             ------------------------------------------
Name and Issuer                                                    Purchase              March 31,         December 31,
and Series                                                            Price                   1997                 1996
-----------------------------------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                                         $8,203                 $1,730               $1,753
Pru Home Mtg Corp Series 1992-7                                       4,776                    699                  708
Bear Stearns Mtg Sec Series 1992-1                                    2,720                    222                  234
-----------------------------------------------------------------------------------------------------------------------

                                                                                            $2,651               $2,695
=======================================================================================================================

         Certain characteristics of the Company's IO Bonds are on the following table:

                                                 INTEREST ONLY BONDS
-------------------------------------------------------------------------------------------------------------------
                                                                COLLATERAL DATA (% OF IO HELD BY TIS)
                                              ---------------------------------------------------------------------
                                                                 WEIGHTED    MAR. 31, 1997     CURRENT     WEIGHTED
NAME OF ISSUER                              TIS                   AVERAGE       COLLATERAL    WEIGHTED      AVERAGE
AND SERIES/                     TIS    PURCHASE                      PASS        PRINCIPAL     AVERAGE    REMAINING
CMO ISSUE                  PURCHASE       PRICE      TYPE OF      THROUGH          BALANCE      COUPON    MONTHS TO
DATE                           DATE      ($000)   COLLATERAL   RATE TO IO            ($000)       RATE     MATURITY
-------------------------------------------------------------------------------------------------------------------
1) FNMA               July 30, 1992     $8,203          FNMA      49.58 -          $ 4,242        8.95%         290
Series 1992-123                                                   (5.67 x
Class S                                                            LIBOR)
July 25, 1992
-------------------------------------------------------------------------------------------------------------------
2) Prudential          Mar 27, 1992     $4,776           NON       0.5652%         $47,738        8.79%         289
Home Mortgage                                         AGENCY
Corporation
Series 1992-7
March 1, 1992
-------------------------------------------------------------------------------------------------------------------
3) Bear Stearns        May 28, 1992     $2,720           NON       0.3714%         $ 6,243        9.83%         237
Mortgage                                              AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
===================================================================================================================

NOTE 6 - OPERATING REAL ESTATE ASSETS

         During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. The carrying value of operating real estate assets at March 31, 1997 and December 31, 1996 is presented in the following table:

                                       March 31,    December 31,
              (in thousands)              1997          1996
   -------------------------------------------------------------
      Land                               $ 5,024         $ 4,990
      Buildings and improvements          24,185          24,036
      Personal property                    1,052             993
                                     ---------------------------
         Total                            30,261          30,019
      Less accumulated depreciation
         and amortization                 (1,255)         (1,074)
                                     ---------------------------
         Net                             $29,006         $28,945
                                     ===========================

          At March 31, 1997, the Company's four multifamily properties had an overall occupancy of 95%.

NOTE 7 - NOTES PAYABLE ON REAL ESTATE

         As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995 secured by Four Creeks-I. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the 5th year. The following table summarizes the debt outstanding on the properties as of March 31, 1997 and December 31, 1996. The Shady Lane loan remains in the name of the seller of the property and will until refinanced but the Company is servicing the debt and receives all of the economic benefits from the property.

                          Principal Balance                    Interest                     Monthly
                          -----------------        Basis of      Rate                      Principal
                       March 31,    December 31,   Interest     Mar. 31,       Due        and Interest
Property                 1997           1996         Rate         1997        Date          Payment
------------------------------------------------------------------------------------------------------
Shady Lane            $ 1,351,821    $ 1,358,576      Fixed      8.375%    Dec. 1, 2004       $ 11,967

River Oaks              6,431,250      6,665,796      Fixed       8.36%   Apr. 30, 2007         51,181

Villa San Marcos        6,975,000      5,980,626      Fixed       8.31%   Apr. 30, 2007         55,274

Four Creeks - I         1,795,198      1,799,034      Fixed       8.16%    Dec. 1, 2005         13,521

Four Creeks - II        3,993,750      4,569,204      Fixed       8.31%   Apr. 30, 2007         31,649
------------------------------------------------------------------------------------------------------

Total                 $20,547,019    $20,373,236                                              $163,592
======================================================================================================

NOTE 8 - SHORT-TERM DEBT

         At March 31, 1997 the Company's short-term borrowings totaled $2,417,500 which consisted of $2,280,500 under repurchase agreements with Bear Stearns & Co. and Paine Webber and $250,000 of interim financing provided by its principal banker. The repurchase agreement borrowings had a weighted average interest rate of 7.25%; the bank borrowing had an interest rate of 10%. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's nonequity Residual Interests and IO Bonds whose fair values approximated $2 million and have a floating rate of interest which is tied to the one month LIBOR rate. The bank interim financing is unsecured and is renewable on a month-to-month basis. The Company has no committed lines of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    GENERAL

     Prior to 1995, the Company primarily invested in the Residual Interests of CMOs and other mortgage related assets. The mortgage collateral underlying the CMOs in the Company's portfolio of Residual Interests are mortgage-backed certificates issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). In 1995 the Company changed its investment focus from investments in Residual Interests of CMOs and other mortgage related assets to multifamily real estate. As a result, it sold a number of its nonequity residual interests, interest only bonds and a commercial securitization in order to fund the purchase of multifamily real estate projects.

     The Company is not in the business of selling its real estate investments and therefore purchases these assets with the intention of holding them to term. However, from time to time the Company may sell an asset as part of the Company's ongoing effort to adjust its portfolio composition to reflect changes in economic conditions. The Company may also occasionally acquire real estate assets which are available for sale before their term. It may also utilize hedging strategies with certain mortgage related assets and other instruments which would not be held to term.

     The Company's income from mortgage related assets is sensitive to changes in mortgage prepayments and interest rates. The Company attempts to reduce the prepayment and interest rate risks by purchasing mortgage-related assets which have characteristics and yields that complement the characteristics and yields of existing assets. The Company's income from multifamily real estate is sensitive to local real estate market conditions, cost of maintenance of its properties and interest rates on its secured debt.

                             RESULTS OF OPERATIONS

     The company had a net loss of $418,000, or $0.05 per share, for the quarter ended march 31, 1997. this compares to a net loss of $361,000, or $0.04 per share, for the quarter ended march 31, 1996. the company did not pay a dividend in the first quarter of either year.

     Interest from mortgage certificates is a declining amount based on the principal amount outstanding, which has been declining due to scheduled amortizations and prepayments of the underlying mortgage loans. Interest expense on CMOs also declines from year to year in proportion to the declining principal amount outstanding. Therefore, the net interest margin (interest income from mortgage certificates less interest expense on CMOs) remained essentially constant between the two years. As a result of the sale of the residual interest in TMAC CMO Trust 1986-1 in April 1996, interest from mortgage certificates and interest on CMOs declined significantly in the three months ended March 31, 1997 because the accounts of this Owner Trust Residual are no longer included in the condensed consolidated financial statements. In the quarter ended March 31, 1996, interest income included $518,000 and interest expense included $438,000 from TMAC CMO Trust 1986-1.

     Income from Residual Interests and Interest Only bonds was $83,000 in the three months ended March 31, 1997 as compared to $93,000 in the prior year period as the underlying portfolio remained relatively constant between periods.

     Real Estate operations showed a loss of $98,000 and $22,000 in the three months ended March 31, 1997 and 1996, respectively. However, operating income from real estate operations before depreciation and amortization was $143,000 and $148,000 in the three months ended March 31, 1997 and 1996, respectively. Depreciation of operating real estate assets increased in the three months ended March 31, 1997 compared to the first quarter of 1996 as a result of capital improvements. Otherwise real estate operations were relatively comparable between the respective periods.

     On June 27, 1996, the Board of Directors announced that as of July 1, 1996 the Company became a self-administered Real Estate Investment Trust and was no longer managed by TIS Financial Services, Inc. Prior to that date, the Manager oversaw the operations of the Company pursuant to a management agreement. As a result, for the quarter ended March 31, 1997, the Company incurred no management fees. In the first quarter of 1996, the Company incurred management fees of $38,000.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage-related assets.

     The Company currently has agreements with two investment banking firms to borrow funds under repurchase agreements. At March 31, 1997 the Company had borrowings outstanding under these agreements totaling $2,030,500. This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $4 million. In addition, the Company has obtained interim financing from its principal banker totaling $250,000. The bank borrowings are unsecured and are renewable on a month-to-month basis.

     The Company's cash flows for the three months ended March 31, 1997 and 1996 are as follows:


             (in thousands)              1997      1996
   -----------------------------------------------------

    Used in Operating Activities        ($ 119)   ($ 563)
    Used in Financing Activities        (2,590)   (5,225)
    Provided by Investment Activities    2,674     5,846
                                        ----------------
    Net Increase (Decrease) in
      Cash and Cash Equivalents         ($  35)    $  58
                                        ================

         At March 31, 1997, the Company has unrestricted cash and cash equivalents of $82,000.

         Over the twelve months ended March 31, 1998, schedule principal maturities on the notes payable on real estate amount to $272,000 and are expected to be funded by cash flow from the Company's multifamily residential properties. During the three months ended March 31, 1997 and 1996, the income from real estate operations before depreciation and amortization amounted to $143,000 and $148,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended March 31, 1998 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

         Over the twelve months ended March 31, 1998, the Company anticipates that cash inflows from mortgage related assets will approximate the cash outflows associated with the underlying collateralized mortgage obligations. However, management can provide no assurances of such mortgage related cash flows as such cash flows are subject to interest rate changes, prepayment risks and other uncertainties.

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

             No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TIS MORTGAGE INVESTMENT COMPANY



      MAY 14, 1997            BY:
      ------------               -------------------------------
        Date                     Lorraine O. Legg, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)



      MAY 14, 1997            BY:
      ------------               --------------------------------
        Date                     John E. Castello, Executive Vice
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)