Form 10-Q
period 1997-06-30
TIS MORTGAGE INVESTMENT CO
filed 1997-08-13
CIK 833088

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

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

            Class of Common Stock      OUTSTANDING AT AUGUST 12, 1997
            ---------------------      ------------------------------

              $.001 PAR VALUE                 8,105,880 SHARES

                        TIS MORTGAGE INVESTMENT COMPANY

                                     INDEX


                         Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                         Page Number
Consolidated Financial Statements                                      3

Condensed Consolidated Balance Sheets
   June 30, 1997 and December 31, 1996                                 4

Condensed Consolidated Statements of Income
   Three and six months ended June 30, 1997 and 1996                   5

Condensed Consolidated Statements of Cash Flows
   Six months ended June 30, 1997 and 1996                             6

Notes to Condensed Consolidated Financial Statements                   7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                 14


                          Part II.  Other Information

Item 1.  Legal Proceedings                                            16

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 6.  Exhibits and Reports on Form 8-K                             17

--------------------------------------------------------------------------------
                         PART 1:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 1996 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

          In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                          JUNE 30,                    December 31,
                                                                            1997                          1996
----------------------------------------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
      Mortgage Certificates, net                                                $ 67,010                      $ 72,703
      Residual Interests                                                             402                           436
      Interest Only (IO) Bonds                                                     2,346                         2,695
      Commercial Securitizations                                                     184                           183
      Reserve for Loss on Investments                                             (2,762)                       (2,997)
                                                                 -----------------------       -----------------------
            Total Mortgage Related Assets                                         67,180                        73,020
                                                                 -----------------------       -----------------------

Operating Real Estate Assets                                                      28,932                        28,945
                                                                 -----------------------       -----------------------

Other Assets
      Cash and Cash Equivalents                                                      184                            82
      Restricted Cash                                                              1,498                         1,272
      Accrued Interest and Accounts Receivable                                     1,024                           668
      Deferred Bond Issuance Costs                                                   551                           598
      Other Assets                                                                   679                           988
                                                                 -----------------------       -----------------------
            Total Other Assets                                                     3,936                         3,608
                                                                 -----------------------       -----------------------

            Total Assets                                                        $100,048                      $105,573
                                                                 =======================       =======================
----------------------------------------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, net                                        $ 65,022                      $ 70,259
Accounts Payable and Accrued Liabilities                                             904                           449
Accrued Interest Payable                                                             976                         1,056
Notes Payable on Real Estate                                                      20,484                        20,373
Short-term Debt                                                                    2,173                         2,418
                                                                 -----------------------       -----------------------
            Total Liabilities                                                     89,559                        94,555
                                                                 -----------------------       -----------------------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880
      shares issued and outstanding                                                    8                             8
Additional Paid-in Capital                                                        74,696                        74,696
Unrealized Loss on Investments                                                    (2,150)                       (2,142)
Retained Deficit                                                                 (62,065)                      (61,544)
                                                                 -----------------------       -----------------------
            Total Shareholders' Equity                                            10,489                        11,018
                                                                 -----------------------       -----------------------

            Total Liabilities and Shareholders' Equity                          $100,048                      $105,573
                                                                 =======================       =======================



See Notes to Condensed Consolidated Financial Statements

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           Three Months Ended                              Six Months Ended
                                                                June 30                                        June 30
                                               --------------------------------------         --------------------------------------

                                                       1997                  1996                     1997                  1996
------------------------------------------------------------------------------------------------------------------------------------

MORTGAGE RELATED ASSETS
Interest
      Mortgage Certificates, net                         $ 1,552               $1,884                  $ 3,153              $ 4,356
      Short-term Investments                                  --                    4                       --                   14
      Residual Interests                                      --                   16                        9                  (11)
      Interest Only (IO) Bonds                               101                  100                      175                  220
Valuation Reserve Reduction                                  131                  237                      235                  410
Gain on Sales of Investments                                 441                  450                      441                  450
                                               -----------------      ---------------         ----------------      ---------------
      Income from Mortgage Related Assets                  2,225                2,691                    4,013                5,439
                                               -----------------      ---------------         ----------------      ---------------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
      Interest                                             1,676                2,118                    3,371                4,687
      Administration Fees                                     17                   17                       34                   37
      Deferred Bond Issuance Costs                            26                   47                       47                   98
Short-term Debt                                               44                   37                       91                   81
                                               -----------------      ---------------         ----------------      ---------------
      Total Interest and CMO Related Expenses              1,763                2,219                    3,543                4,903
                                               -----------------      ---------------         ----------------      ---------------

REAL ESTATE OPERATIONS
Rental and Other Income                                    1,021                  996                    2,007                2,006
Operating and Maintenance Expenses                          (374)                (306)                    (696)                (644)
Depreciation and Amortization                               (202)                (169)                    (443)                (339)
Interest on Real Estate Notes Payable                       (428)                (430)                    (866)                (863)
Property Taxes                                               (81)                 (88)                    (164)                (179)
                                               -----------------      ---------------         ----------------      ---------------
      Income (Loss) from Real Estate
         Operations                                          (64)                   3                     (162)                 (19)
                                               -----------------      ---------------         ----------------      ---------------


OTHER EXPENSES
Management and Residual
      Interest Administration Fees                            --                   39                       --                   77
General and Administrative                                   501                  372                      829                  737
                                               -----------------      ---------------         ----------------      ---------------
      Total Other Expenses                                   501                  411                      829                  814
                                               -----------------      ---------------         ----------------      ---------------

Net Income (Loss)                                        ($  103)              $   64                  ($  521)             ($  297)
                                               =================      ===============         ================      ===============
------------------------------------------------------------------------------------------------------------------------------------


Net Income (Loss) per Share                               ($0.01)               $0.01                   ($0.06)              ($0.03)
Weighted Average Shares Outstanding                        8,106                8,106                    8,106                8,106
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                ----------------------------------------
                                                                                        1997                    1996
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                   ($521)                  ($297)
Adjustments to Reconcile Net Income to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation of Operating Real Estate Assets                                     369                     335
            Other Depreciation and Amortization                                              366                     516
            Valuation Reserve Provision                                                     (235)                   (410)
            Gain on Sales of Investments                                                    (441)                   (450)
      Increase in Accrued Interest and Accounts Receivable                                  (356)                   (310)
      Decrease in Prepaid Expenses                                                           111                      99
      Decrease in Other Assets                                                               125                      --
      Increase (Decrease) in Accounts Payable and Accrued Liabilities                        455                    (113)
      Decrease in Accrued Interest Payable                                                   (80)                   (204)
                                                                                ----------------        ----------------
                  Net Cash Used in Operating Activities                                     (207)                   (834)
                                                                                ----------------        ----------------
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                                 (245)                    (65)
Increase in Notes Payable on Real Estate                                                  17,400                      --
Notes Payable on Real Estate Retired                                                     (17,201)                     --
Principal Payments on Notes Payable on Real Estate                                           (88)                   (101)
Principal Payments on CMO's                                                               (5,582)                (10,643)
                                                                                ----------------        ----------------
                  Net Cash Used in Financing Activities                                   (5,716)                (10,809)
                                                                                ----------------        ----------------
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Increase in Restricted Cash                                                             (226)                   (382)
Investment in Real Estate Assets                                                            (356)                    (60)
Proceeds from Sales of Investments                                                           441                     450
Principal Reduction in Mortgage Certificates                                               5,793                  11,504
Principal Reduction in Residual Interests                                                     31                      59
Principal Reduction in IO Bonds                                                              343                     424
Principal Reduction in (Additions to) Commercial Securitizations                              (1)                      6
                                                                                ----------------        ----------------
                  Net Cash Provided by Investment Activities                               6,025                  12,001
                                                                                ----------------        ----------------

Net Increase in Cash and Cash Equivalents                                                    102                     358
Cash and Cash Equivalents at Beginning of Period                                              82                     198
                                                                                ----------------        ----------------

Cash and Cash Equivalents at End of Period                                              $    184                $    556
                                                                                ================        ================
------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiary and its partnership interests in real estate assets.
All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

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

          OPERATING REAL ESTATE ASSETS - In accordance with Statement of Financial Accounting No. 121 ("SFAS 121") - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, the Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. In management's opinion, as of June 30, 1997, the carrying value of real estate assets did not exceed their estimated fair value.

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

          NET INCOME (LOSS) PER SHARE - Net income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding. The common equivalent shares related to the 1995 Stock Option Plan are antidilutive and therefore are not included in the weighted average number of shares outstanding. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Account No. 128 ("SFAS No. 128") - Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the three and six months ended June 30, 1997 and 1996, the Company's basic earnings per share would have been the same as those reported.

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

Note 3 - Mortgage Certificates

          Information is presented in the table below as of June 30, 1997 and December 31, 1996 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
---------------------
(In thousands)

                                 Principal Amount of               Fair Value of                    Cost Less
Residual Series                 Mortgage Certificates          Mortgage Certificates           Unamortized Discount
-----------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997
CMOT 28                                           $68,180                        $70,376                        $67,010

DECEMBER 31, 1996
CMOT 28                                           $73,973                        $76,677                        $72,703


NOTE 4 - RESIDUAL INTERESTS

          Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
----------------------------
(In thousands)

                                                                                         Book Value
                                                                    --------------------------------------------------
                                                     Purchase                 June 30,               December 31,
Residual Series                                       Price                     1997                     1996
----------------------------------------------------------------------------------------------------------------------

Nonequity Residual Interests
----------------------------
BT 88-1                                                       $1,537                    $ 189                    $ 210
LFR-9                                                          2,589                      102                      113
CMSC I                                                         8,642                      104                      104
FHLMC 25                                                       4,934                        4                        5
FHLMC 21                                                       5,361                        3                        4
----------------------------------------------------------------------------------------------------------------------

                                                                                          402                      436
----------------------------------------------------------------------------------------------------------------------
Unconsolidated Equity Residual Interests
----------------------------------------
TMAC 1986-2                                                       67                        0                        0
TMAC 1987-3                                                      165                        0                        0
----------------------------------------------------------------------------------------------------------------------

Total Residual Interests                                                                $ 402                    $ 436
======================================================================================================================

          On June 12, 1997, the Company sold its equity residual interests in TMAC 1986-2 and 1987-3 for $441,000. These investments had been carried at zero so that the entire amount of the sales proceeds is reflected as a gain on sales of investments in the second quarter of 1997.

          Securitized Residuals and Corporate REMIC Residual Interests - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                              FIXED RATE RESIDUALS
--------------------------------------------------------------------------------

                                                                                    CMO BOND DATA (100% OF ISSUE)
                                                           -------------------------------------------------------------------------


Name of Issuer                                      TIS                   Initial     June 30, 1997
and Series/              TIS                      Purchase               Principal      Principal
CMO Issue              Purchase       TIS %        Price      Bond        Balance        Balance            Bond           Stated
Date                    Date        Ownership     ($000)      Class        ($000)         ($000)           Coupon         Maturity
------------------------------------------------------------------------------------------------------------------------------------

1) Bankers Trust     May 29, 1991    99.990%      $1,537       1-A      $    9,722       $     0            7.35%        Jan 1, 2013

Series 1988-1                                                  1-B           8,017             0            8.50%        Apr 1, 2014

(BT 88-1)                                                      1-C          34,769        13,742            8.75%        Apr 1, 2018

Feb 16, 1988                                                   1-D          47,492        10,032            8.63%        Apr 1, 2018
                                                                    ---------------------------------
                                                                        $  100,000       $23,774
------------------------------------------------------------------------------------------------------------------------------------


2) L F Rothschild     Nov 7, 1990   100.000%      $2,589        A       $   11,000       $     0        Zero Coupon      Jan 1, 2019

Trust 9                                                         B           22,000             0        Zero Coupon      Jan 1, 2019

(LFR-9)                                                         C           54,000         7,819        Zero Coupon      Jan 1, 2019

Dec 2, 1988                                                     D           32,850         2,334        Zero Coupon      Jan 1, 2019

                                                                E           30,000             0        Zero Coupon      Jan 1, 2019

                                                                R              150           150      Residual Bond      Jan 1, 2019
                                                                    ---------------------------------
                                                                        $  150,000       $10,303
------------------------------------------------------------------------------------------------------------------------------------


3) Collateralized     Dec 21, 1988   44.000%      $4,462       I-1      $  291,000       $     0            7.95%        Feb 1, 2009

Mortgage              Mar 23, 1989   44.000%       4,180       I-2         194,000             0            9.45%        May 1, 2013
                                     -------      ------
Securities Corp.          Subtotal   88.000%      $8,642       I-3(Z)       15,000        36,520            9.45%        Feb 1, 2017
                                     =======      ======            ---------------------------------
Series I (CMSC I)                                                       $  500,000       $36,520
Jan 28, 1987
------------------------------------------------------------------------------------------------------------------------------------


4) Federal Home       Jun 22, 1989   55.000%      $4,934       25-A     $  105,923       $     0            9.00%       Nov 15, 2018

Loan Mortgage                                                  25-B         51,002             0            9.50%       Nov 15, 2005

Corporation                                                    25-C         53,028             0            9.50%       Mar 15, 2011

Series 25                                                      25-D         46,414             0            9.50%       Feb 15, 2014

(FHLMC 25)                                                     25-E         50,936             0            9.50%       May 15, 2016

Dec 1, 1988                                                    25-F         76,167             0            9.50%       Dec 15, 2018

                                                               25-G         43,940        40,071            9.50%       Feb 15, 2020

                                                               25-H         72,490             0            7.90%       Feb 15, 2020

                                                                  R            100             8    Residual Bond       Feb 15, 2020
                                                                    ------------------------------
                                                                        $  500,000       $40,079
------------------------------------------------------------------------------------------------------------------------------------



5) Federal Home       Jan 5, 1989    62.500%      $5,361       21-A     $  140,645       $     0            8.90%       Jan 15, 1998

Loan Mortgage                                                  21-B        216,267             0            8.90%       Feb 15, 2004

Corporation                                                    21-C        101,503             0            9.10%       Jan 15, 2006

Series 21                                                      21-D         93,376             0            9.25%       Jun 15, 2007

(FHLMC 21)                                                     21-E        122,951             0            9.35%       Feb 15, 2009

Nov 30, 1988                                                   21-F        240,408             0            9.45%       Sep 15, 2011

                                                               21-Z         84,750        69,698            9.50%       Jan 15, 2020

                                                                  R            100             7    Residual Bond       Jan 15, 2020
                                                                    ------------------------------
                                                                        $1,000,000       $69,705
====================================================================================================================================


          Equity Residual Interests - The Company currently holds interests in onr Owner Trust Residual. Although the underlying CMOs in these Residual Interests are not liabilities of the Company, under the requirements of generally accepted accounting principles, the Company consolidates assets and liabilities of the Owner Trust Residuals when over 50% equity interest in the trust is held by the Company.

          Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interest in which the Company holds an interest at June 30, 1997 are set forth below:

                           EQUITY RESIDUAL INTERESTS
--------------------------------------------------------------------------------

                                                                              CMO BOND DATA (100% OF ISSUE)
                                                           ---------------------------------------------------------------
Name of Issuer                                        TIS               Initial     June 30, 1997
and Series/                TIS                     Purchase            Principal      Principal
CMO Issue                Purchase       TIS %        Price     Bond     Balance        Balance        Bond       Stated
Date                           Date   Ownership     ($000)     Class     ($000)         ($000)       Coupon     Maturity
--------------------------------------------------------------------------------------------------------------------------
Collateralized         Aug 31, 1988      98.000%     $4,810        A    $275,000       $     0        8.00%   Jun 1, 2006
Mortgage                Aug 8, 1990       2.000%         47        B      77,200             0        8.50%   Jun 1, 2008
                                        -------      ------
Obligation                              100.000%     $4,857        C     108,300             0        8.50%   Dec 1, 2010
                                        =======      ======
(CMOT 28)                                                          Z      39,500        69,086        8.45%   Jun 1, 2017
                                                                    ---------------------------
May 29, 1987                                                            $500,000       $69,086
==========================================================================================================================

          CMO COLLATERAL - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                 CMO COLLATERAL
--------------------------------------------------------------------------------


                                                                          CMO COLLATERAL DATA (100% OF ISSUE)
                                                                -----------------------------------------------------
                                                                   WEIGHTED    June 30, 1997     Current    WEIGHTED
                                                                    AVERAGE      Collateral     Weighted     AVERAGE
                                           RESIDUAL                  PASS-       Principal       Average    REMAINING
Residual                                   Interest    Type of      THROUGH       Balance        Coupon     MONTHS TO
Series                                       TYPE     Collateral     RATE          ($000)         Rate      MATURITY
---------------------------------------------------------------------------------------------------------------------
Equity Residual Interests
----------------------------------------
CMOT 28                                       Fixed       FNMA       8.50%         $68,180        9.11%         227

Nonequity Residual Interests
----------------------------------------
BT 88-1                                       Fixed       GNMA       9.00%          22,546        9.50%         219
LFR-9                                         Fixed       FNMA       9.50%           9,989       10.21%         239
CMSC I                                        Fixed       FNMA       9.50%          34,999       10.13%         210
FHLMC 25                                      Fixed      FHLMC       9.50%          39,418       10.33%         235
FHLMC 21                                      Fixed      FHLMC       9.50%          69,705       10.21%         235
=====================================================================================================================

NOTE 5 - INTEREST ONLY (IO) BONDS

     IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)

                                                                                         Book Value
                                                                    --------------------------------------------------
Name and Issuer                                      Purchase                 June 30,               December 31,
and Series                                            Price                     1997                     1996
----------------------------------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                         $8,203                   $1,553                   $1,753
Pru Home Mtg Corp Series 1992-7                       4,776                      622                      708
Bear Stearns Mtg Sec Series 1992-1                    2,720                      171                      234
----------------------------------------------------------------------------------------------------------------------

                                                                              $2,346                   $2,695
======================================================================================================================

     Certain characteristics of the Company's IO Bonds are on the following table:

                              INTEREST ONLY BONDS
--------------------------------------------------------------------------------

                                                                COLLATERAL DATA (% OF IO HELD BY TIS)
                                              ---------------------------------------------------------------------
                                                                Weighted     June 30, 1997    Current    Weighted
Name of Issuer                          TIS                     Average       Collateral     Weighted     Average
and Series/                TIS        Purchase                   Pass         Principal       Average    Remaining
CMO Issue                Purchase      Price      Type of       Through        Balance        Coupon     Months to
Date                      Date        ($000)    Collateral     Rate to IO       ($000)         Rate      Maturity
-------------------------------------------------------------------------------------------------------------------
1) FNMA               July 30, 1992   $8,203        FNMA         49.58 -        $ 4,105        8.95%        287
Series 1992-123                                                  (5.67 x
Class S                                                           LIBOR)
July 25, 1992
-------------------------------------------------------------------------------------------------------------------

2) Prudential          Mar 27, 1992   $4,776         NON         0.5652%        $45,916        8.79%        285
Home Mortgage                                       AGENCY
Corporation
Series 1992-7
March 1, 1992
-------------------------------------------------------------------------------------------------------------------

3) Bear Stearns        May 28, 1992    $2,720         NON         0.3714%       $ 6,192        9.83%       235
Mortgage                                            AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
===================================================================================================================

NOTE 6 - OPERATING REAL ESTATE ASSETS

     During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. The carrying value of operating real estate assets at June 30, 1997 and December 31, 1996 is presented in the following table:


                                                         June 30,        December 31,
                        (in thousands)                     1997              1996
         -----------------------------------------------------------------------------
            Land                                             $ 5,024           $ 4,990
            Buildings and improvements                        24,185            24,036
            Personal property                                  1,166               993
                                                  ------------------------------------
                Total                                         30,375            30,019
            Less accumulated depreciation
                and amortization                              (1,443)           (1,074)
                                                  ------------------------------------
                Net                                          $28,932           $28,945
                                                  ====================================

        At June 30, 1997, the Company's four multifamily properties had an overall occupancy of 95%.

NOTE 7 - NOTES PAYABLE ON REAL ESTATE

     As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995 secured by Four Creeks - I. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the 5th year. The following table summarizes the debt outstanding on the properties as of June 30, 1997 and December 31, 1996. The Shady Lane loan remains in the name of the seller of the property and will until refinanced but the Company is servicing the debt and receives all of the economic benefits from the property.

                                                                             Interest                              Monthly
                             Principal Balance              Basis of           Rate                               Principal
                     ---------------------------------
                        June 30,        December 31,        Interest         June 30,             Due           and Interest
Property                  1997              1996              Rate             1997              Date              Payment
------------------------------------------------------------------------------------------------------------------------------

Shady Lane             $ 1,345,021       $ 1,358,576          Fixed           8.375%          Dec. 1, 2004         $ 11,967

River Oaks               6,411,987         6,665,796          Fixed            8.36%          Apr. 30, 2007           51,181

Villa San Marcos         6,953,937         5,980,626          Fixed            8.31%          Apr. 30, 2007           55,274

Four Creeks - I          1,791,362         1,799,034          Fixed            8.16%          Dec. 1, 2005            13,521

Four Creeks - II         3,981,690         4,569,204          Fixed            8.31%          Apr. 30, 2007           31,649
------------------------------------------------------------------------------------------------------------------------------

Total                  $20,483,997       $20,373,236                                                                $163,592
==============================================================================================================================

NOTE 8 - SHORT-TERM DEBT

     At June 30, 1997 the Company's short-term borrowings totaled $2,172,500 which consisted of $1,972,500 under repurchase agreements with Bear Stearns & Co. and Paine Webber and $200,000 of interim financing provided by its principal banker. The repurchase agreement borrowings had a weighted average interest rate of 7.25%; the bank borrowing had an interest rate of 10%. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's nonequity Residual Interests and IO Bonds whose fair values approximated $2 million and have a floating rate of interest which is tied to the one month LIBOR rate. The bank interim financing is unsecured and is payable in installments of $50,000 a month. The Company has no committed lines of credit.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    GENERAL

     Prior to 1995, the COmpany primarily invested in the Residual Interests of CMOs and other mortgage related assets. The mortgage collateral underlying the CMOs in the Company's portfolio of Residual Interests are mortgage-backed certificates issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). In 1995 the Company changed its investment focus from investments in Residual Interest of CMOs and other mortgage related assets to multifamily real estate. As a result, it sold a number of its nonequity residual interests, interest only bonds and a commercial securitization in order to fund the purchase of multifamily real estate projects.

     The Company is not in the business of selling its mortgage related investments and therefore purchases these assets with the intention of holding them to term. However, from time to time the Company may sell an asset as part of the Company's ongoing effort to adjust its portfolio composition to reflect changes in economic conditions. The Company may also occasionally acquire mortgage related assets which are available for sale before their term. It may also utilize hedging strategies with certain mortgage related assets and other instruments which would not be held to term.

     The Company's income from mortgage related assets is sensitive to changes in mortgage prepayments and interest rates. The Company attempts to reduce the prepayment and interest rate risks by purchasing mortgage related assets which have characteristics and yields that complement the characteristics and yields of existing assets. The Company's income from multifamily real estate is sensitive to local real estate market conditions, cost of maintenance of its properties and interest rates on its secured debt.

                             RESULTS OF OPERATIONS

     The Company had a net loss of $103,000, or $0.01 per share, for the quarter ended June 30, 1997. This compares to net income of $64,000, or $0.01 per share, for the quarter ended June 30, 1996. For the six months ended June 30, 1997, the Company had a net loss of $521,000, or $0.06 per share. This compares to a net loss of $297,000, or $0.03 per share, for the six months ended June 30, 1996. The company did not pay a dividend in the first six months of either year.

     Interest from mortgage certificates is a declining amount based on the principal amount outstanding, which has been declining due to scheduled amortizations and prepayments of the underlying mortgage loans. Interest expense on CMOs also declines from year to year in proportion to the declining principal amount outstanding. Therefore, the net interest margin (interest income from mortgage certificates less interest expense on CMOs) remained essentially in relation to the principal amounts outstanding between the two years. As a result of the sale of the residual interest in TMAC CMO trust 1986-1 in April 1996, interest from mortgage certificates and interest on CMOs declined significantly in the six months ended June 30, 1997 because the accounts of this Owner Trust Residual are no longer included in the condensed consolidated financial statements. In the six months ended June 30, 1996, interest income included $518,000 and interest expense included $438,000 from TMAC CMO trust 1986-1.

     Income from Residual Interests and Interest Only Bonds was $184,000 in the six months ended June 30, 1997 as compared to $209,000 in the prior year period as the underlying portfolios remained relatively constant between periods except for scheduled principal reductions.

     Real Estate operations showed a loss of $162,000 and $19,000 in the six months ended June 30, 1997 and 1996, respectively. However, operating income from real estate operations before depreciation and amortization was $281,000 and $320,000 in the six months ended June 30, 1997 and 1996, respectively. Depreciation of operating real estate assets increased in the six months ended June 30, 1997 compared to the first six months of 1996 as a result of capital improvements. Amortization expense includes $55,000 represting the write off of unamortized loan costs relating to a note payable which was refinanced in the first quarter of 1997. Operating and maintenance expenses totaled $696,000 in the six months ended June 30, 1997 as compared to $644,000 in the comparable 1996 period. The increase arose primarily because of increased turnover costs in 1997.

     On June 27, 1996, the Board of Directors announced that as of July 1, 1996 the Company became a self-administered Real Estate Investment Trust and was no longer managed by TIS Financial Services, Inc. Prior to that date, the Manager oversaw the operations of the Company pursuant to a management agreement. As a result, for the six months ended June 30, 1997, the Company incurred no management fees. In the first six months of 1996, the Company incurred management fees of $77,000.

     For the six months ended June 30, 1997, general and administrative expense totaled $829,000 as compared to $737,000 in the comparable prior year period. The increase is primarily attributable to an increase in legal and annual meeting expenses incurred in the second quarter of 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage related assets.

     The Company currently has agreements with two investment banking firms to borrow funds under repurchase agreements. At June 30, 1997 the Company had borrowings outstanding under these agreements totaling $1,972,500. This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $4 million. In addition, the Company has obtained interim financing from its principal banker totaling $200,000. The bank borrowings are unsecured and are due in monthly installments of $50,000.

     The Company's cash flows for the six months ended June 30, 1997 and 1996 are as follows:

                   (IN THOUSANDS)                       1997                    1996
      --------------------------------------------------------------------------------------

         Used in Operating Activities                 ($  207)             ($     834)
         Used in Financing Activities                  (5,716)                (10,809)
         Provided by Investment Activities              6,025                  12,001
                                            ------------------------------------------------
         Net Increase in
             Cash and Cash Equivalents                $   102                $    358
                                            ================================================

         At June 30, 1997, the Company had unrestricted cash and cash equivalents of $184,000.

         Over the twelve months ending June 30, 1998, schedule principal maturities on the notes payable on real estate amount to $276,000 and are expected to be funded by cash flow from the Company's multifamily residential properties. During the six months ended June 30, 1997 and 1996, the income from real estate operations before depreciation and amortization amounted to $281,000 and $320,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended June 30, 1998 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

         Over the twelve months ending June 30, 1998, the Company anticipates that cash inflows from mortgage related assets will approximate the cash outflows associated with the underlying collateralized mortgage obligations. However, management can provide no assurances of such mortgage related cash flows as such cash flows are subject to interest rate changes, prepayment risks and other uncertainties.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

         Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Registrant's Annual Meeting of Shareholders was held on may 29, 1997. As of april 23, 1997, the record date for this meeting, there were 8,105,880 shares issued and outstanding and entitled to vote at this Annual Meeting.

          With respect to the election of three Class III directors to serve for three years:

          A.    The nominees for director designated by management:

          Robert Edelstein                 For   1,169,982   Withheld   87,961
          Lorraine Legg                    For   1,165,239   Withheld   92,704
          Will Storey                      For   1,178,789   Withheld   79,154

          B.    The nominees for directors designated by the Totally Ignored
                Stockholders Committee:
          Richard Osborne                  For   4,005,260   Withheld    5,100
          Christopher Jarratt              For   4,005,260   Withheld    5,100
          James Lewis                      For   4,005,260   Withheld    5,100

          With respect to a proposal to ratify the appointment of Arthur Andersen LLP as the independent accountants of the Company for the fiscal year ending December 31, 1997, the results were:

          For  1,231,448        Against   9,033        Abstain   7,442

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          The following reports on Form 8-k were filed during the quarter ended June 30, 1997:

          Current report on Form 8-k under Item 5 - Other Events, dated April 9, 1997 announcing that its Annual Meeting of Stockholders will be held on May 29, 1997.

          Current report on Form 8-k under Item 5 - Other Events, dated May 28, 1997 announcing that it amended its bylaws to provide that a special meeting of stockholders can be called by stockholders entitled to cast at least 50% of all the votes entitled to be cast at such meeting. Previously, stockholders holding at least 25% of all the votes entitled to be cast at such meeting were able to call a special stockholders meeting.






                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TIS MORTGAGE INVESTMENT COMPANY



     AUGUST 12, 1997                   BY: /s/ LORRAINE O. LEGG
 -----------------------                   --------------------
      DATE                                 LORRAINE O. LEGG, PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)



     AUGUST 12, 1997                   BY: /s/ JOHN E. CASTELLO
 ------------------------                  --------------------
      DATE                                 JOHN E. CASTELLO, EXECUTIVE VICE
                                           PRESIDENT AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)