Form 10-Q
period 1997-09-30
TIS MORTGAGE INVESTMENT CO
filed 1997-11-14
CIK 833088

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                           ----------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES  X     NO
                                  ____      ____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

            CLASS OF COMMON STOCK           OUTSTANDING AT NOVEMBER 12, 1997
            ---------------------           --------------------------------

               $.001 PAR VALUE                    8,105,880 SHARES

                       TIS MORTGAGE INVESTMENT COMPANY

                                    INDEX


                        Part I. Financial Information


Item 1.  Financial Statements (Unaudited)                                     Page Number
Consolidated Financial Statements                                                 3

Condensed Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996                                4

Condensed Consolidated Statements of Income
          Three and nine months ended September 30, 1997 and 1996                 5

Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1997 and 1996                           6

Notes to Condensed Consolidated Financial Statements                              7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     14


Part II. Other Information

Item 1.  Legal Proceedings                                                       16

Item 6.  Exhibits and Reports on Form 8-K                                        16

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

         In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                          SEPTEMBER 30,  DECEMBER 31,
                                                              1997            1996
------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
      Mortgage Certificates, net                           $  64,567      $  72,703
      Residual Interests                                         396            436
      Interest Only (IO) Bonds                                 2,153          2,695
      Commercial Securitizations                                 184            183
      Reserve for Loss on Investments                         (2,661)        (2,997)
                                                           ---------      ---------
            Total Mortgage Related Investments                64,639         73,020
                                                           ---------      ---------
Operating Real Estate Assets                                  28,811         28,945
                                                           ---------      ---------
Other Assets
      Cash and Cash Equivalents                                  108             82
      Restricted Cash                                          1,431          1,272
      Accrued Interest and Accounts Receivable                   527            668
      Deferred Bond Issuance Costs                               531            598
      Other Assets                                               651            988
                                                           ---------      ---------
            Total Other Assets                                 3,248          3,608
                                                           ---------      ---------
            Total Assets                                   $  96,698      $ 105,573
                                                           =========      =========
-----------------------------------------------------------------------------------
LIABILITIES
Collateralized Mortgage Obligations, net                   $  62,565      $  70,259
Accounts Payable and Accrued Liabilities                         558            449
Accrued Interest Payable                                         941          1,056
Notes Payable on Real Estate                                  20,417         20,373
Short-term Debt                                                2,043          2,418
                                                           ---------      ---------
            Total Liabilities                                 86,524         94,555
                                                           ---------      ---------
SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880
      shares issued and outstanding                                8              8
Additional Paid-in Capital                                    74,696         74,696
Unrealized Loss on Investments                                (2,159)        (2,142)
Retained Deficit                                             (62,371)       (61,544)
                                                           ---------      ---------
            Total Shareholders' Equity                        10,174         11,018
                                                           ---------      ---------
            Total Liabilities and Shareholders' Equity     $  96,698      $ 105,573
                                                           =========      =========

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  Three Months Ended    Nine months Ended
                                                      September 30         September 30
                                                  ------------------    ------------------
                                                   1997       1996        1997       1996
------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest
      Mortgage Certificates, net                  $ 1,484    $ 1,746    $ 4,636    $ 6,102
      Short-term Investments                            1          1          1         15
      Residual Interests                                7         16         16          5
      Interest Only (IO) Bonds                         85        118        260        338
Valuation Reserve Reduction                           100        129        335        539
Gain on Sales of Investments                         --         --          442        450
                                                  -------    -------    -------    -------
      Income from Mortgage Related Assets           1,677      2,010      5,690      7,449
                                                  -------    -------    -------    -------
INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
      Interest                                      1,574      1,862      4,945      6,549
      Administration Fees                              17         16         51         53
      Deferred Bond Issuance Costs                     20         26         67        124
Short-term Debt                                        43         37        134        118
                                                  -------    -------    -------    -------
      Total Interest and CMO Related Expenses       1,654      1,941      5,197      6,844
                                                  -------    -------    -------    -------
REAL ESTATE OPERATIONS
Rental and Other Income                             1,020      1,012      3,027      3,018
Operating and Maintenance Expenses                   (351)      (401)    (1,047)    (1,045)
Depreciation and Amortization                        (200)      (178)      (643)      (517)
Interest on Real Estate Notes Payable                (424)      (431)    (1,290)    (1,294)
Property Taxes                                        (88)       (85)      (252)      (264)
                                                  -------    -------    -------    -------
      Loss from Real Estate Operations                (43)       (83)      (205)      (102)
                                                  -------    -------    -------    -------
OTHER EXPENSES
Management and Residual
      Interest Administration Fees                    --         --         --          77
General and Administrative                            287        331      1,116      1,068
                                                  -------    -------    -------    -------
      Total Other Expenses                            287        331      1,116      1,145
                                                  -------    -------    -------    -------
Net Loss                                          ($  307)   ($  345)   ($  828)   ($  642)
                                                  =======    =======    =======    =======
==========================================================================================
Net Loss per Share                                ($ 0.04)   ($ 0.04)   ($ 0.10)   ($ 0.08)
Dividends Declared per Share                         --      $  0.02       --      $  0.02
Weighted Average Shares Outstanding                 8,106      8,106      8,106      8,106
------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       ----------------------
                                                                           1997        1996
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                ($   828)   ($   642)
Adjustments to Reconcile Net Income to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation of Operating Real Estate Assets                     555         512
            Other Depreciation and Amortization                              507         647
            Valuation Reserve Reduction                                     (335)       (539)
            Gain on Sales of Investments                                    (442)       (450)
      Decrease (Increase) in Accrued Interest and Accounts Receivable        142        (274)
      Decrease (Increase) in Other Assets                                    246        (375)
      Increase in Accounts Payable and Accrued Liabilities                   111         105
      Decrease in Accrued Interest Payable                                  (115)       (261)
                                                                        --------    --------
                  Net Cash Used in Operating Activities                     (159)     (1,277)
                                                                        --------    --------
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                 (376)       (158)
Increase in Notes Payable on Real Estate                                  17,400        --
Notes Payable on Real Estate Retired                                     (17,201)       --
Principal Payments on Notes Payable on Real Estate                          (155)         37
Principal Payments on CMO's                                               (8,187)    (14,695)
                                                                        --------    --------
                  Net Cash Used in Financing Activities                   (8,519)    (14,816)
                                                                        --------    --------
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) In Restricted Cash                                  (160)        536
Investment in Real Estate Assets                                            (421)       (166)
Proceeds from Sales of Investments                                           442         450
Principal Reduction in Mortgage Certificates                               8,278      14,676
Principal Reduction in Residual Interests                                     55          67
Principal Reduction in IO Bonds                                              511         610
Principal Reduction in  Commercial Securitizations                            (1)          8
                                                                        --------    --------
                  Net Cash Provided by Investment Activities               8,704      16,181
                                                                        --------    --------
Net Increase in Cash and Cash Equivalents                                     26          88
Cash and Cash Equivalents at Beginning of Period                              82         198
                                                                        --------    --------
Cash and Cash Equivalents at End of Period                              $    108    $    286
                                                                        ========    ========
--------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiary and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

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

         ACCOUNTING CHANGE - In accordance with Financial Accounting Standards Board Standard No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. The Company is not in the business of trading its mortgage related investments, however, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore, the Company has classified all its mortgage related investments as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses for unimpaired available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

         All of the Company's mortgage related investments are subject to write down whenever the yield on the projected cash flows is less than a risk free rate. If the yield on the projected cash flows is less than a risk free rate, the decline in value is considered to be "other than temporary" and the investment is written down to its fair value as the new cost basis. The amount of the write down is included in the Company's current earnings (i.e. accounted for as a realized loss). The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus (EITF 93-18) as to the definition of "other than temporary" impairment. The Company's accounting policy is consistent with this consensus.

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

         OPERATING REAL ESTATE ASSETS - In accordance with Statement of Financial Accounting No. 121 ("SFAS 121") - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, the Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. In management's opinion, as of September 30, 1997, the carrying value of real estate assets did not exceed their estimated fair value.

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

         NET LOSS PER SHARE - Net loss per share is based upon the weighted average number of shares of Common Stock outstanding. The common equivalent shares related to the 1995 Stock Option Plan are antidilutive and therefore are not included in the weighted average number of shares outstanding. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Account No. 128 ("SFAS No. 128") Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997.

Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the three and nine months ended September 30, 1997 and 1996, the Company's basic earnings per share would have been the same as those reported.

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

NOTE 3 - MORTGAGE CERTIFICATES

         Information is presented in the table below as of September 30, 1997 and December 31, 1996 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in Note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.


MORTGAGE CERTIFICATES
---------------------
(In thousands)


                              Principal Amount of           Fair Value of              Cost Less
Residual Series             Mortgage Certificates   Mortgage Certificates   Unamortized Discount
-----------------------------------------------------------------------------------------------
SEPTEMBER 30, 1997
CMOT 28                                  $65,694                 $68,589                $64,567

DECEMBER 31, 1996
CMOT 28                                  $73,973                 $76,677                $72,703

NOTE 4 - RESIDUAL INTERESTS

         Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.


NONEQUITY RESIDUAL INTERESTS
----------------------------
(In thousands)
                                                                   Book Value
                                                 ------------------------------------
                                                 Purchase  September 30,  December 31,
Residual Series                                     Price          1997          1996
-------------------------------------------------------------------------------------
Nonequity Residual Interests
BT 88-1                                            $1,537        $  188       $  210
LFR-9                                               2,589            97          113
CMSC I                                              8,642           104          104
FHLMC 25                                            4,934             4            5
FHLMC 21                                            5,361             3            4
------------------------------------------------------------------------------------
                                                                    396          436
------------------------------------------------------------------------------------
Total Residual Interests                                         $  396       $  436
====================================================================================

         On June 12, 1997, the Company sold its equity residual interests in TMAC 1986-2 and 1987-3 for $442,000. These investments had been carried at zero so that the entire amount of the sales proceeds is reflected as a gain on sales of investments in the second quarter of 1997.

         SECURITIZED RESIDUALS AND CORPORATE REMIC RESIDUAL INTERESTS - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                                             FIXED RATE RESIDUALS
-----------------------------------------------------------------------------------------------------------------
                                                                        CMO BOND DATA (100% OF ISSUE)
                                                   --------------------------------------------------------------
NAME OF ISSUER                                   TIS            INITIAL   SEPT.  30,1997
AND SERIES/                 TIS             PURCHASE          PRINCIPAL        PRINCIPAL
CMO ISSUE              PURCHASE      TIS %     PRICE    BOND    BALANCE          BALANCE     BOND          STATED
DATE                       DATE  OWNERSHIP    ($000)   CLASS     ($000)           ($000)   COUPON        MATURITY
-----------------------------------------------------------------------------------------------------------------
1) Bankers Trust   May 29, 1991   99.990%    $1,537     1-A   $  9,722     $     0         7.35%     Jan 1, 2013
Series 1988-1                                           1-B      8,017           0         8.50%     Apr 1, 2014
(BT 88-1)                                               1-C     34,769      13,574         8.75%     Apr 1, 2018
Feb 16, 1988                                            1-D     47,492       8,972         8.63%     Apr 1, 2018
                                                              --------------------
                                                              $100,000     $22,546
-----------------------------------------------------------------------------------------------------------------
2) L F Rothschild   Nov 7, 1990  100.000%    $2,589      A    $ 11,000 $         0   Zero Coupon     Jan 1, 2019
Trust 9                                                  B      22,000           0   Zero Coupon     Jan 1, 2019
(LFR-9)                                                  C      54,000       7,492   Zero Coupon     Jan 1, 2019
Dec 2, 1988                                              D      32,850       2,036   Zero Coupon     Jan 1, 2019
                                                         E      30,000           0   Zero Coupon     Jan 1, 2019
                                                         R         150         150 Residual Bond     Jan 1, 2019
                                                           ------------------------
                                                              $150,000     $ 9,678
-----------------------------------------------------------------------------------------------------------------
3) Collateralized  Dec 21, 1988   44.000%    $4,462    I-1    $291,000     $     0         7.95%     Feb 1, 2009
Mortgage           Mar 23, 1989   44.000%     4,180    I-2     194,000           0         9.45%     May 1, 2013
                                 --------    ------
Securities Corp.       Subtotal  88.000%     $8,642    I-3(Z)   15,000      34,175         9.45%     Feb 1, 2017
                                 =======     ======          ---------------------
Series I (CMSC I)                                              $500,000    $34,175
Jan 28, 1987
-----------------------------------------------------------------------------------------------------------------
4) Federal Home    Jun 22, 1989  55.000%    $4,934     25-A    $105,923    $     0         9.00%     Nov 15, 2018
Loan Mortgage                                          25-B      51,002          0         9.50%     Nov 15, 2005
Corporation                                            25-C      53,028          0         9.50%     Mar 15, 2011
Series 25                                              25-D      46,414          0         9.50%     Feb 15, 2014
(FHLMC 25)                                             25-E      50,936          0         9.50%     May 15, 2016
Dec 1, 1988                                            25-F      76,167          0         9.50%     Dec 15, 2018
                                                       25-G      43,940     38,224         9.50%     Feb 15, 2020
                                                       25-H      72,490          0         7.90%     Feb 15, 2020
                                                          R         100          8 Residual Bond     Feb 15, 2020
                                                              --------------------
                                                              $ 500,000   $38,232
-----------------------------------------------------------------------------------------------------------------
5) Federal Home    Jan 5, 1989   62.500%    $5,361     21-A   $ 140,645   $     0          8.90%     Jan 15, 1998
Loan Mortgage                                          21-B     216,267         0          8.90%     Feb 15, 2004
Corporation                                            21-C     101,503         0          9.10%     Jan 15, 2006
Series 21                                              21-D      93,376         0          9.25%     Jun 15, 2007
(FHLMC 21)                                             21-E     122,951         0          9.35%     Feb 15, 2009
Nov 30, 1988                                           21-F     240,408         0          9.45%     Sep 15, 2011
                                                       21-Z      84,750    66,392          9.50%     Jan 15, 2020
                                                          R         100         7  Residual Bond     Jan 15, 2020
                                                            ---------------------
                                                            $1,000,000    $66,399
=================================================================================================================

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

         Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interest in which the Company holds an interest at September 30, 1997 are set forth below:

                                        EQUITY RESIDUAL INTERESTS
--------------------------------------------------------------------------------------------------------------
                                                                 CMO BOND DATA (100% OF ISSUE)
                                                   -----------------------------------------------------------
NAME OF ISSUER                                 TIS            INITIAL    SEPT. 30, 1997
AND SERIES/               TIS             PURCHASE          PRINCIPAL         PRINCIPAL
CMO ISSUE            PURCHASE      TIS %     PRICE    BOND    BALANCE           BALANCE      BOND       STATED
DATE                     DATE  OWNERSHIP    ($000)   CLASS     ($000)            ($000)    COUPON     MATURITY
--------------------------------------------------------------------------------------------------------------
Collateralized    Aug 31, 1988   98.000%    $4,810       A   $275,000    $       0         8.00%   Jun 1, 2006
Mortgage          Aug 8,  1990    2.000%        47       B     77,200            0         8.50%   Jun 1, 2008
                                --------    ------
Obligation                      100.000%    $4,857       C    108,300            0         8.50%   Dec 1, 2010
                                ========    ======
(CMOT 28)                                                Z     39,500       66,480         8.45%   Jun 1, 2017
                                                           -----------------------
May 29, 1987                                                 $500,000      $66,480
=============================================================================================================

         CMO COLLATERAL - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                               CMO COLLATERAL
------------------------------------------------------------------------------------------------------------
                                                                 CMO COLLATERAL DATA (100% OF ISSUE)
                                                          --------------------------------------------------
                                                             WEIGHTED SEPT 30, 1997    CURRENT    WEIGHTED
                                                              AVERAGE    COLLATERAL    WEIGHTED     AVERAGE
                                    RESIDUAL                    PASS-     PRINCIPAL     AVERAGE   REMAINING
RESIDUAL                            INTEREST     TYPE OF      THROUGH       BALANCE      COUPON   MONTHS TO
SERIES                                  TYPE  COLLATERAL         RATE        ($000)        RATE    MATURITY
-----------------------------------------------------------------------------------------------------------
Equity Residual Interests
-------------------------
CMOT 28                                Fixed        FNMA        8.50%       $65,694       9.11%         224

Nonequity Residual Interests
----------------------------
BT 88-1                                Fixed        GNMA        9.00%        21,136       9.50%         216
LFR-9                                  Fixed        FNMA        9.50%         9,484      10.21%         236
CMSC I                                 Fixed        FNMA        9.50%        33,124      10.13%         207
FHLMC 25                               Fixed       FHLMC        9.50%        37,534      10.34%         232
FHLMC 21                               Fixed       FHLMC        9.50%        66,398      10.22%         232
===========================================================================================================

NOTE 5 - INTEREST ONLY (IO) BONDS

         IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds.


INTEREST ONLY (IO) BONDS
------------------------
(In thousands)
                                                                    Book Value
                                                          -----------------------------
Name and Issuer                                  Purchase  September 30,    December 31,
and Series                                          Price          1997            1996
--------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                       $8,203     $1,440            $1,753
Pru Home Mtg Corp Series 1992-7                     4,776        553               708
Bear Stearns Mtg Sec Series 1992-1                  2,720        160               234
--------------------------------------------------------------------------------------
                                                              $2,153            $2,695
======================================================================================

         Certain characteristics of the Company's IO Bonds are on the following table:

                                           INTEREST ONLY BONDS
------------------------------------------------------------------------------------------------------------
                                                        COLLATERAL DATA (% OF IO HELD BY TIS)
                                           -----------------------------------------------------------------
                                                           WEIGHTED SEPT. 30, 1997     CURRENT      WEIGHTED
NAME OF ISSUER                         TIS                  AVERAGE     COLLATERAL    WEIGHTED       AVERAGE
AND SERIES/                TIS    PURCHASE                     PASS      PRINCIPAL     AVERAGE     REMAINING
CMO ISSUE             PURCHASE       PRICE     TYPE OF      THROUGH        BALANCE      COUPON     MONTHS TO
DATE                      DATE      ($000)  COLLATERAL   RATE TO IO         ($000)        RATE      MATURITY
-------------------------------------------------------------------------------------------------------------
1) FNMA          July 30, 1992      $8,203        FNMA      49.58 -        $3,956        8.95%           284
Series 1992-123                                             (5.67 x
Class S                                                      LIBOR)
July 25, 1992
-------------------------------------------------------------------------------------------------------------
2) Prudential     Mar 27, 1992      $4,776         NON      0.5652%       $44,541        8.79%           282
Home Mortgage                                   AGENCY
Corporation
Series 1992-7
March 1, 1992
-------------------------------------------------------------------------------------------------------------
3) Bear Stearns   May 28, 1992      $2,720         NON      0.3714%        $5,796        9.83%           232
Mortgage                                        AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
=============================================================================================================

NOTE 6 - OPERATING REAL ESTATE ASSETS

         During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. The carrying value of operating real estate assets at September 30, 1997 and December 31, 1996 is presented in the following table:

                                                              September 30,        December 31,
              (in thousands)                                       1997               1996
              ---------------------------------------------------------------------------------
              Land                                                   $  5,024          $  4,990
              Buildings and improvements                               24,187            24,036
              Personal property                                         1,229               993
                                                             ----------------------------------
                  Total                                                30,440            30,019
              Less accumulated depreciation
                  and amortization                                     (1,629)           (1,074)
                                                             ----------------------------------
                  Net                                                 $28,811           $28,945
                                                             ==================================

         At September 30, 1997, the Company's four multifamily properties had an overall occupancy of 95%.

NOTE 7 - NOTES PAYABLE ON REAL ESTATE

         As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995 secured by Four Creeks - I. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the 5th year. The following table summarizes the debt outstanding on the properties as of September 30, 1997 and December 31, 1996. The Shady Lane loan remains in the name of the seller of the property and will until refinanced but the Company is servicing the debt and receives all of the economic benefits from the property.

                             Principal Balance                            Interest                        Monthly
                             -----------------             Basis of         Rate                         Principal
                      September 30,     December 31,       Interest      Sept. 30,          Due        and Interest
Property                   1997             1996             Rate           1997           Date           Payment
--------------------------------------------------------------------------------------------------------------------
Shady Lane              $1,335,804      $  1,358,576             Fixed         8.38%    Dec. 1, 2004      $   11,967
River Oaks               6,392,319         6,665,796             Fixed         8.36%    Apr. 30, 2007         51,181
Villa San Marcos         6,932,434         5,980,626             Fixed         8.31%    Apr. 30, 2007         55,274
Four Creeks - I          1,787,383         1,799,034             Fixed         8.16%    Dec. 1, 2005          13,521
Four Creeks - II         3,969,378         4,569,204             Fixed         8.31%    Apr. 30, 2007         31,649
--------------------------------------------------------------------------------------------------------------------
Total                  $20,417,318       $20,373,236                                                        $163,592
====================================================================================================================

NOTE 8 - SHORT-TERM DEBT

         At September 30, 1997 the Company's short-term borrowings totaled $2,042,518 which consisted of $1,942,518 under repurchase agreements with Bear Stearns & Co. and Paine Webber and $100,000 of interim financing provided by its principal banker. The repurchase agreement borrowings had a weighted average interest rate of 7.25%; the bank borrowing had an interest rate of 10%. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's nonequity Residual Interests and IO Bonds whose fair values approximated $3 million and have a floating rate of interest which is tied to the one month LIBOR rate. The bank interim financing is unsecured and is payable in installments of $50,000 a month. The Company has no committed lines of credit.


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

                             RESULTS OF OPERATIONS

         The Company had a net loss of $307,000, or $0.04 per share, for the quarter ended September 30, 1997. This compares to a net loss of $345,000, or $0.04 per share, for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Company had a net loss of $828,000, or $0.10 per share. This compares to a net loss of $642,000, or $0.08 per share, for the nine months ended September 30, 1996. The Company did not pay a dividend in the first nine months of either year.

         Interest from mortgage certificates is a declining amount based on the principal amount outstanding, which has been declining due to scheduled amortizations and prepayments of the underlying mortgage loans. Interest expense on CMOs also declines from year to year in proportion to the declining principal amount outstanding. Therefore, the net interest margin (interest income from mortgage certificates less interest expense on CMOs) remained essentially in relation to the principal amounts outstanding between the two years. As a result of the sale of the residual interest in TMAC CMO Trust 1986-1 in April 1996, interest from mortgage certificates and interest on CMOs declined significantly in the nine months ended September 30, 1997 because the accounts of this Owner Trust Residual are no longer included in the condensed consolidated financial statements. In the nine months ended September 30, 1996, interest income included $518,000 and interest expense included $438,000 from TMAC CMO Trust 1986-1.

         Income from Residual Interests and Interest Only bonds was $276,000 in the nine months ended September 30, 1997 as compared to $343,000 in the prior year period as the underlying portfolios remained relatively constant between periods except for scheduled principal reductions.

         Real Estate operations showed a loss of $205,000 and $102,000 in the nine months ended September 30, 1997 and 1996, respectively. However, operating income from real estate operations before depreciation and amortization was $438,000 and $415,000 in the nine months ended September 30, 1997 and 1996, respectively. Depreciation of operating real estate assets increased in the nine months ended September 30, 1997 compared to the first nine months of 1996 as a result of capital improvements. Amortization expense includes $55,000 representing the write off of unamortized loan costs relating to a note payable which was refinanced in the first quarter of 1997.

         On June 27, 1996, the Board of Directors announced that as of July 1, 1996 the Company became a self-administered Real Estate Investment Trust and was no longer managed by TIS Financial Services, Inc. Prior to that date, the Manager oversaw the operations of the Company pursuant to a management agreement. As a result, for the nine months ended September 30, 1997, the Company incurred no management fees. In the first nine months of 1996, the Company incurred management fees of $77,000.

         For the nine months ended September 30, 1997, general and administrative expense totaled $1,116,000 as compared to $1,068,000 in the comparable prior year period. The increase is primarily attributable to an increase in legal and annual meeting expenses incurred in the second quarter of 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage related assets.

         The Company currently has agreements with two investment banking firms to borrow funds under repurchase agreements. At September 30, 1997 the Company had borrowings outstanding under these agreements totaling $1,942,518. This debt was collateralized by some of the Company's Nonequity Residual Interests and IO Bonds whose fair values approximated $3 million. In addition, the Company has obtained interim financing from its principal banker totaling $100,000. The bank borrowings are unsecured and are due in monthly installments of $50,000.

         The Company's cash flows for the nine months ended September 30, 1997 and 1996 are as follows:

          (in thousands)                                            1997              1996
          ------------------------------------------------------------------------------------
          Used in Operating Activities                        $     (159)            ($  1,277)
          Used in Financing Activities                            (8,519)              (14,816)
          Provided by Investment Activities                        8,704                16,181
                                                     -----------------------------------------
          Net Increase in
              Cash and Cash Equivalents                      $        26             $      88
                                                     =========================================

         At September 30, 1997, the Company had unrestricted cash and cash equivalents of $108,000.

         Over the twelve months ending September 30, 1998, scheduled principal maturities on the notes payable on real estate amount to $275,000 and are expected to be funded by cash flow from the Company's multifamily residential properties. During the nine months ended September 30, 1997 and 1996, the income from real estate operations before depreciation and amortization amounted to $438,000 and $415,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended September 30, 1998 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

         Over the twelve months ending September 30, 1998, the Company anticipates that cash inflows from mortgage related assets will approximate the cash outflows associated with the underlying collateralized mortgage obligations. However, management can provide no assurances of such mortgage related cash flows as such cash flows are subject to interest rate changes, prepayment risks and other uncertainties.

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

                  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TIS MORTGAGE INVESTMENT COMPANY



    November 12, 1997                 BY:  /s/  Lorraine O. Legg
-------------------------                  ---------------------
         Date                              Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




    November 12, 1997                 BY:  /s/  John E. Castello
--------------------------                -----------------------
         Date                              John E. Castello, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)