Form 10-K405
period 1997-12-31
TIS MORTGAGE INVESTMENT CO
filed 1998-04-17
CIK 833088

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997
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
            COMMON STOCK,                   NEW YORK STOCK EXCHANGE
         PAR VALUE $.001 PER SHARE              PACIFIC EXCHANGE
                        ______________________________
      Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No  ____
                                        ---

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes  X    No  ____
                  ---

As of March 26, 1997, there were 8,105,880 shares of Common Stock outstanding and the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on that date of the shares on the New York Stock Exchange as reported on the Composite Tape) was approximately $13,006,459.

                      Documents Incorporated by Reference

Specifically identified portions of the Registrant's 1997 definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference to Part III of this Annual Report on Form 10-K.

                        TIS MORTGAGE INVESTMENT COMPANY
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K

PART I                                                                     Page
Item 1:    Business                                                            3
Item 2:    Properties                                                         18
Item 3:    Legal Proceedings                                                  19
Item 4:    Submission of Matters to a Vote of Security Holders                19

PART II

Item 5:    Market for the Registrant's Common Equity and Related Shareholder
            Matters                                                           20
Item 6:    Selected Financial Data                                            22
Item 7:    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             23
Item 8:    Financial Statements and Supplementary Data                        31
Item 9:    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              31

PART III

Item 10:   Information about Directors and Executive Officers of the
            Registrant                                                        32
Item 11:  Executive Compensation                                              32
Item 12:  Security Ownership of Certain Beneficial Owners and Management      32
Item 13:  Certain Relationships and Related Transactions                      32

PART IV

Item 14:  Exhibits, Financial Statements and Reports on Form 8-K              33

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, BELIEFS, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998 AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.


                                    PART I

ITEM 1.  BUSINESS.

                                 INTRODUCTION

GENERAL

     TIS Mortgage Investment Company, a Maryland corporation (the "Company" or the "Registrant") which, unless otherwise indicated, refers to the Company and its interests in certain real estate partnerships, and its subsidiaries, TIS Mortgage Acceptance Corporation, a Delaware corporation ("TISMAC"), incorporated on May 11, 1988, and TIS Property Acquisition Company ("TISPAC"), a Maryland corporation, incorporated on September 8, 1995. TISPAC is a wholly-owned subsidiary of the Company for the purpose of owning and financing real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, in March 1997, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a wholly owned subsidiary of TISMIC and as such is a Qualified REIT Subsidiary. Accordingly, the accounts of TISPAC are consolidated with those of the Company.

     In 1995, the Company sold the residual interest certificate and optional redemption rights related to the trust representing its economic interest in TISMAC. The accounting for this transaction had the effect of deconsolidating TISMAC from the consolidated financial statements of the Company at December 31, 1995 and thereafter. The Company has retained its legal ownership of TISMAC. Until 1994, the Company sought to generate income for distribution to its shareholders primarily through acquisition of Structured Securities (as hereinafter defined). "Structured Securities" include (i) residual interests ("Residual Interests"), principal only bonds ("PO Bonds") and interest only bonds ("IO Bonds") in collateralized mortgage obligations ("CMOs"), which entitle the Company to certain cash flows from collateral pledged to secure such securities; (ii) Mortgage Certificates ("Mortgage Certificates"), which include securities collateralized by or representing equity interests in Mortgage Loans secured by first liens on single family residences, multiple family residences or commercial real estate ("Mortgage Loans"); (iii) CMOs; and (iv) Commercial Securitizations ("Commercial Securitizations"), which include debt obligations that are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate, accounts and other collateral. Beginning in 1994, the Company changed its investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. Accordingly, during 1995, the Company sold a large portion of its investments in Structured Securities and acquired a portfolio of four income-producing residential real estate properties. As the Company continues to dispose of its Structured

Securities, the Company expects that an increasing proportion of its assets and revenues will be related to its investments in multifamily real estate. Additionally, the Company plans to seek selective opportunities for development.

     The Company may experience losses on its remaining Structured Securities during periods of high prepayment rates on mortgages, as previously experienced in 1992 and 1993. Monthly cash flows on the Company's Structured Securities are comprised of both interest income and a partial return of principal.

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1997, the Company had a deficit in working capital of approximately $700,000. The Company has been able to meet its cash flow requirements primarily from the proceeds of the sale of certain mortgage related investments (classified as available for sale under SFAS No. 115) and its ability to enter into short-term repurchase agreements. The Company anticipates satisfying its 1998 cash requirements through increased rental revenues from real estate assets, a reduction in general and administrative expenses and the sale of certain mortgage related investments. These strategies are dependant on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern throughout 1998, however, management can provide no assurance with regard thereto. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

     The Company's investment policy is controlled by its Board of Directors. The By-Laws of the Company require that a majority of the members of the Board of Directors must be persons who are not employed by, or receiving any compensation (except for serving as a director) from, the Company ("Unaffiliated Directors").

     On July 1, 1996, the Company became a self-administered Real Estate Investment Trust ("REIT"). Prior to that date, the Company operated under an agreement (the "Management Agreement") with TIS Financial Services, Inc., a Delaware corporation (the "Former Manager"), to manage the Company's day-to-day operations, subject to the supervision of the Board of Directors. For additional information concerning the management of the Company, see "Management of Operations - The Management Agreement" below.

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

     Because taxable income may exceed cash flow from certain mortgage assets in the early years after such an asset is created, the Company may realize taxable income in excess of its net cash flow in a taxable year. Since the Company must distribute substantially all of its net taxable income annually in order to maintain its status as a REIT, the Company might, in such circumstances, have to borrow funds to enable it to make such distributions. For the fiscal year ended December 31, 1997, the Company's taxable income did not exceed the cash flows from Structured Securities.

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

PRIMARY BUSINESS ACTIVITY

     The Company has determined to make a substantial portion of its future investments in multifamily real properties. The acquisition strategy of the Company is to identify communities with an expanding employment base and demographics which will continue to provide economic growth. After identifying communities with strong potential economic growth, the Company attempts to seek out those areas within a chosen community which are most likely to be positively affected by the economic growth of the community. Finally, the property sought for purchase within a given area is chosen because it is considered to be among the highest quality properties in that area and can be purchased below estimated replacement cost. Management believes that this strategy will allow income from each of the properties to rise before the properties encounter significant competition from new construction. Real property acquisitions will be opportunistic and will occur from time to time if and when sufficient liquid assets are available and if and when the potential for appreciation in value, together with current cash flow yield, is expected to provide a total return better than or equal to the Company's existing Structured Securities.

     In 1995, the Company acquired four multifamily residential properties in California's Central Valley. These properties consist of 539 units together with 9.75 acres of unimproved land slated for the development of an additional 126 units. The aggregate purchase price for the properties was approximately $29.3 million, including existing debt assumed by the Company.

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

          In most CMOs, there are excess cash flows after bond payments and administrative expenses. The excess cash flows, called residuals, arise primarily from the difference between the interest received from the mortgage obligations and the interest paid on the bonds. Prior to 1994, these CMO residuals were the primary focus of the Company's Structured Securities business. However, the Company has invested in other parts of the CMO such as IO Bonds and inverse IO Bonds. Single-family CMOs are collateralized by residential mortgages, most often in the form of mortgage-backed securities or certificates, and the bond interest and principal payments, as well as administrative costs, are covered by the interest and principal payments of the underlying mortgages. The mortgage collateral underlying the single-family CMOs in the Company's portfolio of Residual Interests and some of the IO Bonds are mortgage-backed certificates issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Some of the IO Bonds are backed by single-family loans which are not included in mortgage-backed certificates issued by these agencies.

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

LIMITATION ON USE OF NET OPERATING LOSS CARRYFORWARDS.

     As of December 31, 1997, the Company had a consolidated net operating loss carryforward of approximately $51 million for Federal income tax purposes. This number is based upon actual Federal consolidated income tax filings for the periods through December 31, 1996 and an estimate of the 1997 taxable loss.
Some or all of the carryforward may be available to the Company to offset, for Federal income tax purposes, the future taxable income, if any, of the Company and its wholly-owned subsidiaries, subject to the limitations and risks discussed below.

     The future ability to use these NOLs may be limited under Internal Revenue Code (the "Code") Section 382 which provides that if a corporation undergoes an "ownership change," its ability to use its NOLs in the future may be limited. An ownership change occurs when the aggregate cumulative increase in the percentage ownership of a corporation's capital stock owned by "5-percent shareholders" within any three-year testing period is more than 50 percentage points. A "5-percent shareholder" is defined as any person holding 5% or more of the fair market value of the corporation's stock at any time during the three-year testing period. All shareholders who are not 5-percent shareholders individually are aggregated into one or more public groups, each of which is considered to be a 5-percent shareholder.

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

     The Company believes that it has not undergone an ownership change in prior years. However, the Company as of March 26, 1998, does have three 5-percent shareholders who acquired their stock in the last three-year period. There is no assurance that these shareholders will not make additional changes in their holdings in any potential future three-year testing period which could, when combined with other changes, cause an ownership change to have occurred. In addition, if any additional shareholders become 5-percent shareholders in the future, this could cause an ownership change to occur and limit the Company's use of its NOLs.

     The Company also has capital loss carryforwards of approximately $5.8 million. These loss carryforwards expire in the year 2000.


RISK FACTORS

1.  Risks Associated with Investments in Real Estate
----------------------------------------------------

     The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. Income from the properties may be adversely affected by, among other things, increasing unemployment rates, oversupply of competing properties, reduction in demand for properties in the area, increasing affordability of single family homes, and adverse real estate, zoning and tax laws. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) constitute fixed costs and do not decrease when circumstances cause a reduction in income from the investment. Furthermore, real estate investments are relatively illiquid and therefore, will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions.

Potential Environmental Liability
---------------------------------

     The Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances located on or in its properties. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Other Federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

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

Americans with Disabilities Act
-------------------------------

     The Company's properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that the properties are "public accommodations" and/or "commercial facilities" as defined by the ADA.
Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public access areas of the Company's properties, where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodation or commercial facilities, except portions of such facilities, such as a leasing office which is open to the public. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. If required changes involve a greater expenditure than the Company currently anticipates or if the changes must be made on a more accelerated basis than it anticipates, the Company's operations could be adversely affected.

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

Risk of Real Estate Development
-------------------------------

     The Company plans to seek selective opportunities for development. The real estate development business involves significant risks in addition to those involved in the acquisition, ownership and operation of established apartment communities. The development risks include, among other things, lack of construction financing on favorable terms and adverse changes in rental rates and occupancy rates in the market.

2.  Market Risks Relating To Mortgage assets
--------------------------------------------

     The results of the Company's operations depend, among other things, on the level of net cash flows generated by the Company's mortgage assets. The net cash flows vary primarily as a result of changes in mortgage prepayment rates, interest rates, reinvestment income and borrowing costs, all of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, reinvestment income and borrowing costs depend upon the nature and terms of the mortgage assets, the geographic location of the properties securing the mortgage loans included in or underlying the mortgage assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

Prepayment Risks
----------------

     Mortgage prepayments shorten the life of the mortgage instruments underlying the Company's mortgage assets, thereby reducing the overall net cash flows in the long term and causing an inherent decline in the Company's income. Prepayments of mortgage instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate mortgage loans included in such mortgage instruments. Conversely, prepayments decrease when then current mortgage interest rates exceed the interest rates on the Mortgage Loans included in such mortgage instruments. Prepayment experience also may be affected by the geographic location of the Mortgage Loans included in mortgage instruments, the types (whether fixed or adjustable rate) and assumability of such Mortgage Loans, conditions in the Mortgage Loan, housing and financial markets, and general economic conditions.

Interest Rate Fluctuation Risks
-------------------------------
     Changes in interest rates affect the performance of the Company and its mortgage assets.

Risks of Decline in Net Cash Flows and Income from Mortgage Assets
------------------------------------------------------------------

     The Company's income from mortgage assets derives primarily from the net cash flows received on its mortgage assets which decline over time. For both tax and accounting purposes, the Company's net cash flows consist of two components - one representing return of a portion of the purchase price of the mortgage asset (the "Cost Component") and one representing income on the investment (the "Income Component"). The Income Component is highest in years immediately following the purchase of the mortgage asset and declines over time. In addition, to the extent that actual mortgage prepayments or variable interest rates experienced exceed those assumed, this inherent decline in net cash flows and income is accelerated.

Inability to Predict Effects of Market Risks
--------------------------------------------

     Because none of the above factors, including changes in prepayment rates, interest rates, reinvestment income, expenses and borrowing costs are susceptible to accurate projection, the net cash flows generated by the Company's mortgage assets, and thus distributions to the Company's shareholders, cannot be predicted. The Company's borrowings may bear fixed or variable interest rates, may require additional collateral if the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. To the extent that the Company's borrowings bear variable interest rates, changes in short term interest rates will significantly influence the cost of such borrowings and can result in losses in certain circumstances. The Company also may increase the amount of its available funds through the issuance of debt securities.

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

Future Offerings of Common Stock
--------------------------------

     The Company in the future may increase its capital resources by making additional offerings of its Common Stock or securities convertible into its Common Stock. The actual or perceived effect of such offerings may be the dilution of the book value or earnings per share of the Company's Common Stock which may result in a reduction of the market price of the Company's Common Stock. The Company is unable to estimate the amount, timing or nature of future sales of its Common Stock, as such sales will depend upon market conditions and other factors such as the Company's need for additional equity.

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

     The Company's operations from time to time may generate taxable income in excess of its net income for financial reporting purposes. The Company also may experience a situation in which its taxable income is in excess of the actual cash receipts. See "Business -- Federal Income Tax Considerations -- Activities of the Company." To the extent that the Company does not otherwise have funds available, either situation may result in the Company's inability to distribute substantially all of its taxable income as required to maintain its REIT status. See "Business - Federal Income Tax Considerations." Alternatively, the Company may be required to borrow funds to make the required distributions which could have the effect of reducing the yield to its shareholders, to sell a portion of its assets at times or for amounts that are not advantageous, or to distribute amounts that represent a return of capital which would reduce the equity of the Company. In evaluating assets for acquisition, the Company considers the anticipated tax effects of the acquisition, including the possibility of any excess of taxable income over projected cash receipts.

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

Marketability of Shares of Common Stock and Restrictions on Ownership
---------------------------------------------------------------------

     The Company's Articles of Incorporation prohibit ownership of its Common Stock by tax-exempt entities that are not subject to tax on unrelated business taxable income and by certain other persons (collectively "Disqualified Organizations"). Such restrictions on ownership exist so as to avoid imposition of a tax on a portion of the Company's income from excess inclusions.

     Provisions of the Company's Articles of Incorporation also are designed to prevent concentrated ownership of the Company which might jeopardize its qualification as a REIT under the Code. Among other things, these provisions provide (i) that any acquisition of shares that would result in the disqualification of the Company as a REIT under the Code will be void, and (ii) that in the event any person acquires, owns or is deemed by operation of certain attribution rules set out in the Code, to own a number of shares in excess of 9.8% of the outstanding shares of the Company's Common Stock ("Excess Shares"), the Board of Directors, at its discretion, may redeem the Excess Shares. In addition, the Company may refuse to effectuate any transfer of Excess Shares, and certain shareholders and proposed transferees of shares may be required to file an affidavit with the Company setting forth certain information relating generally to their ownership of the Company's Common Stock. These provisions may inhibit market activity and the resulting opportunity for the Company's shareholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of the Company's Common Stock in excess of the number of shares permitted under the Articles of Incorporation. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain (either alone or with others as a group) ownership of more than 9.8% of the outstanding shares of Common Stock. Investors seeking to acquire substantial holdings in the Company should be aware that this ownership limitation may be exceeded by a shareholder without any action on such shareholder's part in the event of a reduction in the number of outstanding shares of the Company's Common Stock.

ACQUISITION AND DISPOSITION OF STRUCTURED SECURITIES

     The Company is not in the business of trading its Structured Securities. However, from time to time the Company may dispose of Structured Securities. In 1995, the Company sold a large portion of its Structured Securities with a carrying value at date of sale of $13,102,000 and reinvested the proceeds in operating real estate. The Company's only Structured Securities transaction in 1996 was the sale of its equity residual interest in TMAC CMO Trust 1986-1. In 1997, the Company sold its interests in TMAC CMO Trust 1986-2 and TMAC CMO Trust 1987-3. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 14 below, "Exhibits, Financial Statements and Reports on Form 8-K" for details on assets acquired.

     On May 31, 1990, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus for a uniform method of accounting for Residual Interests in CMOs (Issue 89-4). The consensus, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company. The Company has adopted the accounting method for impairment of mortgage-backed derivative investments prescribed by Statement of Financial Accounting Standards No. 115 and presents its financial statements in accordance therewith.

FAIR VALUE OF RESIDUAL INTERESTS AND IO BONDS

     Historically, a significant portion of the Company's revenue has been derived from the cash flows on the Company's Residual Interests and IO Bonds. The fair value of Residual Interests and IO Bonds is the net present value of the projected future cash flows. The amount of cash flows that may be generated from these assets is uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the underlying mortgage collateral and, for Residual Interests with variable rate bond classes and IO

Bonds with variable interest rates, changes in LIBOR. Information regarding the fair value of Residual Interests and IO Bonds is presented in the notes to the consolidated financial statements.

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

     In connection with the 1995 acquisition of four multifamily residential properties in California's Central Valley, the Company assumed and incurred mortgage obligations totaling $20,490,000 secured by such properties. Any other indebtedness incurred by the Company may be secured by the assets of the Company, including its Structured Securities. At December 31, 1997 and 1996 the mortgage obligation balances were $20,350,379 and $20,373,236.

     At December 31, 1997 and 1996, the Company had short-term borrowings of $2,009,500 and $2,067,500, respectively, in the form of repurchase agreements with Bear Stearns & Co. and Paine Webber. The weighted average interest rates on these instruments as of these dates were 7.4335% and 7.2715%, respectively. The Company's By-Laws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, the Company's aggregate indebtedness (other than liability represented by Structured Securities and any loans between the Company and its trusts or corporate subsidiaries), secured and unsecured, would exceed 100% of the Company's average invested assets in the preceding calendar quarter, as calculated in accordance with generally accepted accounting principles, unless approved by a majority of the Unaffiliated Directors.

     The Company has 100,000,000 authorized shares of Common Stock. The Company may increase its capital resources by making additional offerings of Common Stock. Such offerings may result in a reduction of the net tangible book value per outstanding share and a reduction in the market price of the Company's Common Stock. The Company is unable to estimate the amount, timing or nature of such future sales of its Common Stock, as any such sales would depend on general market conditions and other factors.

     The Company has a Dividend Reinvestment and Share Purchase Plan (the "Plan"). The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased. During 1992, 5,780 shares were issued under the Plan resulting in an increase to capital of $39,000. No new shares were issued under the Plan thereafter, as all required shares have been purchased in the open market.

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

SUBSIDIARIES

     TISMAC is a wholly-owned subsidiary of the Company formed for the purpose of issuing collateralized mortgage obligations directly. In November 1995, the Company sold the residual interest certificate and optional redemption rights related to the trust representing its economic interest in TISMAC. The accounting for this transaction had the effect of deconsolidating TISMAC from the consolidated financial statements of the Company at December 31, 1995, and thereafter.

     TISPAC is a wholly-owned subsidiary of the Company incorporated on September 8, 1995, for the purpose of owning and financing real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a wholly owned subsidiary of TISMIC and as such is a Qualified REIT Subsidiary. Accordingly, the accounts of TISPAC are consolidated with those of the Company.

COMPETITION

     The Company's multifamily real estate properties face the normal competitive pressure of most rental real estate projects. However, the Company's real property acquisitions have been and will continue to be opportunistic and may occur from time to time only when sufficient liquid assets are available, and when the potential for appreciation in value, together with current cash flow yield, is expected to provide a total return equal to or better than the Company's Structured Securities.

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

     The Company and the Former Manager entered into the Expense Sharing Agreement on July 1, 1996. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days' prior written notice by either party or at such time as the parties no longer continue to share office space or other resources.


PRIOR TO JULY 1, 1996
---------------------

     Prior to July 1, 1996, the Company operated under a Management Agreement with the Former Manager which was renewable annually. In June 1995, the Board of Directors of the Company and the Former Manager entered into a new Management Agreement through June 30, 1996. In March 1995, the Board of Directors authorized a committee composed of four Unaffiliated Directors to consider proposed revisions to the Management Agreement in light of the Company's acquisition of multifamily residential properties and recent waivers by the Unaffiliated Directors of the requirement in the Management Agreement that the Former Manager reimburse the Company for Excess Expenses (as defined). As a result, the Management Agreement approved in June 1995 increased the base management fee from .375% per annum of average invested assets to .65% thereof, changed the incentive compensation, eliminated an expense reimbursement provision, and discontinued the payment of a Residual Interest Administration Fee. These changes in the management fee became effective October 1, 1995. However, the Former Manager voluntarily waived the increase in base management fee for the fourth quarter of 1995 and first two quarters of 1996.

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

     The failure of the Company to be treated as a REIT for any taxable year would materially and adversely affect the shareholders, since the Company would be taxed as a corporation. Accordingly, the taxable income of the Company (computed without any deduction for distributions to shareholders) would be taxed to the Company at corporate rates (currently up to 35% for Federal purposes), and the Company would be subject to any applicable minimum tax. Additionally, distributions to the shareholders would be treated as ordinary income to the extent of the Company's earnings and profits. As a result of the "double taxation" (i.e. taxation at the corporate level and subsequently at the shareholder level when earnings are distributed) the distributions to the shareholders would decrease substantially, because a large portion of the cash otherwise available for distribution to shareholders would be used to pay taxes. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

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

     The Company anticipates that its gross income will continue to include a significant component from interest and gains on mortgage assets and income from short-term reinvestments, although, in future years, it is anticipated that gross income of the Company will consist principally of rents from its real estate assets. The composition and sources of the Company's income allowed the Company to satisfy the income tests for all fiscal years through December 31, 1997 and should allow the Company to satisfy the income tests during each year of its existence. If, however, the Company causes issuances of interests in real estate mortgage investment conduits ("REMICs") or issuances of certificates representing certain equity interests in mortgage instruments (such as pass-through certificates), the Company could recognize income or gain that, if excessive, could result in the Company's failure to meet the 30% income test or, if from transactions in which the Company is deemed to be a dealer, could be subject to the 100% tax on prohibited transactions. See "Taxation of the Company" below. This effectively limits both the Company's ability to issue REMIC securities directly or through wholly owned subsidiaries and its ability to issue such securities indirectly through issuance of funding notes to affiliated issuers. Further, certain short-term reinvestments may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test, and certain hedging transactions could give rise to income that, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy the 30% income test. In addition, income from Structured Securities which do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made (e.g. CMOs) may not qualify under the 75% income test. The Company intends to monitor its reinvestments and hedging transactions closely to avoid disqualification as a REIT.

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

     REITs are permitted to hold assets in wholly owned subsidiaries ("Qualified REIT Subsidiaries"). A subsidiary of a REIT is a Qualified REIT Subsidiary if 100% of its stock is owned by the REIT at all times during the period such subsidiary is in existence. A Qualified REIT Subsidiary is not treated as a separate corporate entity for Federal income tax purposes, but rather, together with its parent REIT, is treated as a single taxpayer. Accordingly, all of the assets, liabilities and items of income, deduction and credit of a Qualified REIT Subsidiary are treated as the assets, liabilities, and items of income, deduction and credit of the parent REIT for Federal income tax purposes and, in particular, for purposes of satisfying the applicable Code provisions for qualification as a REIT. The Company's wholly owned Subsidiaries, TISPAC and TISMAC, are a qualified REIT Subsidiaries.

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

     Generally, a distribution must be made in the taxable year to which it relates. A portion of the required distribution, however, may be made in the following year (i) if the distribution is declared in October, November or December of any year, is payable to shareholders of record on a specified date in such a month, and is actually paid before February 1 of the following year; or (ii) if the distribution is declared before the date on which the Company's tax return for the taxable year is due to be filed (including extensions) and is paid on or before the first regular distribution payment date after such declaration. Further, if the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax returns by the Internal Revenue Service (the "IRS"), the Company may, if the deficiency is not due to fraud with intent to evade tax or a willful failure to file a timely tax return, retroactively cure the failure by paying a deficiency dividend (plus interest).

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

     On August 5, 1997, the Taxpayer Relief Act of 1997 was enacted. This Act changed a number of federal income tax provisions that affect REITs. These changes include, but are not limited to, the repeal of the 30% income test, the enactment of a "de minimis" rule for tenant services income, and the liberalization of the consequences for failing to comply with the federal regulations regarding determination of actual ownership of a REIT's outstanding shares.

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


ITEM 2.  PROPERTIES.

     The Company's operating real estate assets consist of four multifamily apartment complexes located in California's Central Valley. All of these properties were acquired in 1995 either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to the properties was vested in TISPAC. The multifamily residential property, Shady Lane, is held by the Company at year end. Information regarding these properties is shown in the table below:

                                                                                   VILLA          FOUR CREEKS
                                             SHADY LANE        RIVER OAKS        SAN MARCOS         VILLAGE
---------------------------------------------------------------------------------------------------------------
Location                                    Visalia, CA       Hanford, CA        Fresno, CA       Visalia, CA
Date of Construction                               1985              1984              1991         1986-1991

Purchase Price                                 $2,105,000        $8,200,000        $9,000,000*       $9,000,000
Purchase Price per Square Foot                 $    40.44        $    41.59        $    62.44        $    48.27

Notes Payable Secured by
     Real Estate at December 31, 1997          $1,327,859        $6,372,237        $6,910,481        $5,739,802

Number of Units                                        54               219               120               146
Rentable Square Feet                               52,056           197,186           144,140           186,439
Average Monthly Rent per Unit in 1997          $      431        $      487        $      804        $      692
Monthly Rent per Square Foot in 1997           $     0.45        $     0.54        $     0.67        $     0.54

Improved Land Area                             2.77 acres       11.57 acres        9.77 acres       13.34 acres
Unimproved Land Area                                   --                --        9.75 acres                --

Occupancy at December 31, 1997                         91%               95%               98%              100%

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

ITEM 3.  LEGAL PROCEEDINGS.

     At March 26, 1998, there were no material pending legal proceedings (within the meaning of the Form 10-K instructions) to which the Company or its subsidiaries is a party or to which any of their respective property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock is listed on both the New York Stock Exchange and the Pacific Exchange under the symbol "TIS." However, the Company's Common Stock no longer meets the New York Stock Exchange's continued listing criteria. That could result in the Common Stock being delisted from the exchange. The high and low closing sales prices of shares of the Common Stock on the New York Stock Exchange for the periods indicated were as follows:

                                                                           HIGH                LOW
                                                                           ----                ---
1996
    First Quarter                                                         $1-3/4              $ 1-1/8
    Second Quarter                                                         1-5/8                  7/8
    Third Quarter                                                          1-1/8                  3/4
    Fourth Quarter                                                         15/16                  5/8
1997
    First Quarter                                                          1-3/8               1-1/16
    Second Quarter                                                         1-1/4                    1
    Third Quarter                                                          1-5/8                    1
    Fourth Quarter                                                         1-7/8                1-3/8
1998
    First Quarter (through March 26, 1998)                                 2-3/8               1-3/16

____________________

     On March 26, 1998, the closing sales price of the shares of Common Stock on the New York Stock Exchange was $2.1875. On that date the Company had outstanding 8,105,880 shares of Common Stock which were held by approximately 563 shareholders of record and the total number of shareholders was approximately 6,000.

     No distributions were paid in 1995 or 1997. The following table details the one distribution paid during the Company's three most recent fiscal years.


--------------------------------------------------------------------------------------------------
                                 Date         Amount                Record                Payment
Quarter Ended                Declared       Declared                  Date                   Date
--------------------------------------------------------------------------------------------------

December 31, 1996    September 10, 1996        $0.02     December 13, 1996      December 31, 1996
--------------------------------------------------------------------------------------------------

     The actual amount and timing of any future dividend payments will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

     Subject to the distribution requirements to maintain REIT qualification, the Company intends, to the extent practicable, to use substantially all of the principal from repayments, sales and refinancings of the Company's Structured Securities to reduce debt or to acquire new assets. The Company may, however, under extraordinary circumstances, make a distribution of principal. Such distributions, if any, will be made at the discretion of the Company's Board of Directors.

     It is anticipated that distributions generally will be taxable as ordinary income to shareholders of the Company (including, in some cases, shareholders that would otherwise be exempt from tax under the Code), although a portion of such distributions may be designated by the Company as capital gain or may constitute a return of capital. Such distributions received by shareholders of the Company will not be eligible for the dividends-received deduction so long as the Company qualifies as a REIT. The Company furnishes annually to each of its shareholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gain.

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

     As a result of the requirement that the Company distribute to its shareholders an amount equal to substantially all of its REIT Taxable Income in order to qualify as a REIT, the Company may be required to distribute a portion of its working capital to its shareholders or borrow funds to make required distributions in years in which on a tax basis the "non-cash" items of income (such as those resulting from the accretion of market discount on the assets owned by the Company) exceed the Company's "non-cash" expenses. If the Company is unable to pay distributions equal to substantially all of its REIT Taxable Income, it will not continue to qualify as a REIT.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The data as of and for the years ended December 31, 1997, 1996 and 1995 have been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

(IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                    1997           1996           1995           1994           1993
                                            ---------------------------------------------------------------------------
STATEMENT OF OPERATIONS  DATA
Income
  Interest Income on Mortgage Certificates         $6,059         $ 7,748        $ 13,735        $18,298      $  36,873
  Interest Income on Residual Interests                39              52           1,483          3,650            186
  Income from IO Bonds                                360             455           1,128          2,208          1,997
  Income from Commercial
    Securitizations                                     0               0              89             51              0
  Interest on Short-term Investments                    2              16             115            126            179
  Gain (Loss) on Sales of
        Mortgage Related Assets                       442             450          (2,385)             0              0
                                                    1,474             651             541           (398)             0
  Valuation Reserve Reduction (Provision)
                                                     (261)           (171)           (289)             0              0
  Loss from Real Estate Operations                     11              21              30             60             89
  Other Income                                     ------         -------        --------        -------      ---------
  Total Income                                      8,126           9,222          14,447         23,995         39,324
Expenses
  Interest Expense on CMOs                          6,549           8,317          14,749         18,987         38,323
  Interest Expense on Short-term Debt                 174             159             429            509            568
  Write-downs of Mortgage assets                        0               0               0              0         12,388
  Amortization of Deferred Bond
   Issuance Costs                                     101             146             276            351          1,857
  Administrative and
   Management Expenses                              1,511           1,503           1,572          1,611          1,920
                                                   ------         -------        --------        -------      ---------
  Total Expenses                                    8,335          10,125          17,026         21,458         55,056

Minority Interest                                       0               0               0              0            172
                                                   ------         -------        --------        -------      ---------

Income (Loss) Before Cumulative Effect
  of Change in Accounting for Real
  Estate Investments                                 (209)           (903)         (2,579)         2,537        (15,560)

Cumulative Effect of Change in
 Accounting for Real Estate Investments                 0               0               0              0         (9,879)
                                                   ------         -------        --------        -------      ---------

Net Income (Loss)                                   ($209)          ($903)        ($2,579)       $ 2,537       ($25,439)

Basic Net Income (Loss) Per Share
  Before Cumulative Effect of Change in
   Accounting for Real Estate Investments          ($0.03)         ($0.11)         ($0.32)        $ 0.31         ($1.92)
  Cumulative Effect of Change in
  Accounting for Real Estate Investments             0.00            0.00            0.00           0.00          (1.22)
                                                  -------         -------         -------         ------        -------

Basic Net Income (Loss) Per Share                  ($0.03)         ($0.11)         ($0.32)        $ 0.31         ($3.14)
                                                  =======         =======         =======         ======        =======
Distributions Declared per Share                  $  0.00         $  0.02         $  0.00         $ 0.02        $  0.20
Weighted Average Shares Outstanding                 8,106           8,106           8,106          8,106          8,106
-----------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                                                            DECEMBER 31
                                           --------------------------------------------------------------------------
                                                 1997           1996           1995           1994           1993
                                           --------------------------------------------------------------------------
BALANCE SHEET DATA
 Mortgage Certificates, net                     $60,433       $ 72,703       $109,752       $163,817       $250,015
 Residual Interests                                 384            436            725          8,675         11,919
 IO Bonds                                         1,875          2,695          3,150          9,794         12,212
 Commercial Securitizations                         184            183            191          1,194              0
 Reserve for Loss on Investments                 (1,523)        (2,997)        (4,277)        (4,818)        (3,852)
 Operating Real Estate Assets, Net               28,697         28,945         29,384            395              0
 Total Assets                                    93,754        105,573        145,247        188,957        300,190
 Notes Payable on Real Estate                    20,350         20,373         20,362              0              0
 Short-term Debt                                  2,010          2,418          2,118          8,325         11,745
 Total Liabilities                               83,125         94,555        133,266        172,864        284,410
 Total Shareholders' Equity                      10,629         11,018         11,981         16,093         15,780
---------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company commenced operations on August 26, 1988 in connection with its initial public offering of 8,100,000 shares of Common Stock.

INVESTMENT ACTIVITIES

     In connection with the Company's changing investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley, during 1995, the Company sold a large portion of its investments in Structured Securities and acquired a portfolio of four income-producing residential real estate properties. In the future, the Company expects that an increasing proportion of its assets and operating income (loss) will be related to investments in multifamily real estate. Additionally, the Company plans to seek selective opportunities for development. However, there can be no assurance that this will occur.

     The following table illustrates the Company's cash receipts, disbursements and reinvestments for the last three years.

CASH FLOW ANALYSIS
(IN THOUSANDS)                                         1997                   1996                   1995
------------------------------------------------------------------------------------------------------------
Beginning Cash Balance                                $    82                $   198               $  1,718
Cash Received:
  Mortgage Related Assets                               1,633                  2,758                  6,412
  Sale of Mortgage Related Assets                         442                    450                 10,751
  Increase in Short-term Debt                               0                    300                      0
  Increase in Real Estate Notes                        17,400                     11                 20,362
  Decrease in Other Assets                                115                      0                      0
Cash Disbursements:
  Cash Expenses                                        (1,173)                (2,483)                (3,348)
  Additions to Real Estate Assets                        (483)                  (258)               (29,490)
  Decrease in Other Assets                                  0                   (732)                     0
  Distributions                                             0                   (162)                     0
  Reinvestments                                          (408)                     0                      0
  Decrease to Short-term Debt                               0                      0                 (6,207)
  Decrease in Real Estate Notes                       (17,423)                     0                      0
------------------------------------------------------------------------------------------------------------
Ending Cash Balance                                   $   185                $    82               $    198
------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The Company had a net loss of $209,000, or $0.03 per share, for the year ended December 31, 1997. For the year ended December 31, 1996 it had a net loss of $903,000, or $0.11 per share. For the year ended December 31, 1995 it had a net loss of $2,579,000, or $0.32 per share. The Company declared distributions totaling $162,000 for 1996, or $0.02 per share. No distributions were declared for 1997 or 1995.

1997 COMPARED TO 1996

     1997 was the second full year of the Company's real estate operations. The performance of the real estate properties was virtually flat from 1996 to 1997 with the exception of the amortization of loan costs related to the refinancing of properties accomplished during 1997. The income from operations before depreciation and amortization declined from $534,000 in 1996 to $479,000 in 1997. The decrease is a result of the loan amortization expense related to the 1997 refinancing. Rental and other income declined from $3,990,000 in 1996 to $ 3,987,000 in 1997 while Operating and Maintenance Expenses declined from $1,388,000 in 1996 to $1,342,000 in 1997. Occupancy at the Company's properties was improved in 1996 over 1995 to approximately 96% and remained constant at approximately 96% during 1997.

     Net interest margin (interest income from Mortgage Certificates net of interest expense on CMOs) increased in 1997 to a net interest expense of $490,000 from net interest expense of $569,000 in 1996. This decrease in net interest expense is due primarily to the principal reductions in the Company's investment in CMOT 28. Below is a summary of net interest margin for the years ended December 31, 1997 and 1996.

(In thousands)                                        1997                     1996                     Change
                                             --------------------      --------------------      --------------------
Interest Income from Mortgage Certificates     $            5,845                   $ 7,433                $  (1,588)
Amortization of Market Discount                               214                       315                     (101)
Net Interest Income                                         6,059                     7,748                   (1,689)
                                             --------------------      --------------------      --------------------

Interest Expense on CMOs                                    5,793                     7,343                   (1,550)
Amortization of Original Issue Discount                       756                       974                     (218)
Net Interest Expense                                        6,549                     8,317                   (1,768)
                                             --------------------      --------------------      --------------------

Net Interest Margin                                       ($  490)                  ($  569)                  $    79
                                             ====================      ====================      ====================

     The reserve for loss on investments was reduced by $1,474,000 in 1997.
This decrease in reserve primarily reflects an increase in the fair value of the Company's investment in CMOT 28, the Company's remaining consolidated equity residual interest.

     General and Administrative expense increased from $1,356,000 in 1996 to $1,443,000 in 1997. This increase was due primarily to increased legal and other expenses related to the 1997 annual meeting of shareholders.

1996 COMPARED TO 1995

     1996 was the first full year of the Company's real estate operations which arose from the change in the Company's investment focus from Structured Securities to multifamily real estate located in California's Central Valley.
In the first full year of real estate operations, the Company's income from real estate operations before depreciation and amortization relating to real properties ("Funds from Operations") was $534,000. However, real estate operations after depreciation and amortization resulted in a loss of $171,000. This compares to 1995 Funds from Operations of $88,000 and a loss from operations after depreciation and amortization of $289,000. During 1995, the Company made some needed improvements to the properties while increasing average occupancy rates by 5%. At December 31, 1996, the Company's multifamily real estate had an overall occupancy rate of 96%.

     Because of the sale in 1995 of some of its investments in Structured Securities, income from mortgage related assets declined from $14,736,000 in 1995 to $9,393,000 in 1996. Interest from mortgage certificates declined based on the principal amount outstanding, which has been declining due to scheduled amortizations and prepayments of the underlying mortgage loans. Interest expense on CMOs also declined from year to year in proportion to the declining principal amount outstanding. As a result of the sale of the residual interest in TMAC CMO Trust 1986-1 in April 1996, interest from mortgage certificates and interest on CMOs declined significantly during the year ended December 31, 1996 because the accounts of this Owner Trust Residual are no longer included in the consolidated financial statements. The investment had been carried at zero so that the entire amount of the sales proceeds of $450,000 is reflected as a gain on sale of mortgage related assets.

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

(In thousands)                                        1996                      1995                     Change
                                             --------------------      --------------------      --------------------
Interest Income from Mortgage Certificates                $ 7,433                  $ 13,313                   ($5,880)
Amortization of Market Discount                               315                       522                      (207)
Net Interest Income                                         7,748                    13,835                    (6,087)
                                             --------------------      --------------------      --------------------

Interest Expense on CMOs                                    7,343                    13,086                    (5,743)
Amortization of Original Issue Discount                       974                     1,663                      (689)
Net Interest Expense                                        8,317                    14,749                    (6,432)
                                             --------------------      --------------------      --------------------

Net Interest Margin                                       ($  569)                    ($914)                 $    345
                                             ====================      ====================      ====================

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

NET INTEREST INCOME ANALYSIS

                                      1997                           1996                             1995
                         -----------------------------  -------------------------------  ----------------------------
                                     AVERAGE  AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE
(IN THOUSANDS)             INTEREST  BALANCE   RATE      INTEREST   BALANCE    RATE       INTEREST  BALANCE     RATE
---------------------------------------------------------------------------------------------------------------------
Interest Income
Mortgage Certificates     $6,059       $66,568       9.10%  7,748   $74,316    10.43%      $13,735  $147,131     9.34%
  Residual Interests          39           410       9.51%     52       575     9.03%        1,483     4,644    31.93%
  Interest Only Bonds        360         2,285      15.75%    455     2,998    15.19%        1,128     6,781    16.64%
  Other                        2         1,853       0.11%     16     2,645     0.61%          204     4,060     5.02%
---------------------------------------------------------------------------------------------------------------------
    Interest Income        6,460        71,116       9.08%  8,271    80,534    10.27%       16,550   162,616    10.18%

Interest Expense
  Collateralized Mort-
    gage Obligations       6,549        64,634      10.13%  8,317    86,473     9.62%       14,749   145,017    10.17%
  Short-term Debt            174         2,214       7,86%    159     2,145     7.44%          429     5,676     7.56%
---------------------------------------------------------------------------------------------------------------------
    Interest Expense       6,723        66,848      10.06%  8,476    88,618     9.56%       15,178   150,693    10.07%

Net Interest Income        ($263)                   (0.37%)  (205)             (0.25%)     $ 1,372               0.84%
=====================================================================================================================

The table above summarizes the average amounts outstanding of interest-bearing assets and liabilities, and the average effective interest rates.

     The table below summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume.

                             1997  -  1996            1996  -  1995                1995  -  1994
                          -------------------  ---------------------------  ---------------------------
(IN THOUSANDS)            RATE  VOLUME  TOTAL   RATE     VOLUME    TOTAL      RATE     VOLUME    TOTAL
-------------------------------------------------------------------------------------------------------
Interest Income
    Mortgage Certificates($881) ($808) ($1,689)$1,849   ($7,836)  ($5,987)    ($124)  ($4,439)  ($4,563)
    Residual Interests       2    (15)     (13)  (644)     (787)   (1,431)     (347)   (1,820)   (2,167)
    Interest Only Bonds     13   (108)     (95)   (90)     (582)     (672)     (229)     (851)   (1,080)
    Other                   (9)    (5)     (14)  (135)      (54)     (189)       40       (13)       27
-------------------------------------------------------------------------------------------------------
      Interest Income     (875)  (936)  (1,811)   980    (9,259)   (8,279)     (660)   (7,123)   (7,783)

Interest Expense
    CMOs                   333 (2,101)  (1,768)  (763)   (5,669)   (6,432)    1,430    (5,668)   (4,238)
    Short-term Debt         10      5       15     (7)     (263)     (270)     (715)      635       (80)
-------------------------------------------------------------------------------------------------------
      Interest Expense     343 (2,096)  (1,753)  (770)   (5,932)   (6,702)      715    (5,033)   (4,318)

Net Interest Income    ($1,218)$1,160     ($58)$1,750   ($3,327)  ($1,577)  ($1,375)  ($2,090)  ($3,465)
=======================================================================================================

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company uses its cash flow to provide working capital to pay its expenses and debt service, acquire other assets and, at the discretion of the Board of Directors, to pay distributions to its shareholders. In 1997, the Company's cash flows (in thousands) were used as follows:


Used in operating activities                                             $    (79)
Provided by investing activities                                           12,608
Used in financing activities                                              (12,426)
                                                               ------------------

Net increase in cash and cash equivalents                                $    103
                                                               ==================


     At December 31, 1997, the Company had outstanding short-term borrowings totaling $2,009,500 which consisted of repurchase agreements with two investment banking firms. The repurchase agreement borrowings had a weighted average interest rate of 7.2715%. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's Residual Interests and IO Bonds whose fair values approximate $2 million and have a floating rate of interest which is tied to the one-month LIBOR rate.

     At December 31, 1997, the Company had outstanding borrowings secured by multifamily real estate totaling $20,350,379. Approximately 93.5% of this debt had a fixed rate of interest and 6.5% of the debt bears a variable rate of interest. The weighted average interest rate at December 31, 1997 was 8.317%. The Company completed a restructure of its permanent financing in the amount of $17,400,000 with an insurance company during 1997.

      At December 31, 1997, the Company had unrestricted cash and cash equivalents of $185,000.

      Over the twelve months ending December 31, 1998, scheduled principal maturities on the notes payable on real estate amount to $228,526 excluding the Shady Lane variable note, on which $144,756 is due in principal and interest in 1998. The notes are expected to be funded by cash flows from the Company's multifamily residential properties. During the twelve months ended December 31, 1997 and 1996, the income from real estate operations before depreciation and amortization amounted to $479,000 and $534,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended December 31, 1998 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

      Over the twelve months ending December 31, 1998, the Company anticipates that cash inflows from mortgage related assets will approximate the cash outflows associated with the underlying collateralized mortgage obligations. However, management can provide no assurances of such mortgage related cash flows as such cash flows are subject to interest rate changes, prepayment risks and other uncertainties. On January 30, 1998, the Company sold 49% of its ownership in the CMOT 28 REMIC Residual Interest for $764,400 in cash. Of the proceeds, $140,500 were used to retire debt and the balance was placed in the general funds of the Company.

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

     Because of the Company's accounting policy of consolidating owner trust residuals when over 50% equity interest in the trust is held by the Company, the consolidated balance sheet includes mortgage certificates issued by these trusts and the collateralized mortgage obligations of the trusts. The Company has no access or rights to the restricted cash carried on its balance sheet as of December 31, 1997. The Company receives significant cash flows from principal payments on the mortgage certificates. However, these inflows are essentially offset by outflows required to pay the collateralized mortgage obligations. The amounts involved in the four years ended December 31, 1994, 1995, 1996 and 1997 are shown in the table below (in thousands):

     MORTGAGE CERTIFICATES
     Principal Outstanding - December 31, 1993                        $ 254,657
     Principal Reduction - Year Ended December 31, 1994                 (86,978)
                                                                 --------------
     Principal Outstanding - December 31, 1994                          167,679
     Principal Reduction - Year Ended December 31, 1995                 (21,885)
     Principal Amount Sold - Year Ended December 31, 1995               (33,388)
                                                                 --------------
     Principal Outstanding - December 31, 1995                          112,406
     Principal Reduction - Year Ended December 31, 1996                 (17,452)
     Principal Amount Sold - Year Ended Decmeber 31, 1996               (20,981)
     Principal Outstanding - December 31, 1996                           73,973
     Principal Reduction - Year Ended December 31, 1997                 (12,485)
     Principal Amount Sold - Year Ended December 31, 1997                     0
                                                                     ----------

     Principal Outstanding - December 31, 1997                        $  61,488
                                                                     ==========

     COLLATERALIZED MORTGAGE OBLIGATIONS
     Principal Outstanding - December 31, 1993                        $ 277,612
     Principal Reduction - Year Ended December 31, 1994                (108,308)
                                                                     ----------
     Principal Outstanding - December 31, 1994                          169,304
     Principal Reduction - Year Ended December 31, 1995                 (22,627)
     Principal Amount Sold - Year Ended December 31, 1995               (32,787)
                                                                     ----------
     Principal Outstanding - December 31, 1995                          113,890
     Principal Reduction - Year Ended December 31, 1996                 (17,795)
     Principal Amount Sold - Year Ended December 31, 1996               (21,356)
                                                                     ----------
     Principal Outstanding - December 31, 1996                           74,739
     Principal Reduction - Year Ended December 31, 1997                 (12,066)
     Principal Amount Sold - Year Ended December 31, 1997                     0
                                                                     ----------

     Principal Outstanding - December 31, 1997                       $   62,673
                                                                     ==========

     Management of the Company believes that the cash flow from operations, availability of repurchase agreements, and sales of mortgage related investments are sufficient to enable the Company to meet its current and anticipated future liquidity requirements including any required payment of distributions to its shareholders, which must equal at least 95% of the Company's taxable income in order for the Company to qualify as a REIT.

YEAR 2000 COMPLIANCE

     The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such application will be necessary. The Company has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. No assurance can be given, however, that all the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse impact on the Company's future liquidity or results of operations.

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

     The income from Residual Interests in CMOs which include one or more bond classes which bear interest based on specified margins in relation to either the London Interbank Offered Rate for Eurodollars on U.S. dollar deposits ("LIBOR") and income on Inverse IO Bonds which bear an interest rate which is inversely related to LIBOR, may fluctuate widely depending upon changes in LIBOR which affect the amount of interest payable on such LIBOR bonds and on Inverse IO Bonds. In general, income on these Residual Interests and Inverse IO Bonds will decrease when LIBOR increases, and will increase when LIBOR rates decrease. Income on these Residual Interests and Inverse IO Bonds will also be affected by the relationship between changes in these rates and prepayments on mortgages. Under certain extended high interest rate periods or in the event of extremely high prepayment rates on mortgages, the return on a Residual Interest on an IO Bond or on an Inverse IO Bond could be zero or negative and may require the Company to effect significant reductions in the carrying value of these assets. Such reductions are recorded as operating losses in the year in which the reduction is taken.

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

     The Company's ability to use its net operating tax loss carryforwards could be substantially reduced if the Company were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code.

     Because of these and other factors, future distributions to shareholders cannot be predicted. The Company has the right, but not the obligation, to refrain from making distributions to shareholders until the tax loss carryforward is fully used. It is likely that the market price of the shares of the Company's Common Stock would be affected by any decline in the spread between the Company's net yield on its assets and prevailing interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1998, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1998, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1998, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1998, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

     Report of Independent Public Accountants...............................  35

     Consolidated Balance Sheets - December 31, 1997 and 1996...............  36

     Consolidated Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995..................................  37

     Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1997, 1996 and 1995......................  38

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995..................................  39

     Notes to the Consolidated Financial Statements.........................  40

  2. FINANCIAL STATEMENT SCHEDULES

     Schedule III - Real Estate and Accumulated Depreciation as of December
     31, 1997...............................................................  58

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

______________________________
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-22182) declared effective August 19, 1988.

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

(6) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 1-10004) filed with the Securities and Exchange Commission on July 9, 1996.

(B) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

     We have audited the accompanying consolidated balance sheets of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIS Mortgage Investment Company and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audit was made for purposes of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997 - is presented for the purpose of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This information has been subjected to the audit procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                                         /s/ ARTHUR ANDERSEN LLP

San Francisco, California,
March 5, 1998

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT SHARE DATA)                             DECEMBER 31, 1997            DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
      Mortgage Certificates, net                                       $ 60,433                     $ 72,703
      Residual Interests                                                    384                          436
      Interest Only (IO) Bonds                                            1,875                        2,695
      Commercial Securitizations                                            184                          183
      Reserve for Loss on Investments                                    (1,523)                      (2,997)
                                                                       --------                     --------
            Total Mortgage Related Assets                                61,353                       73,020
                                                                       --------                     --------

Operating Real Estate Assets, net                                        28,697                       28,945
                                                                       --------                     --------

Other Assets
      Cash and Cash Equivalents                                             185                           82
      Restricted Cash                                                     1,800                        1,272
      Accrued Interest and Accounts Receivable, Net                         484                          668
      Deferred Bond Issuance Costs, Net                                     497                          598
      Amortizable Costs, Net                                                594                          825
      Prepaid Expenses                                                      144                          163
                                                                       --------                     --------
            Total Other Assets                                            3,704                        3,608
                                                                       --------                     --------

            Total Assets                                               $ 93,754                     $105,573
                                                                       ========                     ========
------------------------------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, net                               $ 59,008                     $ 70,259
Accounts Payable and Accrued Liabilities                                    870                          449
Accrued Interest Payable                                                    887                        1,056
Notes Payable on Real Estate                                             20,350                       20,373
Short-term Debt                                                           2,010                        2,418
                                                                       --------                     --------
            Total Liabilities                                            83,125                       94,555
                                                                       --------                     --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880
      shares issued and outstanding                                           8                            8
Additional Paid-in Capital                                               74,696                       74,696
Unrealized Loss on Investments                                           (2,322)                      (2,142)
Retained Deficit                                                        (61,753)                     (61,544)
                                                                       --------                     --------
            Total Shareholders' Equity                                   10,629                       11,018
                                                                       --------                     --------

            Total Liabilities and Shareholders' Equity                 $ 93,754                     $105,573
                                                                       ========                     ========
------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                               1997                 1996                 1995
------------------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest                                                         $ 6,460              $ 8,271            $  16,550
Valuation Reserve Reduction                                        1,474                  651                  541
Gain (Loss) on Sales of Mortgage Related Assets                      442                  450               (2,385)
Other                                                                 11                   21                   30
                                                                 -------              -------            ---------
        Income from Mortgage Related Assets                        8,387                9,393               14,736
                                                                 -------              -------            ---------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
        Interest                                                   6,549                8,317               14,749
        Administration Fees                                           68                   70                  140
        Amortization of Deferred Bond Issuance Costs                 101                  146                  276
Short-term Debt                                                      174                  159                  429
                                                                 -------              -------            ---------
        Total Interest and CMO Related Expenses                    6,892                8,692               15,594
                                                                 -------              -------            ---------

REAL ESTATE OPERATIONS
Rental and Other Income                                            3,987                3,990                2,206
Operating and Maintenance Expenses                                (1,342)              (1,388)                (984)
Interest on Real Estate Notes Payable                             (1,820)              (1,718)                (945)
Property Taxes                                                      (346)                (350)                (189)
Depreciation and Amortization                                       (740)                (705)                (377)
                                                                 -------              -------            ---------
        Loss from Real Estate Operations                            (261)                (171)                (289)
                                                                 -------              -------            ---------

OTHER EXPENSES
Management Fee to a related party                                     --                   77                  220
General and Administrative, including amounts paid
        to a related party of $37,806, $391,198
        and $510,174, respectively                                 1,443                1,356                1,212
                                                                 -------              -------            ---------
        Total Other Expenses                                       1,443                1,433                1,432
                                                                 -------              -------            ---------

Net Loss                                                        ($   209)             ($  903)            ($ 2,579)
                                                                 =======              =======            =========
------------------------------------------------------------------------------------------------------------------

Basic Loss per Share                                              ($0.03)              ($0.11)              ($0.32)

Distributions Declared per Share                                   $0.00                $0.02                $0.00

Weighted Average Number of Shares Outstanding                      8,106                8,106                8,106
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                           ADDITIONAL      UNREALIZED
                                       COMMON STOCK           PAID-IN         LOSS ON       RETAINED
                                    ------------------
                                    SHARES      AMOUNT        CAPITAL     INVESTMENTS        DEFICIT   TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1995            8,106          $8        $74,696      ($     711)      ($57,900)       $16,093

Net Loss                                --          --             --              --         (2,579)        (2,579)
Decrease in Unrealized Loss
    on Investments due to
    Sales of Investments                --          --             --           1,048             --          1,048
Change in Unrealized Loss
    on Investments                      --          --             --          (2,581)            --         (2,581)
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1995          8,106           8         74,696          (2,244)       (60,479)        11,981

Net Loss                                --          --             --              --           (903)          (903)
Distributions Declared                  --          --             --              --           (162)          (162)
Change in Unrealized Loss
    on Investments                      --          --             --             102             --            102
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996          8,106           8         74,696          (2,142)       (61,544)        11,018

Net Loss                                --          --             --              --           (209)          (209)
Change in Unrealized Loss
    on Investments                      --          --             --            (180)            --           (180)
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1997          8,106          $8        $74,696         ($2,322)      ($61,753)       $10,629
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
(IN THOUSANDS)                                                   1997               1996               1995
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                          ($    209)           ($  903)           ($2,579)
Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operating Activities:
       Amortization                                                     630                791              1,424
       Depreciation of Operating Real Estate Assets                     740                697                376
       Amortization of Loan Costs                                       106                 --                 --
       (Gain) Loss on Sales of Mortgage Related Assets                 (442)              (450)             2,385
       Valuation Reserve Reduction                                   (1,474)              (651)              (541)
Decrease (Increase) in Accrued Interest Receivable                       88               (207)               273
Decrease (Increase) in Accounts Receivable                               96                (49)               435
Decrease (Increase) in Prepaid Expenses                                  19                 47                (13)
Decrease (Increase) in Other Assets                                     115               (732)              (101)
Increase (Decrease) in Accounts Payable
    and Accrued Liabilities                                             421               (128)               311
Decrease in Accrued Interest Payable                                   (169)              (303)              (335)
                                                                   --------           --------           --------
    Net Cash Provided by (Used in) Operating Activities                 (79)            (1,888)             1,635
                                                                   --------           --------           --------
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Decrease (Increase) in Restricted Cash                             (528)               899                  1
Acquisition of Real Estate Assets                                        --                 --            (10,592)
Additions to Real Estate Assets                                        (483)              (258)               (97)
Principal Reduction in Mortgage Certificates                         12,485             17,452             21,885
Proceeds from Sales of Mortgage Related Assets                          442                450             10,751
Principal Reduction in Residual Interests                                41                 59                450
Principal (Increase) Reduction in Commercial Securitizations             (1)                 8                104
Principal Reduction in IO Bonds                                         652                788              1,490
                                                                   --------           --------           --------
    Net Cash Provided by Investing Activities                        12,608             19,398             23,992
                                                                   --------           --------           --------
 -----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-term Debt                                 (408)               300             (6,207)
Principal Payments on CMOs                                          (11,995)           (17,775)           (22,627)
Proceeds from Notes Payable on Real Estate                           17,400                170              1,815
Repayment of Notes Payable                                          (17,201)                --                 --
Principal Payments on Notes Payable on Real Estate                     (222)              (159)              (128)
Cash Distributions Paid on Common Stock                                  --               (162)                --
                                                                   --------           --------           --------
    Net Cash Used in Financing Activities                           (12,426)           (17,626)           (27,147)
                                                                   --------           --------           --------
------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                 103               (116)            (1,520)
Cash and Cash Equivalents at Beginning of Year                           82                198              1,718
                                                                   --------           --------           --------
Cash and Cash Equivalents at End of Year                           $    185           $     82           $    198
                                                                   ========           ========           ========
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for CMO Interest Expense                                 $  6,718           $  7,638           $ 13,509
Cash Paid for Other Interest Expense                               $  1,889           $  1,886           $  1,376
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

1.  THE COMPANY

       TIS Mortgage Investment Company (the "Company") was incorporated on
May 11, 1988. The Company operates as a real estate investment trust (REIT) and has, in years prior to 1995, primarily invested in structured securities (mortgage related assets) including residual interests, principal only bonds (PO Bonds), interest only bonds (IO Bonds) and collateralized mortgage obligations
(CMOs). Beginning in 1994, the Company changed its investment focus from investments in structured securities to multifamily real estate located in California's Central Valley. Accordingly, during 1995 the Company sold a large portion of its investments in structured securities and acquired a portfolio of four income-producing residential real estate properties. In the future, the Company expects that increasing amounts of its assets and operating results will be related to investments in multifamily real estate. Additionally, the Company plans to seek selective opportunities for development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       OVERALL METHODS OF ACCOUNTING - Emerging Issues Task Force Issue 89-4 specifies the method of accounting for Residual Interests in collateralized mortgage obligations ("CMOs"). Issue 89-4, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company.

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

       For purposes of evaluating impairment the Company considers its investment in each of its equity residuals to be a net cash flow investment (net of CMO bond interest payments and related CMO bond administrative expenses). The Company measures other than temporary impairment by comparing the yield on the projected net cash flows from the equity residual, (i.e. Mortgage Certificates net of discounts and CMO bond liabilities) to a risk free rate. If the yield on the projected cash flows from the equity residual is less than a risk free rate, the Company records a reserve to reduce the carrying value to fair value. The fair value is calculated using the forecasted net cash flows discounted at a risk adjusted rate. The risk adjusted rate is determined by the Company using established market transactions for securities having similar characteristics and backed by collateral of similar rate and term.

       For assets which do not meet the definition of other than temporary impairment and for assets where the fair value is less than its amortized cost, the Company has recorded a cumulative net unrealized loss of $2,321,652 as of December 31, 1997 directly to equity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Based on the borrowing rates currently available to the Company, the carrying amount of its debt approximates fair value.

      PRINCIPLES OF CONSOLIDATION - The Company's consolidated financial statements present the results of operations of the Company, TISPAC, and the accounts underlying the Company's interest in real estate partnerships for the years ended December 31, 1995 and thereafter. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, in March 1997, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a wholly owned subsidiary of TISMIC and as such is a Qualified REIT Subsidiary.

      In 1996 the Company sold its economic interest in TMAC CMO Trust 1986-1 through the sale of the residual interest certificate and optional redemption rights in the underlying trust. As a result, the accounts of TMAC CMO Trust 1986-1 are not included in the consolidated balance sheets at December 31, 1996 and 1997 and the results of operations of the trust are included in the 1996 consolidated statement of operations only through the date of sale.

      In 1995 the Company sold its economic interest in TISMAC through the sale of the residual interest certificate and optional redemption rights in the underlying trust. The Company has retained its legal ownership of TISMAC. As a result of these transactions, the Company no longer has risk or reward of ownership, and therefore the remaining mortgage certificates and related bonds were removed from the Company's balance sheet. The accounting for this transaction had the effect of deconsolidating TISMAC from the Company's consolidated balance sheets at December 31, 1995 and thereafter and the results of operations of TISMAC are included in the consolidated statements of operations only through the date of sale in 1995.

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

     OPERATING REAL ESTATE ASSETS - The Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. In management's opinion, as of December 31, 1997, the carrying value of real estate assets did not exceed their estimated fair value.

     Operating real estate assets are depreciated using the straight-line method over the estimated useful lives of the real estate assets. The Company uses a 40 year estimated life for buildings and improvements and either a 5 or 12 year life for personal property depending on the nature of the asset. Significant expenditures that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.

     All leases of real estate assets are classified as operating leases. Rental income is recognized when contractually due based on the terms of signed lease agreements which range in duration from month-to-month to one year.

     RESTRICTED CASH - Restricted cash as of December 31, 1997 and 1996 includes cash balances totaling $1,608,558 and $1,272,000, respectively, of CMOs in which the Company holds a Residual Interest and whose assets and liabilities are consolidated with those of the Company. This cash is not available to the Company or its creditors. Additionally, restricted cash includes $191,538 and $54,000, respectively, in property tax and insurance impound accounts required under the terms of certain notes payable on real estate.

     INCOME TAXES - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to Federal income taxes. The loss reported in the accompanying consolidated financial statements may be greater or less than the taxable loss because some income and expense items are reported in different periods for income tax purposes. Over the life of a Residual Interest or IO Bond, total taxable income will equal total financial statement income. However, the timing of income recognition may differ between the two from year to year.

      BASIC NET LOSS PER SHARE - Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding for 1997, 1996, and 1995, 8,105,880 shares each year, respectively. The common equivalent shares related to the 1995 Stock Option Plan (see Note 12) are antidilutive in 1997, 1996 and 1995, and therefore are not included in the weighted average number of shares outstanding. The antidilutive share amounts in 1997, 1996 and 1995 were 346,000, 342,000 and 336,000 respectively. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 in the accompanying financial statements. The adoption of SFAS No. 128 resulted in no change to the Company's historical manner of calculating earnings per share.

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

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income will be required to be reported in financial statements issued for periods beginning after the effective date of SFAS No. 130. Management believes the adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services geographic areas and major customers. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

     LIQUIDITY. The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1997, the Company had a deficit in working capital of approximately $700,000. The Company has been able to meet its cash flow requirements primarily from the proceeds of the sale of certain mortgage related investments (classified as available for sale under SFAS No. 115) and its ability to enter into short-term repurchase agreements. The Company anticipates satisfying its 1998 cash requirements through increased rental revenues from real estate assets, a reduction in general and administrative expenses and the sale of certain mortgage related investments. These strategies are dependant on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern throughout 1998, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

3.  TAXATION OF DISTRIBUTIONS DECLARED

       The Company paid distributions of $0.02 per share in the year ended December 31, 1996. Of this distribution, 47.19% was taxable, while the remaining 52.81% was a nontaxable return of capital. There were no distributions paid by the Company in 1997 and 1995.

       Of the distribution paid in 1996, 47.19% was considered "excess inclusion" income. Excess inclusion income is attributable to Residual Interests for which an election has been made to be treated as a REMIC for Federal income tax purposes. The portion of the Company's distributions determined to be excess inclusion income is taxable to certain otherwise tax-exempt shareholders as unrelated business income. Except for certain entities such as savings and loan associations, the portion of the distribution considered excess inclusion income may not be offset by any deductions or losses, including net operating losses.

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

       Residual Interests are classified as either equity or nonequity. Presented in the following table is a schedule of the Nonequity Residual Interests and the Prospective Method yield at December 31, 1997.

NONEQUITY RESIDUAL INTERESTS
----------------------------
(DOLLARS IN THOUSANDS)

                                                                     Book Value                  Prospective
Residual                                 Purchase                   December 31,                    Method
                                                      --------------------------------------
Series                                     Price              1997               1996               Yield
---------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------

BT 88-1                                   $1,537             $ 179              $ 210                14.0%
LFR-9                                      2,589                94                113                14.0%
CMSC I                                     8,642               104                104                14.0%
FHLMC 25                                   4,934                 4                  5                14.0%
FHLMC 21                                   5,361                 3                  4                14.0%
---------------------------------------------------------------------------------------------------------------
                                                             $ 384              $ 436
---------------------------------------------------------------------------------------------------------------

     In the year ended December 31, 1995 the Company sold certain Nonequity Residual Interests as follows (in thousands):

Residual Series                   Sales Price                Amortized Cost                Gain (Loss)
-------------------------------------------------------------------------------------------------------------
CMSC 88-2                              $  395                        $  375                   $    20
DBLS                                      300                           305                        (5)
DBLU                                       50                            57                        (7)
FNMA 88-22                                925                         1,088                      (163)
ML-38                                     500                           498                         2
OXFORD 3-F                                301                             0                       301
PB-4                                    1,335                         1,992                      (657)
PB-5                                      775                         1,161                      (386)
PB-7                                      341                           343                        (2)
RYLAND 62                                 325                           458                      (133)
-------------------------------------------------------------------------------------------------------------

Total                                  $5,247                        $6,277                   $(1,030)
                                       ======                        ======                   =======

There were no sales of non-equity residuals in 1997.

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

                             FIXED RATE RESIDUALS
--------------------------------------------------------------------------------

                                                                              CMO BOND DATA (100% OF ISSUE)
                                                        ----------------------------------------------------------------------
NAME OF ISSUER                                     TIS                INITIAL    DEC. 31, 1997
AND SERIES/                  TIS              PURCHASE              PRINCIPAL        PRINCIPAL
CMO ISSUE               PURCHASE      TIS %      PRICE      BOND      BALANCE          BALANCE          BOND         STATED
DATE                        DATE  OWNERSHIP     ($000)     CLASS       ($000)          ($000)         COUPON       MATURITY
--------------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust      May 29, 1991     99.990%    $1,537     1-A     $    9,722         $     0       7.35%        Jan 1, 2013
Series 1988-1                                                1-B          8,017               0       8.50%        Apr 1, 2014
(BT 88-1)                                                    1-C         34,769          12,990       8.75%        Apr 1, 2018
Feb 16, 1988                                                 1-D         47,492           8,146       8.63%        Apr 1, 2018
                                                                -------------------------------
                                                                     $  100,000         $21,136
--------------------------------------------------------------------------------------------------------------------------------

2) L F Rothschild      Nov 7, 1990    100.000%    $2,589       A     $   11,000         $     0     Zero Coupon    Jan 1, 2019
Trust 9                                                        B         22,000               0     Zero Coupon    Jan 1, 2019
(LFR-9)                                                        C         54,000           7,162     Zero Coupon    Jan 1, 2019
Dec 2, 1988                                                    D         32,850           1,760     Zero Coupon    Jan 1, 2019
                                                               E         30,000               0     Zero Coupon    Jan 1, 2019
                                                               R            150             150   Residual Bond    Jan 1, 2019
                                                                -------------------------------
                                                                     $  150,000         $ 9,072
--------------------------------------------------------------------------------------------------------------------------------

3) Collateralized     Dec 21, 1988     44.000%    $4,462     I-1     $  291,000         $     0            7.95%   Feb 1, 2009
Mortgage              Mar 23, 1989     44.000%     4,180     I-2        194,000               0            9.45%   May 1, 2013
                                    ---------   --------
Securities Corp.          Subtotal     88.000%    $8,642     I-3(Z)      15,000          32,112            9.45%   Feb 1, 2017
                                    =========   ========
                                                                -------------------------------
Series I (CMSC I)                                                    $  500,000         $32,112
Jan 28, 1987
--------------------------------------------------------------------------------------------------------------------------------

4) Federal Home       Jun 22, 1989     55.000%    $4,934    25-A     $  105,923         $     0            9.00%  Nov 15, 2018
Loan Mortgage                                               25-B         51,002               0            9.50%  Nov 15, 2005
Corporation                                                 25-C         53,028               0            9.50%  Mar 15, 2011
Series 25                                                   25-D         46,414               0            9.50%  Feb 15, 2014
(FHLMC 25)                                                  25-E         50,936               0            9.50%  May 15, 2016
Dec 1, 1988                                                 25-F         76,167               0            9.50%  Dec 15, 2018
                                                            25-G         43,940          35,906            9.50%  Feb 15, 2020
                                                            25-H         72,490               0            7.90%  Feb 15, 2020
                                                               R            100               7    Residual Bond  Feb 15, 2020
                                                                -------------------------------
                                                                     $  500,000         $35,913
------------------------------------------------------------------------------------------------------------------------------

5) Federal Home        Jan 5, 1989     62.500%    $5,361    21-A     $  140,645         $     0            8.90%  Jan 15, 1998
Loan Mortgage                                               21-B        216,267               0            8.90%  Feb 15, 2004
Corporation                                                 21-C        101,503               0            9.10%  Jan 15, 2006
Series 21                                                   21-D         93,376               0            9.25%  Jun 15, 2007
(FHLMC 21)                                                  21-E        122,951               0            9.35%  Feb 15, 2009
Nov 30, 1988                                                21-F        240,408               0            9.45%  Sep 15, 2011
                                                            21-Z         84,750          63,003            9.50%  Jan 15, 2020
                                                               R            100               6    Residual Bond  Jan 15, 2020
                                                                -------------------------------
                                                                     $1,000,000         $63,009
==============================================================================================================================

     EQUITY RESIDUAL INTEREST - The Company currently holds interests in one Owner Trust Residual. It also previously held the Residual Interest in TISMAC 1989-1, the CMOs issued by the Company's wholly-owned subsidiary, TISMAC. However, these Residual Interests were sold in 1996 and 1995 (see Notes 2 and
14). Although the underlying CMOs in these Residual Interests are not liabilities of the Company, under the requirements of generally accepted accounting principles, the Company consolidates assets and liabilities of the Owner Trust Residuals when over 50% equity interest in the trust is held by the Company.

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
                                                         ========

     On June 30, 1997, the Company sold its interests in TMAC CMO Trust 1986-2 and TMAC CMO Trust 1987-3 for $128,222 and $313,367 respectively, all of which was treated as a gain on sale in the period.

     Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the Equity Residual Interests in which the Company holds an interest at December 31, 1997 are set forth below:

                           EQUITY RESIDUAL INTERESTS
--------------------------------------------------------------------------------

                                                                        CMO BOND DATA (100% OF ISSUE)
                                                        ----------------------------------------------------------
NAME OF ISSUER                                      TIS            INITIAL    DEC. 31, 1997
AND SERIES/                  TIS               PURCHASE          PRINCIPAL        PRINCIPAL
CMO ISSUE               PURCHASE      TIS %       PRICE    BOND    BALANCE          BALANCE     BOND       STATED
DATE                        DATE  OWNERSHIP      ($000)   CLASS     ($000)           ($000)   COUPON     MATURITY
------------------------------------------------------------------------------------------------------------------
1) Collateralized     Aug 31, 1988     98.000%    $4,810       A   $275,000         $     0     8.00%  Jun 1, 2006
Mortgage               Aug 8, 1990      2.000%        47       B     77,200               0     8.50%  Jun 1, 2008
                                      -------     ------
Obligation                            100.000%    $4,857       C    108,300               0     8.50%  Dec 1, 2010
                                      =======     ======
(CMOT 28)                                                      Z     39,500          62,673     8.45%  Jun 1, 2017
                                                                ---------------------------
May 29, 1987                                                       $500,000         $62,673
------------------------------------------------------------------------------------------------------------------

     CMO COLLATERAL - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                CMO COLLATERAL
--------------------------------------------------------------------------------

                                                                     CMO COLLATERAL DATA (100% OF ISSUE)
                                                              ------------------------------------------------
                                                                WEIGHTED   DEC 31, 1997    CURRENT    WEIGHTED
                                                                 AVERAGE     COLLATERAL   WEIGHTED     AVERAGE
                                          RESIDUAL                 PASS-      PRINCIPAL    AVERAGE   REMAINING
RESIDUAL                                  INTEREST   TYPE OF    THROUGH        BALANCE     COUPON    MONTHS TO
SERIES                                        TYPE  COLLATERAL     RATE        ($000)        RATE     MATURITY
--------------------------------------------------------------------------------------------------------------
Equity Residual Interests
-------------------------
CMOT 28                                      Fixed        FNMA      8.50%       $61,488       9.11%        221

Nonequity Residual Interests
----------------------------
BT 88-1                                      Fixed        GNMA      9.00%        19,879       9.50%        213
LFR-9                                        Fixed        FNMA      9.50%         8,947      10.21%        233
CMSC I                                       Fixed        FNMA      9.50%        30,783      10.13%        204
FHLMC 25                                     Fixed       FHLMC      9.50%        35,205      10.34%        228
FHLMC 21                                     Fixed       FHLMC      9.50%        61,209      10.22%        230
==============================================================================================================

5.  INTEREST ONLY (IO) BONDS

     IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds and the Prospective Method yield at December 31, 1997.

INTEREST ONLY (IO) BONDS
------------------------
(Dollars in thousands)

                                                                       Book Value                 Prospective
                                             Purchase                 December 31,                  Method
                                                         ------------------------------------
Interest Only Bond                            Price              1997              1996              Yield
---------------------------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                       $8,203            $1,303            $1,753             30.00%
Pru Home Mtg Corp Series 1992-7                     4,776               426               708             14.00%
Bear Stearns Mtg Sec Series 1992-1                  2,720               146               234             14.00%
---------------------------------------------------------------------------------------------------------------

                                                                     $1,875            $2,695
===============================================================================================================

     In the year ended December 31, 1995 the Company sold certain Interest Only bonds as follows (in thousands):












Interest Only Bond                              Sales Price          Amortized Cost          Gain (Loss)
------------------------------------------------------------------------------------------------------------
FHLMC Series 1993-1483 Class SA                           $1,063                $1,877              ($   814)
FHLMC-G Series 24 Class SK                                   256                   773                  (517)
FNMA SMBS Trust 4 Class 2 IO                               1,709                   418                 1,291
FNMA SMBS Trust 7 Class 2 IO                                 475                 1,366                  (891)
Sears Mtg Sec Corp Series 1992-6                             200                   411                  (211)
------------------------------------------------------------------------------------------------------------
Total                                                     $3,703                $4,845               ($1,142)
============================================================================================================

Certain characteristics of the Company's IO Bonds held at December 31, 1997 are on the following table:

                              INTEREST ONLY BONDS
------------------------------------------------------------------------------

                                                           COLLATERAL DATA (% OF IO HELD BY TIS)
                                            ----------------------------------------------------------------
                                                            WEIGHTED    DEC. 31, 1997    CURRENT   WEIGHTED
NAME OF ISSUER                         TIS                   AVERAGE      COLLATERAL    WEIGHTED    AVERAGE
AND SERIES/               TIS       PURCHASE                  PASS        PRINCIPAL      AVERAGE   REMAINING
CMO ISSUE              PURCHASE       PRICE     TYPE OF      THROUGH       BALANCE       COUPON    MONTHS TO
DATE                     DATE        ($000)   COLLATERAL    RATE TO IO      ($000)         RATE     MATURITY
------------------------------------------------------------------------------------------------------------
1) FNMA              July 30, 1992    $8,203         FNMA     49.58 -         $ 3,727       8.94%        280
Series 1992-123                                               (5.67 x
Class S                                                        LIBOR)
July 25, 1992
------------------------------------------------------------------------------------------------------------

2) Prudential         Mar 27, 1992    $4,776          NON      0.5652%         41,203       8.78%        279
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
------------------------------------------------------------------------------------------------------------

3) Bear Stearns       May 28, 1992    $2,720          NON      0.3714%          4,563       9.79%        235
Mortgage                                           AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
============================================================================================================

6.  FAIR VALUE OF EQUITY RESIDUALS AND MORTGAGE CERTIFICATES

     For purposes of determining the fair value of the Company's investment in Equity Residuals, the Company uses the cash flows from Mortgage Certificates, net of CMO Bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the Mortgage Certificates at a current market price. These cash flows are discounted at a fair value rate of 21%. The pertinent fair value assumption used in forecasting the cash flows from CMOT 28 as of December 31, 1997 is a PSA of 286%. CMOT 28 is collateralized by FNMA 8.50% and has a net fair value of $1,544,000.

     Information with respect to the fair value of the mortgage certificates collateralizing the CMO Bonds is presented in the table below as of December 31, 1997. The Company is not able to sell the mortgage collateral, and therefore realize any gain, until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

                                Principal Amount of           Fair Value of                Cost Less
Residual Series                Mortgage Certificates      Mortgage Certificates      Unamortized Discount
------------------------------------------------------------------------------------------------------------
(In thousands)

CMOT 28                                      $61,488                    $64,197                   $60,433
============================================================================================================

7.  FAIR VALUE OF NONEQUITY RESIDUAL INTERESTS AND IO BONDS

     GENERAL - A significant portion of the Company's income is derived from the cash flows from the Company's Residual Interests and IO Bonds although, in future years, it is anticipated that most of the taxable income of the Company will be derived from its operating real estate assets. The fair value of a Residual Interest and an IO Bond is the net present value of the projected future cash flows. The amount of cash flows that may be generated from the Company's Residual Interests and IO Bonds are uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the mortgage collateral and Inverse IO Bonds and changes in LIBOR. The following information sets forth assumptions used to calculate the projected cash flows on the Company's Residual Interests and IO Bonds, and the present value of these assets at December 31, 1997 based on various assumptions and discount factors.

     ASSUMPTIONS - For purposes of the presentations below, the Nonequity Residual Interests are shown as a group and the IO Bonds have been separated into two groups: regular IO Bonds and Inverse IO Bonds. For purposes of projecting future cash flows, the one month LIBOR rate at December 31, 1997 of 5.65625% is used.

     Principal payments on mortgage loans may be in the form of scheduled amortization or prepayments (for this purpose, "prepayments" includes principal prepayments and liquidations due to default or other dispositions). The prepayment assumptions used herein are based on an assumed rate of prepayment each month of the unpaid principal balance on a pool of mortgage loans.

     The prepayment assumptions used to estimate the fair value of the Company's Nonequity Residual Interests and IO Bonds are the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 31, 1997. Bloomberg has obtained this information from sources it believes to be reliable but has not verified such information and assumes no responsibility for the accuracy of such information. The following are the prepayment assumptions used to project cash flows in order to calculate the present value of Nonequity Residual Interests and IO Bonds:

                PREPAYMENT ASSUMPTIONS
      --------------------------------------------------------------------------------
                                                                          Percent
                                                                         Prepayment
                Mortgage Collateral            Pass-Through Rate         Assumption
      --------------------------------------------------------------------------------
        GNMA Certificates                                   9.0%                241%

        FNMA/FHLMC Certificates                             8.5%                286%
        FNMA/FHLMC Certificates                             9.0%                330%
        FNMA/FHLMC Certificates                             9.5%                339%
--------------------------------------------------------------------------------------

     NEITHER THE INTEREST RATES NOR THE PREPAYMENT ASSUMPTIONS USED HEREIN PURPORTS TO BE A HISTORICAL DESCRIPTION OF INTEREST RATES OR PREPAYMENT EXPERIENCES OR A PREDICTION OF FUTURE INTEREST RATES OR PREPAYMENTS OF ANY POOL OF MORTGAGE LOANS. THE FAIR VALUE OF THESE ASSETS CAN VARY DRAMATICALLY DEPENDING ON FUTURE INTEREST RATES, PREPAYMENT SPEEDS AND THE DISCOUNT FACTOR USED.

     PRESENT VALUE OF PROJECTED CASH FLOWS - The tables which follow set forth the present value at December 31, 1997 of the projected cash flows discounted at the indicated discount rates subject to the assumptions described above. For example, if cash flows are projected using the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average, as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 31, 1997, and Nonequity Residual Interests in CMOs with fixed rate Bond Classes are discounted at 14%, the present value of the projected cash flows of the Company's Nonequity Residual Interests would equal approximately $384,000. This is the Company's estimate of the fair value of these assets. Similarly, if cash flows on the Company's regular IO Bonds are discounted at 14% and the cash flows on its Inverse IO Bonds are discounted at 30%, the present value of the projected cash flows on the IO Bonds and inverse IO Bonds would equal $1,875,000. The book value is the Company's estimate of the fair value of these IO Bonds. There will be differences between the projected cash flows used to calculate the present value of these assets and the actual cash flows received by the Company, and such differences may be material.

PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
--------------------------------------------------------------------------------------------------------------------
(In thousands)
                                             Residual Interests in CMOs with Fixed Rate Bond Classes
                           -----------------------------------------------------------------------------------------
Discount Rate                             10%               12%               14%               16%               18%
Present Value                           $559              $458              $384              $330              $290
--------------------------------------------------------------------------------------------------------------------

PRESENT VALUE OF IO BONDS
--------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                           Regular Interest Only Bonds
                           -----------------------------------------------------------------------------------------
Discount Rate                             10%               12%               14%               16%               18%
Present Value                           $611              $591              $572              $553              $537

                                                           Inverse Interest Only Bonds
                           -----------------------------------------------------------------------------------------
Discount Rate                             22%               26%               30%               34%               38%
Present Value                         $1,542            $1,413            $1,303            $1,209            $1,127
--------------------------------------------------------------------------------------------------------------------

8.  COMMERCIAL SECURITIZATIONS

     Commercial Securitizations which include debt obligations that are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate, accounts and other collateral. Presented below is a schedule of Commercial Securitizations owned by the Company:

(In thousands)                                                                    Book Value
                                                                --------------------------------------------
                                                        Purchase          December 31,          December 31,
Issuer and Series                                          Price                  1997                  1996
------------------------------------------------------------------------------------------------------------
Prudential Securities Series 1993-6                         $250                 $ 184                 $ 183
============================================================================================================

     During the year ended December 31, 1995, the CS First Boston bond was sold for $1,017,216 at a gain of $117,898.

9.  OPERATING REAL ESTATE ASSETS

     During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. The carrying value of operating real estate assets at December 31, 1997 and 1996 is presented in the following table:

                                                                   December 31,
          (in thousands)                                      1997             1996
         --------------------------------------------------------------------------
           Land                                            $ 5,024          $ 4,990
           Buildings and improvements                       24,186           24,036
           Personal property                                 1,300              993
                                                 ----------------------------------
           Total                                            30,510           30,019
           Less accumulated depreciation
           and amortization                                 (1,813)          (1,074)
                                                 ----------------------------------
           Net                                             $28,697          $28,945
                                                 ==================================

     The purchase price of the real estate assets totaled $29,267,000 offset by the assumption of then- existing notes payable on real estate of $18,675,000. Therefore, the net cash paid in 1995 for the acquisition of real estate assets was $10,592,000. At December 31, 1997, the Company's four multifamily properties had an overall occupancy of 96%.

10.  NOTES PAYABLE ON REAL ESTATE

     As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then-outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The term of each of the underlying mortgage loans is ten years with a fixed annual interest rate of 8.36% for River Oaks and 8.31% for the others The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the fifth year. The following table summarizes the debt outstanding on the properties as of December 31, 1997 and 1996. The Shady Lane loan remains in the name of the seller of the property and will continue to remain so until refinanced. The Company is servicing the debt and receives all of the economic benefits from Shady Lane. The weighted average interest rate at December 31, 1997 was 8.317%.

                                                                            Interest                           Monthly
                           Principal Balance               Basis of           Rate                            Principal
                              December 31,                 Interest         Dec. 31,           Due          and Interest
                    --------------------------------
Property                 1997             1996               Rate             1997            Date             Payment
---------------------------------------------------------------------------------------------------------------------------
Shady Lane              $ 1,327,859      $ 1,358,576       Floating Rate         8.375%          12/1/04             12,063
River Oaks                6,372,237        6,665,796               Fixed          8.36%           4/1/07             61,862
Villa San Marcos          6,910,481        5,980,626               Fixed          8.31%           4/1/07             70,597
Four Creeks - I           1,782,994        1,799,034               Fixed          8.16%          12/1/05             13,521
Four Creeks - II          3,956,808        4,569,204               Fixed          8.31%           4/1/07             31,649
---------------------------------------------------------------------------------------------------------------------------

Total                   $20,350,379      $20,373,236                                                               $189,692
===========================================================================================================================

     The scheduled principal payments to be made on notes payable on real estate outstanding at December 31, 1997 are as follows (in thousands), except for the Shady Lane property note payable, as discussed below:

                            YEAR                      AMOUNT
                           -----------------------------------
                            1998                     228,526
                            1999                     248,302
                            2000                     269,789
                            2001                     293,136
                            2002                     318,504
                            Thereafter            17,664,263
                           -----------------------------------
                            Total                $19,022,520
                           ===================================

     The variable rate loan for the Shady Lane property is payable in monthly installments of $12,063. The floating rate of interest is adjusted every six months, in July and December. Since the principal payments vary each month, the scheduled principal payments are not included in the schedule above.

11.  SHORT-TERM DEBT

     At December 31, 1997 and 1996 the Company's short-term borrowings totaled $2,009,500 and $2,067,500 respectively. Short-term borrowing consisted of repurchase agreements with Bear Stearns & Co. and Paine Webber. The repurchase agreement borrowings had a weighted average interest rate of 7.2715%. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's nonequity Residual Interests and IO Bonds whose fair values approximated $2 million and have a floating rate of interest which is tied to the one month LIBOR rate. The Company has no committed lines of credit.

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

                                                              1997                1996               1995
                                                        -----------------  ------------------  ----------------
Net Loss (in thousands):         As reported                       ($209)              ($903)          ($2,579)
                                 Pro forma                          (214)               (904)           (2,693)

Earnings per share               As reported                      ($0.03)             ($0.11)           ($0.32)
                                 Pro forma                        ($0.03)             ($0.11)           ($0.32)

     The following table summarizes the stock option activity for the years ended December 31, 1997, 1996 and 1995 respectively. The weighted average exercise price has been reduced by aggregate distributions declared since the grant dates in accordance with the Plan agreement.

                                                      Number of Share
                                                          Options
                                                        Outstanding
                                                   -------------------
                  Balance, December 31, 1995                   336,000
                  Granted to officers                            6,000
                  Granted to non-affiliated                         --
                  directors
                                                   -------------------
                  Balance, December 31, 1996                   342,000
                  Granted                                        5,000
                  Expired                                       (1,000)
                                                   -------------------
                  Balance, December 31, 1997                   346,000
                                                   ===================

     During 1997, 1,000 options expired relating to an unaffiliated director who retired in 1996. No other options were exercised, forfeited or expired during 1997, 1996 or 1995. As of December 31, 1997 and 1996, respectively, 346,000 and
342,000 of the options were exercisable. As of December 31, 1997, 54,000 shares were available under the Plan for granting further options. The weighted average fair value of options granted in 1997 and 1996, respectively, was $1.02 and $0.18. The options outstanding at December 31, 1997 have exercise prices of $1.25, $1.20 and $2.23 with a weighted average exercise price of $2.20 and a weighted average remaining contractual life of 7.3 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Management has made the following average assumptions for grants in 1997 and 1996, respectively: risk-free interest rate of 6.43% and 6.67%, expected distribution yields of 0% and 0%, expected lives of 10 and 10 years, and expected volatility of 97% and 35%.

13.  RELATED PARTY TRANSACTIONS

     Prior to July 1, 1996, the Company had entered into a Management Agreement (the "Management Agreement") with TIS Financial Services Inc., (the "Former Manager") which was renewable annually. At a special meeting of the Board of Directors on June 27, 1996, the Board resolved to let the Management Agreement expire on June 30, 1996 and to have the Company become a self-administered REIT. No management fees were paid in 1997; management fees of $77,000 were paid for the first half of 1996 and management fees of $130,000 were paid for 1995. Residual interest administration fees of $90,000 were paid in 1995. In addition, the Company reimbursed the Former Manager in the amount of $37,806, $391,198 and $510,174, respectively for 1997, 1996 and 1995 related to certain general and administrative expenses incurred by the Former Manager on the Company's behalf (see further discussion below).

PRIOR TO JULY 1, 1996
---------------------

     Prior to July 1, 1996, the Company operated under the Management Agreement with the Former Manager. In June 1995, the Board of Directors of the Company and the Former Manager entered into a new Management Agreement through June 30, 1996. In March 1995, the Board of Directors authorized a committee composed of four Unaffiliated Directors to consider proposed revisions to the Management Agreement in light of the Company's acquisition of multifamily residential properties and recent waivers by the Unaffiliated Directors of the requirement in the Management Agreement that the Former Manager reimburse the Company for Excess Expenses. As a result, the Management Agreement approved in June 1995 increased the base management fee from .375% per annum of average invested assets to .65% thereof, changed the incentive compensation, eliminated an expense reimbursement provision, and discontinued the payment of a Residual Interest Administration Fee. These changes in the management fee became effective October 1, 1995. However, the Former Manager voluntarily waived the increase in base management fee for the fourth quarter of 1995 and first two quarters of 1996. Prior to becoming self-managed on July 1, 1996, the Company reimbursed the Former Manager for certain expenses incurred by the Former Manager on the Company's behalf, including rent, telephone, utilities, office furniture, equipment and machinery, computers, and computer services, as well as expenses relating to accounting, bookkeeping and related administrative functions (including the employment expenses of any persons performing these functions), and fees and expenses of agents and employees employed directly by the Former Manager at the Company's expense.

JULY 1, 1996 AND THEREAFTER
---------------------------

     In connection with becoming self-managed on July 1, 1996, the Company entered into a Facilities and Expense Sharing Agreement ("Expense Sharing Agreement") with the Former Manager providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, Chairman and President of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space.

14.  WHOLLY-OWNED SUBSIDIARIES

     On October 21, 1988 TISMAC, the wholly-owned Subsidiary of the Company, was incorporated for the purpose of issuing CMOs directly.

     During the year ended December 31, 1995 the Company sold the residual interest certificate and optional redemption rights related to the trust representing its economic interest in TISMAC for $785,000 and recognized a loss on disposition of $331,000. As a result of these transactions, the Company no longer has risk or reward of ownership and, therefore, the remaining mortgage certificates and related bonds were removed from the Company's balance sheet. The accounting for this transaction had the effect of deconsolidating TISMAC from the Company's consolidated balance sheets at December 31, 1995 and thereafter and the results of operations of TISMAC are included in the consolidated statements of operations only through the date of sale in 1995.

     TISPAC is a wholly-owned subsidiary of the Company incorporated on September 8, 1995, for the purpose of owning and financing real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, in March 1997, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a wholly owned subsidiary of TISMIC and as such is a Qualified REIT Subsidiary. Accordingly, the accounts of TISPAC are consolidated with those of the Company.

15.  INTEREST INCOME

     Interest income from Mortgage Related Assets consisted of:

                                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------------
(IN THOUSANDS)                                                    1997              1996               1995
-------------------------------------------------------------------------------------------------------------
Mortgage Certificates, net                                       $6,059             $7,748            $13,735
Short-term Investments                                                2                 16                115
Residual Interests                                                   39                 52              1,483
Interest Only (IO) Bonds                                            360                455              1,128
Commercial Securitizations                                            0                  0                 89
-------------------------------------------------------------------------------------------------------------

        Total                                                    $6,460             $8,271            $16,550
=============================================================================================================

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS,                            FIRST           SECOND          THIRD           FOURTH
EXCEPT PER SHARE DATA)                   QUARTER         QUARTER         QUARTER         QUARTER           TOTAL
--------------------------------------------------------------------------------------------------------------------
1997
Interest Income (Loss)
    from Mortgage Related Assets            $ 1,788          $2,225         $ 1,676         $ 2,698          $ 8,387
Loss from
    Real Estate Operations                      (97)            (65)            (43)            (56)            (261)
Net Income (Loss)                              (417)           (103)           (307)            618             (209)
Basic Net Income (Loss) per Share            ($0.04)         $ 0.01          ($0.04)        $  0.08           ($0.03)

1996
Interest Income
    from Mortgage Related Assets            $ 2,748          $2,691         $ 2,010         $ 1,944          $ 9,393
Income (Loss) from
    Real Estate Operations                      (22)              3             (83)            (69)            (171)
Net Income (Loss)                              (361)             64            (345)           (261)            (903)
Basic Net Income (Loss) per Share            ($0.04)         $ 0.01          ($0.04)         ($0.04)          ($0.11)

17.  DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

     The Company has a Dividend Reinvestment and Share Purchase Plan. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased. During 1992, 5,780 shares were issued under the Plan resulting in an increase to capital of $39,000. No new shares were issued under the Plan thereafter, as all required shares have been purchased in the open market.

18.  RISK OF UNINSURED LOSSES

     The Company's real estate properties are located in an area that is subject to earthquake activity. The Company's comprehensive liability, fire, flood, extended coverage and rental loss insurance does not cover damange resulting from an earthquake and certain other losses. Accordingly, should the Company sustain damage resulting from an earthquake or other uninsured loss, the Company could lose its investment in, and anticipated profits and cash flows from the properties. The accompany financial statements do not reflect any adjustments for these uncertainties.

19.  SUBSEQUENT EVENT

     On January 30, 1998, the Company sold 49% of its ownership in the CMOT
28 REMIC Residual Interest for $764,400 in cash. Of the proceeds, $140,500 were used to retire debt and the balance was placed in the general funds of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIS MORTGAGE INVESTMENT COMPANY

Date: April 14, 1998                     By:   /s/ Lorraine O. Legg
                                            -----------------------
                                           Lorraine O. Legg, Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                Title                                                          Date
---------------                          ---------------                                                ----
   /s/ Lorraine O. Legg                  Director, President and                              April 14, 1998
---------------------------------------
Lorraine O. Legg                         Principal Executive Officer


   /s/ John E. Castello                  Executive Vice President (Principal                  April 14, 1998
---------------------------------------
John E. Castello                         Financial Officer)


   /s/ Douglas B. Fletcher               Director, Chairman of the Board                      April 14, 1998
---------------------------------------
Douglas B. Fletcher


   /s/ John D. Boyce                     Director                                             April 14, 1998
---------------------------------------
John D. Boyce


   /s/ Patricia M. Howe                  Director                                             April 14, 1998
---------------------------------------
Patricia M. Howe


                                         Director                                             April 14, 1998
---------------------------------------
Christopher L. Jarratt


   /s/ Robert W. Ledoux                  Director                                             April 14, 1998
---------------------------------------
Robert W. Ledoux


                                         Director                                             April 14, 1998
---------------------------------------
James G. Lewis


   /s/ Richard M. Osborne                Director                                             April 14, 1998
---------------------------------------
Richard M. Osborne


   /s/ Melvin  W. Petersen               Director                                             April 14, 1998
---------------------------------------
Melvin W. Petersen

                                  SCHEDULE III

                        TIS MORTGAGE INVESTMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

   Column A     Column B       Column C       Column D          Column E          Column F      Column G     Column H    Column I
   --------     --------       --------       --------          --------          --------      --------     --------    --------
                                               Costs          Gross Amount at
                              Initial Cost   Subsequently    Which Carried at
                               to Company    Capitalized      Close of Year
                           ----------------- ------------ -----------------------                                         Life on
                                 Buildings                      Buildings                                                  which
                                    and                            and            Accumulated     Year of       Year    Depreciation
  Description Encumbrances Land Improvements Improvements Land Improvements Total Depreciation  Construction  Acquired   is Computed
  ----------- ------------ ---- ------------ ------------ ---- ------------ ----- ------------  ------------  --------   -----------
Shady Lane
 Village
Visalia, CA     $1,328     $379    $1,725        $38      $379   $1,763     $2,142    $127           1985       1995       40 years

River Oaks
Hanford, CA      6,372      904     7,096        170       904    7,266      8,170     503           1984       1995       40 years

Villa San
 Marcos
Fresno, CA       6,910    2,549     7,459         35     2,584    7,459     10,043     466           1991       1995       40 years

Four Creeks
 Village
Visalia, CA      5,740     1,157    7,698         --      1,157   7,698      8,855     441         1986-91      1995       40 years
              --------------------------------------------------------------------------------
               $20,350    $4,989  $23,978       $243     $5,024 $24,186    $29,210  $1,537
              ================================================================================


                              1997                                1996                               1995
                              ----                                ----                               ----
                                    Accumulated                          Accumulated                        Accumulated
                        Cost        Depreciation            Cost         Depreciation           Cost        Depreciation
                        ------------------------            -------------------------           ------------------------
Balance at Beginning
 of Year                $29,026         $938                $29,026          $339                    $0            $0

Additions during
 period
   Purchases                                                                                     28,968
   Capital Improvements     184                                                                      58
   Depreciation                          599                                  599                                 339
                        ------------------------            -------------------------           ------------------------
Balance at End
 of Year                $29,210       $1,537                $29,026          $938               $29,026          $339
                        ========================            =========================           ========================