Form 10-Q
period 1998-03-31
TIS MORTGAGE INVESTMENT CO
filed 1998-05-15
CIK 833088

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1998

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

                               YES  X    NO
                                  ----     ----
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

      CLASS OF COMMON STOCK                   OUTSTANDING AT MAY 14, 1998
      ---------------------                   ---------------------------

         $.001 PAR VALUE                           8,105,880 SHARES

                        TIS MORTGAGE INVESTMENT COMPANY

                                     INDEX

                         Part I. Financial Information


Item 1.  Financial Statements (Unaudited)                                                      Page Number
Consolidated Financial Statements                                                                  3

Condensed Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997                                                     4

Condensed Consolidated Statements of Operations
          Three months ended March 31, 1998 and 1997                                               5

Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1998 and 1997                                               6

Notes to Condensed Consolidated Financial Statements                                               7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                      14

                               Part II. Other Information

Item 1.  Legal Proceedings                                                                        16

Item 6.  Exhibits and Reports on Form 8-K                                                         16

--------------------------------------------------------------------------------
                          PART 1: FINANCIAL INFORMATION

-------------------------------------------------------------------------------


ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 1997 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                                MARCH 31,            DECEMBER 31,
                                                                                     1998                    1997
------------------------------------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
      Mortgage Certificates, net                                                $  56,467               $  60,433
      Residual Interests                                                              376                     384
      Interest Only (IO) Bonds                                                      1,691                   1,875
      Commercial Securitizations                                                      184                     184
      Reserve for Loss on Investments                                                (667)                 (1,523)
                                                                      --------------------    --------------------
            Total Mortgage Related Assets                                          58,051                  61,353
                                                                      --------------------    --------------------

Operating Real Estate Assets, net                                                  28,544                  28,697
                                                                      --------------------    --------------------

Other Assets
      Cash and Cash Equivalents                                                       115                     185
      Restricted Cash                                                               2,149                   1,800
      Accrued Interest and Accounts Receivable                                        587                     484
      Deferred Bond Issuance Costs, net                                               464                     497
      Other Assets                                                                    754                     738
                                                                      --------------------    --------------------
            Total Other Assets                                                      4,069                   3,704
                                                                      --------------------    --------------------

            Total Assets                                                          $90,664                 $93,754
                                                                      ====================    ====================

-------------------------------------------------------------------------------------------------------------------

LIABILITIES

Collateralized Mortgage Obligations, net                                        $  55,570               $  59,008
Accounts Payable and Accrued Liabilities                                              511                     870
Accrued Interest Payable                                                              831                     887
Notes Payable on Real Estate                                                       20,282                  20,350
Short-term Debt                                                                     1,742                   2,010
                                                                      --------------------    --------------------
            Total Liabilities                                                      78,936                  83,125
                                                                      --------------------    --------------------

         Minority Interest                                                          1,399                      --
                                                                      --------------------    --------------------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880
      shares issued and outstanding                                                     8                       8
Additional Paid-in Capital                                                         74,696                  74,696
Unrealized Loss on Investments                                                     (2,353)                 (2,322)
Retained Deficit                                                                  (62,022)                (61,753)
                                                                      --------------------    --------------------
            Total Shareholders' Equity                                             10,329                  10,629
                                                                      --------------------    --------------------

            Total Liabilities and Shareholders' Equity                            $90,664                 $93,754
                                                                      ====================    ====================

------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31

                                                                      --------------------------------------------
                                                                                     1998                    1997
------------------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest Income
     Mortgage Certificates, net                                                    $1,348                  $1,601
     Short-term Investments                                                             1                       0
     Residual Interests                                                                35                       9
     Interest Only (IO) Bonds                                                          55                      74
Valuation Reserve Reduction                                                           110                     104
Loss on Sale of Mortgage Related Assets                                               (21)                     --
                                                                      --------------------    --------------------
     Income from Mortgage Related Assets                                            1,528                   1,788
                                                                      --------------------    --------------------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
     Interest                                                                       1,510                   1,695
     Administration Fees                                                               17                      17
     Amortization of Deferred Bond Issuance Costs                                      33                      21
Short-term Debt                                                                        38                      47
                                                                      --------------------    --------------------
     Total Interest and CMO Related Expenses                                        1,598                   1,780
                                                                      --------------------    --------------------

REAL ESTATE OPERATIONS
Rental and Other Income                                                             1,017                     986
Operating and Maintenance Expenses                                                   (367)                   (322)
Interest on Real Estate Notes Payable                                                (423)                   (438)
Depreciation and Amortization                                                        (183)                   (241)
Property Taxes                                                                        (82)                    (83)
                                                                      --------------------    --------------------
     Loss from Real Estate Operations                                                 (38)                    (98)
                                                                      --------------------    --------------------

OTHER EXPENSES
General and Administrative Expense                                                    266                     328
                                                                      --------------------    --------------------

Loss Before Minority Interest                                                        (374)                   (418)
Minority Interest                                                                     105                      --
                                                                      --------------------    --------------------

     Net Loss                                                                       ($269)                  ($418)
------------------------------------------------------------------------------------------------------------------

Basic Loss per Share                                                               ($0.03)                 ($0.05)

Weighted Average Shares Outstanding                                                 8,106                   8,106

------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,

                                                                                     -----------------------------
                                                                                            1998             1997
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                 ($  269)         ($  418)
Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation and Amortization                                                    204              134
            Depreciation of Operating Real Estate Assets                                     183              181
            Valuation Reserve Provision                                                     (856)            (104)
      Increase in Accrued Interest and Accounts Receivable                                  (103)             (11)
      Decrease (Increase) in Other Assets                                                    (25)             191
      Decrease in Accounts Payable and Accrued Liabilities                                  (359)             (55)
      Decrease in Accrued Interest Payable                                                   (56)             (38)
                                                                                     ------------     ------------
                  Net Cash Used in Operating Activities                                   (1,281)            (120)
                                                                                     ------------     ------------

------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) in Restricted Cash                                                  (349)             137
Investment in Real Estate Assets                                                             (19)            (242)
Principal Reduction in Mortgage Certificates                                               4,035            2,561
Principal Reduction (Increase) in Residual Interests                                        (118)              36
Principal Reduction in IO Bonds                                                              145              184
Principal Reduction in (Additions to) Commercial Securitizations                              --               (1)
Net Increase in Minority Interest in CMO                                                   1,531               --
                                                                                     ------------     ------------
                  Net Cash Provided by Investment Activities                               5,225            2,675
                                                                                     ------------     ------------

-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                                 (267)            (137)
Increase in Notes Payable on Real Estate                                                      --           17,400
Notes Payable on Real Estate Retired                                                          --          (17,201)
Principal Payments on Notes Payable on Real Estate                                           (68)             (25)
Principal Payments on CMO's                                                               (3,679)          (2,627)
                                                                                     ------------     ------------
                  Net Cash Used in Financing Activities                                   (4,014)          (2,590)
                                                                                     ------------     ------------

Net Decrease in Cash and Cash Equivalents                                                    (70)             (35)
Cash and Cash Equivalents at Beginning of Period                                             185               82
                                                                                     ------------     ------------

Cash and Cash Equivalents at End of Period                                               $   115          $    47
                                                                                     ============     ============

------------------------------------------------------------------------------------------------------------------


           See Notes to Condensed Consolidated Financial Statements

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.

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

         ACCOUNTING CHANGE - The Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. The Company is not in the business of trading its mortgage related investments, however, from time to time the Company may sell an investment as part of its efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore, the Company has classified all its mortgage related investments as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses for unimpaired available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

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

         For purposes of applying the impairment provisions, the Company considers its investment in its Equity Residual to be a net cash flow investment (net of CMO Bond interest payments and related CMO Bond administrative expenses). The Company measures other than temporary impairment by comparing the yield on the projected net cash flows from the Equity Residual, (i.e. Mortgage Certificates net of discounts and CMO Bond Liabilities) to a risk free rate. If the yield on the projected cash flows from the Equity Residual is less than a risk free rate, the Company records a reserve to reduce the carrying value to fair value. The fair value is calculated using the forecasted net cash flows discounted at a risk adjusted rate. The risk adjusted rate is determined by the Company using established market transactions for securities having similar characteristics and backed by collateral of similar rate and term.

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

         OPERATING REAL ESTATE ASSETS - In accordance with Statement of Financial Accounting No. 121 ("SFAS 121") - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, the Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. In management's opinion, as of March 31, 1998, the carrying value of real estate assets did not exceed their estimated fair value.

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

         NET LOSS PER SHARE - Net loss per share is based upon the weighted average number of shares of Common Stock outstanding. The common equivalent shares related to the 1995 Stock Option Plan are antidilutive and therefore are not included in the weighted average number of shares outstanding. The Company adopted SFAS No. 128 during the year ended December 31, 1997. The adoption of SFAS No. 128 resulted in no change to the Company's historical manner of calculating earnings per share.

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

     REPORTING COMPREHENSIVE INCOME - As of January 1, 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130). This statement established standards for the reporting and display of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net income adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income.

                                                                 Three Months ended:
                                                                       March 31,
                                                            1998                        1997
                                                  ----------------------       -------------------
   Net Loss                                                        $(269)                    $(418)
   Net change in unrealized gains (losses)
   available for sale investments                                    (31)                      154
                                                  ----------------------       -------------------
   Comprehensive income                                            $(300)                    $(264)
                                                  ======================       ===================

NOTE 3 - MORTGAGE CERTIFICATES

         Information is presented in the table below as of March 31, 1998 and December 31, 1997 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in Note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
---------------------
(In thousands)


                                      Principal Amount of               Fair Value of                    Cost Less
Residual Series                     Mortgage Certificates       Mortgage Certificates         Unamortized Discount
-------------------------------------------------------------------------------------------------------------------
March 31, 1998
CMOT 28                                           $57,453                     $60,056                     $ 56,467

DECEMBER 31, 1997
CMOT 28                                           $61,488                     $64,197                      $60,433


NOTE 4 - RESIDUAL INTERESTS

         Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
----------------------------
(In thousands)

                                                                                      Book Value
                                                                      --------------------------------------------
                                                            Purchase             March 31,           December 31,
Residual Series                                                Price                  1998                   1997
---------------------------------------------- ---------------------- --------------------- ----------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                                       $1,537                  $177                   $179
LFR-9                                                          2,589                    89                     94
CMSC I                                                         8,642                   104                    104
FHLMC 25                                                       4,934                     3                      4
FHLMC 21                                                       5,361                     3                      3
---------------------------------------------- ---------------------- --------------------- ----------------------

Total Residual Interests                                                              $376                   $384
============================================== ====================== ===================== ======================


         SECURITIZED RESIDUALS AND CORPORATE REMIC RESIDUAL INTERESTS - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:


                              FIXED RATE RESIDUALS

-------------------------------------------------------------------------------------------------------------
                                                                 CMO BOND DATA (100% OF ISSUE)
                                                   ----------------------------------------------------------

NAME OF ISSUER                                       TIS            INITIAL   MAR. 31, 1998
AND SERIES/               TIS                   PURCHASE          PRINCIPAL       PRINCIPAL
CMO ISSUE            PURCHASE            TIS %     PRICE    BOND    BALANCE         BALANCE         BOND      STATED
DATE                     DATE        OWNERSHIP    ($000)   CLASS     ($000)          ($000)        COUPON    MATURITY
---------------------------------------------------------------------------------------------------------------------
1) Bankers Trust      May 29, 1991     99.990%    $1,537     1-A $    9,722 $             0         7.35% Jan 1, 2013
Series 1988-1                                                1-B      8,017               0         8.50% Apr 1, 2014
(BT 88-1)                                                    1-C     34,769          12,518         8.75% Apr 1, 2018
Feb 16, 1988                                                 1-D     47,492           7,361         8.63% Apr 1, 2018
                                                                 ---------------------------
                                                                   $100,000         $19,879
---------------------------------------------------------------------------------------------------------------------

2) L F Rothschild      Nov 7, 1990    100.000%    $2,589       A  $  11,000 $             0   Zero Coupon Jan 1, 2019
Trust 9                                                        B     22,000               0   Zero Coupon Jan 1, 2019
(LFR-9)                                                        C     54,000           6,707   Zero Coupon Jan 1, 2019
Dec 2, 1988                                                    D     32,850           1,459   Zero Coupon Jan 1, 2019
                                                               E     30,000               0   Zero Coupon Jan 1, 2019
                                                               R        150             150 Residual Bond Jan 1, 2019
                                                                 ---------------------------
                                                                   $150,000          $8,316

----------------------------------------------------------------------------------------------------------------------

3) Collateralized     Dec 21, 1988     44.000%    $4,462     I-1   $291,000  $            0         7.95% Feb 1, 2009
Mortgage              Mar 23, 1989     44.000%     4,180     I-2    194,000               0         9.45% May 1, 2013
                                       ------- --  -----
Securities Corp.     Subtotal          88.000%    $8,642  I-3(Z)     15,000          29,965         9.45% Feb 1, 2017
                                       =======    ======
                                                                 ---------------------------
Series I (CMSC I)                                                  $500,000         $29,965
Jan 28, 1987
----------------------------------------------------------------------------------------------------------------------

4) Federal Home       Jun 22, 1989     55.000%    $4,934    25-A   $105,923      $        0         9.00% Nov 15, 2018
Loan Mortgage                                               25-B     51,002               0         9.50% Nov 15, 2005
Corporation                                                 25-C     53,028               0         9.50% Mar 15, 2011
Series 25                                                   25-D     46,414               0         9.50% Feb 15, 2014
(FHLMC 25)                                                  25-E     50,936               0         9.50% May 15, 2016
Dec 1, 1988                                                 25-F     76,167               0         9.50% Dec 15, 2018
                                                            25-G     43,940          33,514         9.50% Feb 15, 2020
                                                            25-H     72,490               0         7.90% Feb 15, 2020
                                                               R        100               7  Residual Bond Feb 15,2020
                                                                 ---------------------------
                                                                   $500,000         $33,521
-------------------------------------------------------------------------------------------------------------------

5) Federal Home       Jan 5, 1989      62.500%    $5,361    21-A $  140,645 $             0         8.90% Jan 15, 1998
Loan Mortgage                                               21-B    216,267               0         8.90% Feb 15, 2004
Corporation                                                 21-C    101,503               0         9.10% Jan 15, 2006
Series 21                                                   21-D     93,376               0         9.25% Jun 15, 2007
(FHLMC 21)                                                  21-E    122,951               0         9.35% Feb 15, 2009
Nov 30, 1988                                                21-F    240,408               0         9.45% Sep 15, 2011
                                                            21-Z     84,750          58,407         9.50% Jan 15, 2020
                                                               R        100               6 Residual Bond Jan 15, 2020
                                                                 ---------------------------
                                                                 $1,000,000         $58,413
======================================================================================================================


         EQUITY RESIDUAL INTERESTS - The Company currently holds ownership in one equity residual interest, CMOT 28 REMIC Residual Interest. Although the underlying CMOs in this residual interest are not liabilities of the Company, under the requirements of generally accepted accounting principles, the Company consolidates assets and liabilities of the equity residual interests when over 50% equity interest in the trust is held by the Company.

         On January 30, 1998, the Company sold 49% of its ownership in its equity residual interest, CMOT-28 REMIC Residual Interest for $764,400 which resulted in a loss on sale of $21,000. The proceeds were used to reduce short-term debt and to provide operating funds for the Company. The Company retains a 51% equity interest in this equity residual interest.

         Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the equity residual interest in which the Company holds an interest at March 31, 1998 are set forth below:


                            EQUITY RESIDUAL INTERESTS

-------------------------------------------------------------------------------------------------------------
                                                                 CMO BOND DATA (100% OF ISSUE)

                                                   ----------------------------------------------------------
NAME OF ISSUER                                 TIS            INITIAL  MAR. 31, 1998
AND SERIES/               TIS             PURCHASE          PRINCIPAL      PRINCIPAL
CMO ISSUE            PURCHASE      TIS %     PRICE    BOND    BALANCE        BALANCE          BOND      STATED
DATE                     DATE  OWNERSHIP    ($000)   CLASS     ($000)         ($000)        COUPON    MATURITY
---------------------------------------------------------------------------------------------------------------
Collateralized   Aug 31, 1988    98.000%    $4,810       A    275,000        $     0         8.00% Jun 1, 2006
Mortgage          Aug 8, 1990     2.000%        47       B     77,200              0         8.50% Jun 1, 2008
                                            ------
Obligation       Jan. 30, 1998  -49.000%    $4,857       C    108,300              0         8.50% Dec 1, 2010
                                 ------     ======
(CMOT 28)                        51.000%                 Z     39,500         58,994         8.45% Jun 1, 2017
                                ========                   --------------------------

May 29, 1987                                                 $500,000        $58,994
===============================================================================================================

         CMO COLLATERAL - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                 CMO COLLATERAL

------------------------------------------------------------------------------------------------------------
                                                                 CMO COLLATERAL DATA (100% OF ISSUE)
                                                          --------------------------------------------------
                                                             WEIGHTED  MAR.31, 1998     CURRENT    WEIGHTED
                                                              AVERAGE    COLLATERAL    WEIGHTED     AVERAGE
                                    RESIDUAL                    PASS-     PRINCIPAL     AVERAGE   REMAINING
RESIDUAL                            INTEREST     TYPE OF      THROUGH       BALANCE      COUPON   MONTHS TO
SERIES                                  TYPE  COLLATERAL         RATE        ($000)        RATE    MATURITY
------------------------------------------------------------------------------------------------------------
Equity Residual Interests
-------------------------
CMOT 28                                Fixed        FNMA        8.50%       $57,453       9.11%         218

Nonequity Residual Interests
----------------------------
BT 88-1                                Fixed        GNMA        9.00%        18,547       9.50%         209
LFR-9                                  Fixed        FNMA        9.50%         8,100      10.21%         230
CMSC I                                 Fixed        FNMA        9.50%        28,825      10.13%         201
FHLMC 25                               Fixed       FHLMC        9.50%        32,956      10.34%         228
FHLMC 21                               Fixed       FHLMC        9.50%        56,633      10.22%         230

============================================================================================================

NOTE 5 - INTEREST ONLY (IO) BONDS

         IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)

                                                                                      Book Value
                                                                      --------------------------------------------
Name and Issuer                                             Purchase             March 31,           December 31,
and Series                                                     Price                  1998                   1997
------------------------------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                                  $8,203               $ 1,198                 $1,303
Pru Home Mtg Corp Series 1992-7                                4,776                   381                    426
Bear Stearns Mtg Sec Series 1992-1                             2,720                   112                    146
------------------------------------------------------------------------------------------------------------------
                                                                                   $ 1,691                 $1,875
==================================================================================================================

         Certain characteristics of the Company's IO Bonds are on the following table:

                               INTEREST ONLY BONDS

------------------------------------------------------------------------------------------------------------
                                                        COLLATERAL DATA (% OF IO HELD BY TIS)
                                           -----------------------------------------------------------------
                                                           WEIGHTED MAR. 31, 1998      CURRENT      WEIGHTED
NAME OF ISSUER                         TIS                  AVERAGE    COLLATERAL     WEIGHTED       AVERAGE
AND SERIES/                TIS    PURCHASE                     PASS     PRINCIPAL      AVERAGE     REMAINING
CMO ISSUE             PURCHASE       PRICE     TYPE OF      THROUGH       BALANCE       COUPON     MONTHS TO
DATE                      DATE      ($000)  COLLATERAL   RATE TO IO        ($000)         RATE      MATURITY
-------------------------------------------------------------------------------------------------------------
1) FNMA          July 30, 1992      $8,203        FNMA      49.58 -        $3,471        8.94%           277
Series 1992-123                                             (5.67 x
Class S                                                      LIBOR)
July 25, 1992
-------------------------------------------------------------------------------------------------------------

2) Prudential     Mar 27, 1992      $4,776         NON      0.5652%       $37,382        8.79%           277
Home Mortgage                                   AGENCY
Corporation
Series 1992-7
March 1, 1992
-------------------------------------------------------------------------------------------------------------

3) Bear Stearns   May 28, 1992      $2,720         NON      0.3714%        $3,698        9.88%           237
Mortgage                                        AGENCY
Securities, Inc.
Series 1992-1
May 1, 1992
=============================================================================================================

NOTE 6 - OPERATING REAL ESTATE ASSETS

         During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. The carrying value of operating real estate assets at March 31, 1998 and December 31, 1997 is presented in the following table:

                                                                March 31,       December 31,
              (in thousands)                                       1998             1997
              ---------------------------------------------- ----------------- ----------------
              Land                                                    $ 5,024          $  5,024
              Buildings and improvements                               24,186            24,186
              Personal property                                         1,334             1,300
                                                             ----------------- ----------------
                  Total                                                30,544            30,510
              Less accumulated depreciation
                  and amortization                                     (2,000)           (1,813)
                                                             ================= ================
                  Net                                                 $28,544           $28,697
                                                             ================= ================

         At March 31, 1998, the Company's four multifamily properties had an overall occupancy of 96%.

NOTE 7 - NOTES PAYABLE ON REAL ESTATE

         As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995 secured by Four Creeks - I. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the 5th year. The following table summarizes the debt outstanding on the properties as of March 31, 1998 and December 31, 1997. The Shady Lane loan remains in the name of the seller of the property and will continue to remain so until refinanced. The Company is servicing the debt and receives all of the economic benefits from the property. The weighted average interest rate at March 31, 1998 was 8,317%.

                                                                          Interest                        Monthly
                             Principal Balance             Basis of         Rate                         Principal
                             -----------------
                        March 31,       December 31,       Interest      March 31,          Due        and Interest
Property                   1998             1997             Rate           1998           Date           Payment
---------------------------------------------------------------------------------------------------------------------
Shady Lane             $ 1,319,586      $  1,327,859          Floating        8.375%     Dec. 1, 2004       $ 12,063

River Oaks               6,351,732         6,372,237             Fixed         8.36%     Apr. 1, 2007         61,862

Villa San Marcos         6,888,069         6,910,481             Fixed         8.31%     Apr. 1, 2007         70,597

Four Creeks - I          1,778,777         1,782,994             Fixed         8.16%     Dec. 1, 2005         13,521

Four Creeks - II         3,943,975         3,956,808             Fixed         8.31%     Apr. 1, 2007         31,649
---------------------------------------------------------------------------------------------------------------------

Total                  $20,282,139       $20,350,379                                                        $189,692
=====================================================================================================================

NOTE 8 - SHORT-TERM DEBT

         At March 31, 1998 the Company's short-term borrowings totaled $1,742,190. Short-term borrowings consisted of repurchase agreements with Bear Stearns & Co. and Paine Webber. The repurchase agreement borrowings had a weighted average interest rate of 7.197%. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's Residual Interests and IO Bonds whose fair values approximated $2 million and have a floating rate of interest which is tied to the one month LIBOR rate. The Company has no committed lines of credit.

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

                              RESULTS OF OPERATIONS

         The Company had a net loss of $269,000, or $0.03 per share, for the quarter ended March 31, 1998. This compares to a net loss of $418,000, or $0.05 per share, for the quarter ended March 31, 1997. The Company did not pay a dividend in the first quarter of either year.

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

         Income from Residual Interests and Interest Only bonds was $90,000 in the three months ended March 31, 1998 as compared to $83,000 in the prior year period as the underlying portfolios remained relatively constant between periods except for scheduled principal reductions.

         On January 30, 1998, the Company sold 49% of its ownership in its equity residual interest, CMOT-28 REMIC Residual Interest for $764,400 which resulted in a loss on sale of $21,000. The proceeds were used to reduce short-term debt and to provide operating funds for the Company.

         Real Estate operations showed a loss of $38,000 and $98,000 in the three months ended March 31, 1998 and 1997, respectively. However, operating income from real estate operations before depreciation and amortization was $145,000 and $143,000 in the three months ended March 31, 1998 and 1997, respectively.

         For the three months ended March 31, 1998, general and administrative expense totaled $266,000 as compared to $328,000 in the comparable prior year period. The decrease is primarily attributable to a reduction in general office expense and related expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage related assets.

         The Company currently has agreements with two investment banking firms to borrow funds under repurchase agreements. At March 31, 1998 the Company had borrowings outstanding under these agreements totaling $1,742,190. This debt was collateralized by some of the Company's Residual Interests and IO Bonds whose fair values approximated $2 million.

         The Company's cash flows for the three months ended March 31, 1998 and 1997 are as follows:


          (in thousands)                                            1998                  1997
          ------------------------------------------ ----------------------- ----------------------
          Used in Operating Activities                          $ (1,281)              $   (120)
          Used in Financing Activities                            (4,014)                (2,590)
          Provided by Investment Activities                        5,225                  2,675
                                                     ----------------------- ----------------------
          Net Increase in

              Cash and Cash Equivalents                         $    (70)              $    (35)
                                                     ======================= ======================

         At March 31, 1998, the Company had unrestricted cash and cash equivalents of $115,000.

         Over the twelve months ending March 31, 1999, scheduled principal maturities on the notes payable on real estate amount to $265,000 and are expected to be funded by cash flow from the Company's multifamily residential properties. During the three months ended March 31, 1998 and 1997, the income from real estate operations before depreciation and amortization amounted to $145,000 and $143,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended March 31, 1998 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

         Over the twelve months ending March 31, 1998, the Company anticipates that cash inflows from mortgage related assets will approximate the cash outflows associated with the underlying collateralized mortgage obligations. However, management can provide no assurances of such mortgage related cash flows as such cash flows are subject to interest rate changes, prepayment risks and other uncertainties.

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1998, the Company had a deficit in working capital of approximately $400,000. The Company has been able to meet its cash flow requirements primarily from the proceeds of the sale of certain mortgage related investments (classified as available for sale under SFAS No. 115) and its ability to enter into short-term repurchase agreements. The Company anticipates satisfying its 1998 cash requirements through increased rental revenues from real estate assets and the sale of certain mortgage related investments. These strategies are dependent on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern throughout 1998; however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

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

PART II - OTHER INFORMATION
--------------------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

                  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

                  No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TIS MORTGAGE INVESTMENT COMPANY

     May  14, 1998                      BY:  /s/  Lorraine O. Legg
----------------------                     -----------------------
              Date                         Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

     May  14, 1998                      BY:  /s/  John E. Castello
----------------------                     -----------------------
              Date                         John E. Castello, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)