Form 10-Q
period 1998-06-30
TIS MORTGAGE INVESTMENT CO
filed 1998-08-19
CIK 833088

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1998

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

                             Yes   X         NO
                                -------        -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

        CLASS OF COMMON STOCK             OUTSTANDING AT MAY 14, 1998
        ---------------------             ---------------------------

           $.001 PAR VALUE                      8,105,880 SHARES

                        TIS MORTGAGE INVESTMENT COMPANY

                                     INDEX


                         Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                      Page Number

Consolidated Financial Statements                                   3

Condensed Consolidated Balance Sheets
          June 30, 1998 and December 31, 1997                       4

Condensed Consolidated Statements of Operations
          Three and Six months ended June 30, 1998 and 1997         5

Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1998 and 1997                   6

Notes to Condensed Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                              14


                          Part II.  Other Information

Item 1.  Legal Proceedings                                         16

Item 6.  Exhibits and Reports on Form 8-K                          16

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

          In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   1998                 1997
------------------------------------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
      Mortgage Certificates, net                                                $  50,714               $  60,433
      Residual Interests                                                              433                     384
      Interest Only (IO) Bonds                                                      1,252                   1,875
      Commercial Securitizations                                                      184                     184
      Reserve for Loss on Investments                                                (546)                 (1,523)
                                                                      --------------------    --------------------
            Total Mortgage Related Assets                                          52,037                  61,353
                                                                      --------------------    --------------------

Operating Real Estate Assets, net                                                  28,398                  28,697
                                                                      --------------------    --------------------

Other Assets
      Cash and Cash Equivalents                                                       198                     185
      Restricted Cash                                                               1,992                   1,800
      Accrued Interest and Accounts Receivable                                        420                     484
      Deferred Bond Issuance Costs, net                                               417                     497
      Other Assets                                                                    783                     738
                                                                      --------------------    --------------------
            Total Other Assets                                                      3,810                   3,704
                                                                      --------------------    --------------------

            Total Assets                                                        $  84,245               $  93,754
                                                                      ====================    ====================
------------------------------------------------------------------------------------------------------------------
LIABILITIES
Collateralized Mortgage Obligations, net                                        $  49,979               $  59,008
Accounts Payable and Accrued Liabilities                                              795                     870
Accrued Interest Payable                                                              750                     887
Notes Payable on Real Estate                                                       20,213                  20,350
Short-term Debt                                                                     1,598                   2,010
                                                                      --------------------    --------------------
            Total Liabilities                                                      73,335                  83,125
                                                                      --------------------    --------------------

            Minority Interest                                                       1,251                      --
                                                                      --------------------    --------------------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880
      shares issued and outstanding                                                     8                       8
Additional Paid-in Capital                                                         74,696                  74,696
Unrealized Loss on Investments                                                     (2,414)                 (2,322)
Retained Deficit                                                                  (62,631)                (61,753)
                                                                      --------------------    --------------------
            Total Shareholders' Equity                                              9,659                  10,629
                                                                      --------------------    --------------------

            Total Liabilities and Shareholders' Equity                          $  84,245               $  93,754
                                                                      ====================    ====================
------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                        Three Months Ended                 Six Months Ended
                                                             June 30                            June 30
                                                   -----------------------------      ----------------------------
                                                          1998             1997              1998            1997
------------------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest
      Mortgage Certificates, net                        $1,258           $1,552            $2,606          $3,153
      Short-term Investments                                --               --                 1              --
      Residual Interests                                    71               --               106               9
      Interest Only (IO) Bonds                              44              101                99             175
Valuation Reserve Reduction                                121              131               231             235
Loss on Retirement of Investment                          (198)              --              (198)             --
Gain (Loss) on Sales of Investments                         --              441               (21)            441
                                                   -------------    ------------      ------------    ------------
      Income from Mortgage Related Assets                1,296            2,225             2,824           4,013
                                                   -------------    ------------      ------------    ------------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
      Interest                                           1,500            1,676             3,010           3,371
      Administration Fees                                   17               17                34              34
      Deferred Bond Issuance Costs                          46               26                79              47
Short-term Debt                                             32               44                70              91
                                                   -------------    ------------      ------------    ------------
      Total Interest and CMO Related Expenses            1,595            1,763             3,193           3,543
                                                   -------------    ------------      ------------    ------------

REAL ESTATE OPERATIONS
Rental and Other Income                                  1,025            1,021             2,042           2,007
Operating and Maintenance Expenses                        (350)            (374)             (717)           (696)
Depreciation and Amortization                             (225)            (202)             (368)           (443)
Interest on Real Estate Notes Payable                     (422)            (428)             (885)           (866)
Property Taxes                                             (82)             (81)             (164)           (164)
                                                   -------------    ------------      ------------    ------------
      Loss from Real Estate Operations                     (54)             (64)              (92)           (162)
                                                   -------------    ------------      ------------    ------------

OTHER EXPENSES
General and Administrative                                 407              501               673             829
                                                   -------------    ------------      ------------    ------------

Loss Before Minority Interest                          ($  760)         ($  103)          ($1,134)        ($  521)
Minority Interest                                          151               --               256              --
                                                   -------------    ------------      ------------    ------------

   Net Loss                                            ($  609)         ($  103)          ($  878)        ($  521)
                                                   =============    ============      ============    ============
------------------------------------------------------------------------------------------------------------------
Net Loss per Share                                      ($0.08)          ($0.01)           ($0.11)         ($0.06)

Weighted Average Shares Outstanding                      8,106            8,106             8,106           8,106
------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                     -----------------------------
                                                                                            1998             1997
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                   ($878)           ($521)
Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
            Depreciation of Operating Real Estate Assets                                     368              369
            Other Depreciation and Amortization                                              545              366
            Valuation Reserve Provision                                                     (977)            (235)
            Gain (Loss) on Sales of Investments                                               21             (441)
            Loss on Retirement of Investment                                                 198               --
      Decrease (Increase) in Accrued Interest and Accounts Receivable                         64             (356)
      Decrease in Prepaid Expenses                                                            27              111
      Decrease (Increase) in Other Assets                                                     --              125
      Increase (Decrease) in Accounts Payable and Accrued Liabilities                        (75)             455
      Decrease in Accrued Interest Payable                                                  (137)             (80)
                                                                                     ------------     ------------
                  Net Cash Used in Operating Activities                                     (844)            (207)
                                                                                     ------------     ------------
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Increase in Restricted Cash                                                             (192)            (226)
Investment in Real Estate Assets                                                            (181)            (356)
Proceeds from Sales of Investments                                                           (21)             441
Principal Reduction in Mortgage Certificates                                               9,888            5,793
Principal Reduction in Residual Interests                                                   (168)              31
Principal Reduction in IO Bonds                                                              316              343
Principal Reduction in (Additions to) Commercial Securitizations                              --               (1)
Net Increase in Minority Interest in CMO                                                   1,384               --
                                                                                     ------------     ------------
                  Net Cash Provided by Investment Activities                              11,026            6,025
                                                                                     ------------     ------------
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                                 (412)            (245)
Increase in Notes Payable on Real Estate                                                      --           17,400
Notes Payable on Real Estate Retired                                                          --          (17,201)
Principal Payments on Notes Payable on Real Estate                                          (137)             (88)
Principal Payments on CMO's                                                               (9,619)          (5,582)
                                                                                     ------------     ------------
                  Net Cash Used in Financing Activities                                  (10,168)          (5,716)
                                                                                     ------------     ------------

Net Increase in Cash and Cash Equivalents                                                     14              102
Cash and Cash Equivalents at Beginning of Period                                             184               82
                                                                                     ------------     ------------

Cash and Cash Equivalents at End of Period                                                  $198             $184
                                                                                     ============     ============
------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Overall Method of Accounting - On May 31, 1990, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus (Issue 89-4) for a uniform method of accounting for Residual Interests in collateralized mortgage obligations ("CMOs"). The consensus, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company.

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

          OPERATING REAL ESTATE ASSETS - In accordance with Statement of Financial Accounting No. 121 ("SFAS 121") - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, the Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. In management's opinion, as of June 30, 1998, the carrying value of real estate assets did not exceed their estimated fair value.

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

          USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include prepayment speeds on principle payments of mortgage loans and interest rates. Actual results could differ from those estimates.

          REPORTING COMPREHENSIVE INCOME - As of January 1, 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130). This statement established standards for the reporting and disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net loss adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income.

                                                        Three Months Ended                  Six Months Ended
                                                             June 30                             June 30
                                                   -----------------------------      ------------------------------
     (in thousands)                                       1998             1997              1998            1997
--------------------------------------------------------------------------------------------------------------------
     Net Loss                                          ($  609)         ($  103)          ($  878)        ($  521)
     Net change in unrealized gains (losses)
              available for sale investments               (61)            (161)              (92)             (8)
                                                   -------------    ------------      ------------    --------------
     Comprehensive Income (loss)                       ($  670)         ($  264)          ($  970)        ($  529)
                                                   =============    ============      ============    ==============


NOTE 3 - MORTGAGE CERTIFICATES

          Information is presented in the table below as of June 30, 1998 and December 31, 1997 with respect to the fair value of the mortgage certificates collateralizing those CMO Bonds where the residual interests are accounted for under the equity method and the Company owns more than a 50% interest in the trust. See the CMO Collateral chart in Note 4 for additional information on the mortgage collateral. The Company is not able to sell the mortgage collateral, and therefore realize any gain until the CMO Bonds which are collateralized by the mortgages mature or are called in accordance with the underlying bond indenture.

MORTGAGE CERTIFICATES
---------------------
(In thousands)

                                      Principal Amount of               Fair Value of                    Cost Less
Residual Series                     Mortgage Certificates       Mortgage Certificates         Unamortized Discount
----------------------------- ---------------------------- --------------------------- ----------------------------
JUNE 30, 1998
CMOT 28                                           $51,600                     $53,857                      $50,714

DECEMBER 31, 1997
CMOT 28                                           $61,488                     $64,197                      $60,433


NOTE 4 - RESIDUAL INTERESTS

          Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.

NONEQUITY RESIDUAL INTERESTS
----------------------------
(In thousands)

                                                                                       Book Value
                                                                      --------------------------------------------
                                                            Purchase              June 30,           December 31,
Residual Series                                                Price                  1998                   1997
------------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                                       $1,537                  $171                   $179
LFR-9                                                          2,589                    88                     94
CMSC I                                                         8,642                   104                    104
FHLMC 25                                                       4,934                     3                      4
FHLMC 21                                                       5,361                     2                      3
------------------------------------------------------------------------------------------------------------------

Total Residual Interests                                                              $368                   $384
==================================================================================================================

          SECURITIZED RESIDUALS AND CORPORATE REMIC RESIDUAL INTERESTS - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:

                                               FIXED RATE RESIDUALS

------------------------------------------------------------------------------------------------------------------------------
                                                                           CMO BOND DATA (100% OF ISSUE)
                                                           -------------------------------------------------------------------

NAME OF ISSUER                                        TIS            INITIAL  JUNE 30, 1998
AND SERIES/               TIS                    PURCHASE          PRINCIPAL    PRINCIPAL
CMO ISSUE            PURCHASE             TIS %     PRICE    BOND    BALANCE     BALANCE          BOND      STATED
DATE                     DATE         OWNERSHIP    ($000)   CLASS     ($000)      ($000)        COUPON    MATURITY
------------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust      May 29, 1991    99.990%      $1,537    1-A    $  9,722     $     0         7.35%     Jan 1, 2013
Series 1988-1                                                1-B       8,017           0         8.50%     Apr 1, 2014
(BT 88-1)                                                    1-C      34,769      11,930         8.75%     Apr 1, 2018
Feb 16, 1988                                                 1-D      47,492       6,616         8.63%     Apr 1, 2018
                                                                 -------------------------
                                                                    $100,000     $ 18,546
------------------------------------------------------------------------------------------------------------------------------
2) L F Rothschild     Nov 7, 1990    100.000%      $2,589      A   $  11,000     $      0    Zero Coupon   Jan 1, 2019
Trust 9                                                        B      22,000            0    Zero Coupon   Jan 1, 2019
(LFR-9)                                                        C      54,000        6,354    Zero Coupon   Jan 1, 2019
Dec 2, 1988                                                    D      32,850        1,132    Zero Coupon   Jan 1, 2019
                                                               E      30,000            0    Zero Coupon   Jan 1, 2019
                                                               R         150          150  Residual Bond   Jan 1, 2019
                                                                 -------------------------
                                                                    $150,000     $  7,636
------------------------------------------------------------------------------------------------------------------------------
3) Collateralized     Dec 21, 1988    44.000%      $4,462    I-1    $291,000     $      0        7.95%     Feb 1, 2009
Mortgage              Mar 23, 1989    44.000%       4,180    I-2    194,000             0        9.45%     May 1, 2013
                                      -------      ------
Securities Corp.          Subtotal    88.000%      $8,642    I-3(Z)  15,000        27,959        9.45%     Feb 1, 2017
                                      =======      ======
                                                                 -------------------------
Series I (CMSC I)                                                  $500,000       $27,959
Jan 28, 1987
------------------------------------------------------------------------------------------------------------------------------
4) Federal Home       Jun 22, 1989    55.000%      $4,934   25-A   $105,923       $     0        9.00%     Nov 15, 2018
Loan Mortgage                                               25-B     51,002             0        9.50%     Nov 15, 2005
Corporation                                                 25-C     53,028             0        9.50%     Mar 15, 2011
Series 25                                                   25-D     46,414             0        9.50%     Feb 15, 2014
(FHLMC 25)                                                  25-E     50,936             0        9.50%     May 15, 2016
Dec 1, 1988                                                 25-F     76,167             0        9.50%     Dec 15, 2018
                                                            25-G     43,940        30,483        9.50%     Feb 15, 2020
                                                            25-H     72,490             0        7.90%     Feb 15, 2020
                                                               R        100             7  Residual Bond   Feb 15, 2020
                                                                 ------------------------
                                                                   $500,000      $ 30,490
------------------------------------------------------------------------------------------------------------------------------
5) Federal Home       Jan 5, 1989     62.500%      $5,361   21-A   $ 140,645     $      0        8.90%     Jan 15, 1998
Loan Mortgage                                               21-B     216,267            0        8.90%     Feb 15, 2004
Corporation                                                 21-C     101,503            0        9.10%     Jan 15, 2006
Series 21                                                   21-D      93,376            0        9.25%     Jun 15, 2007
(FHLMC 21)                                                  21-E     122,951            0        9.35%     Feb 15, 2009
Nov 30, 1988                                                21-F     240,408            0        9.45%     Sep 15, 2011
                                                            21-Z      84,750       53,575        9.50%     Jan 15, 2020
                                                               R         100            5  Residual Bond   Jan 15, 2020
                                                                ------------------------
                                                                  $1,000,000     $ 53,580
===============================================================================================================================

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

     Under the underlying bond indentures, the Company would never be required to pay more than the outstanding principal balance to retire the CMO Bonds. Therefore, in management's opinion, the carrying value of these CMO Bonds are reasonable estimates of their fair value to the Company. Certain characteristics of the CMO Bonds in the equity residual interest in which the Company holds an interest at June 30, 1998 are set forth below:

                            EQUITY RESIDUAL INTERESTS
------------------------------------------------------------------------------------------------------------------------
                                                                        CMO BOND DATA (100% OF ISSUE)
                                                         ---------------------------------------------------------------
NAME OF ISSUER                                      TIS            INITIAL     JUNE 30, 1998
AND SERIES/                    TIS             PURCHASE          PRINCIPAL         PRINCIPAL
CMO ISSUE             PURCHASE AND      TIS %     PRICE    BOND    BALANCE           BALANCE          BOND      STATED
DATE                     SALE DATE  OWNERSHIP    ($000)   CLASS     ($000)            ($000)        COUPON    MATURITY
------------------------------------------------------------------------------------------------------------------------
Collateralized        Aug 31, 1988    98.000%    $4,810       A   $275,000      $      0          8.00%     Jun 1, 2006
Mortgage              Aug 8, 1990      2.000%        47       B     77,200             0          8.50%     Jun 1, 2008
                                                -------
Obligation            Jan. 30, 1998  -49.000%    $4,857       C    108,300             0          8.50%     Dec 1, 2010
                                     --------   =======
(CMOT 28)                             51.000%                 Z     39,500        53,054          8.45%     Jun 1, 2017
                                     ========                  --------------------------
May 29, 1987                                                      $500,000      $ 53,054
=======================================================================================================================

         CMO COLLATERAL - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                 CMO COLLATERAL
------------------------------------------------------------------------------------------------------------------
                                                                 CMO COLLATERAL DATA (100% OF ISSUE)
                                                          --------------------------------------------------------
                                                             WEIGHTED      JUNE 30, 1998     CURRENT    WEIGHTED
                                                              AVERAGE         COLLATERAL    WEIGHTED     AVERAGE
                                    RESIDUAL                    PASS-          PRINCIPAL     AVERAGE   REMAINING
RESIDUAL                            INTEREST     TYPE OF      THROUGH            BALANCE      COUPON   MONTHS TO
SERIES                                  TYPE  COLLATERAL         RATE             ($000)        RATE    MATURITY
------------------------------------------------------------------------------------------------------------------
Equity Residual Interests
-------------------------
CMOT 28                                Fixed        FNMA        8.50%           $51,600       9.11%         215

Nonequity Residual Interests
----------------------------
BT 88-1                                Fixed        GNMA        9.00%            16,627       9.50%         205
LFR-9                                  Fixed        FNMA        9.50%             7,395      10.21%         226
CMSC I                                 Fixed        FNMA        9.50%            26,679      10.13%         198
FHLMC 25                               Fixed       FHLMC        9.50%            28,270      10.34%         224
FHLMC 21                               Fixed       FHLMC        9.50%            51,618      10.22%         226
==================================================================================================================

NOTE 5 - INTEREST ONLY (IO) BONDS

     IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)

                                                                                      Book Value
                                                                      --------------------------------------------
Name and Issuer                                             Purchase              June 30,           December 31,
and Series                                                     Price                  1998                   1997
------------------------------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                                  $8,203               $   997                 $1,303
Pru Home Mtg Corp Series 1992-7                                4,776                   255                    426
------------------------------------------------------------------------------------------------------------------
                                                                                    $1,252                 $1,729
==================================================================================================================

         Certain characteristics of the Company's IO Bonds are on the following table:


                               INTEREST ONLY BONDS
------------------------------------------------------------------------------------------------------------------
                                                        COLLATERAL DATA (% OF IO HELD BY TIS)
                                                 -----------------------------------------------------------------
                                                           WEIGHTED JUNE 30, 1998      CURRENT      WEIGHTED
NAME OF ISSUER                         TIS                  AVERAGE    COLLATERAL     WEIGHTED       AVERAGE
AND SERIES/                TIS    PURCHASE                     PASS     PRINCIPAL      AVERAGE     REMAINING
CMO ISSUE             PURCHASE       PRICE     TYPE OF      THROUGH       BALANCE       COUPON     MONTHS TO
DATE                      DATE      ($000)  COLLATERAL   RATE TO IO        ($000)         RATE      MATURITY
-------------------------------------------------------------------------------------------------------------
1) FNMA          July 30, 1992      $8,203        FNMA      49.58 -        $3,007        8.94%           274
Series 1992-123                                             (5.67 x
Class S                                                      LIBOR)
July 25, 1992
-------------------------------------------------------------------------------------------------------------
2) Prudential     Mar 27, 1992      $4,776         NON      0.5652%       $31,686        8.81%           274
Home Mortgage                                   AGENCY
Corporation
Series 1992-7
March 1, 1992
=============================================================================================================

NOTE 6 - OPERATING REAL ESTATE ASSETS

     During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. The carrying value of operating real estate assets at June 30, 1998 and December 31, 1997 is presented in the following table:

                                                                 June 30,       December 31,
              (in thousands)                                       1998             1997
              ---------------------------------------------- ----------------- ----------------
              Land                                                   $  5,024          $  5,024
              Buildings and improvements                               24,186            24,186
              Personal property                                         1,377             1,300
                                                             ----------------- ----------------
                  Total                                                30,587            30,510
              Less accumulated depreciation
                  and amortization                                     (2,189)           (1,813)
                                                             ----------------- ----------------
                  Net                                                 $28,398           $28,697
                                                             ================= ================

         At June 30, 1998, the Company's four multifamily properties had an overall occupancy of 98%.

NOTE 7 - NOTES PAYABLE ON REAL ESTATE

         As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995 secured by Four Creeks - I. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the 5th year. The following table summarizes the debt outstanding on the properties as of June 30, 1998 and December 31, 1997. The Shady Lane loan remains in the name of the seller of the property and will continue to remain so until refinanced. The Company is servicing the debt and receives all of the economic benefits from the property. The weighted average interest rate at June 30, 1998 was 8.317%.

                                                                          Interest                        Monthly
                             Principal Balance             Basis of         Rate                         Principal
                         June 30,       December 31,       Interest       June 30,          Due        and Interest
Property                   1998             1997             Rate           1998           Date           Payment
-------------------- ----------------- ---------------- --------------- ------------- ---------------- --------------
Shady Lane            $  1,311,389      $  1,327,859          Floating        8.375%     Dec. 1, 2004       $ 12,063
River Oaks               6,330,795         6,372,237             Fixed         8.36%     Apr. 1, 2007         61,862
Villa San Marcos         6,865,188         6,910,481             Fixed         8.31%     Apr. 1, 2007         70,597
Four Creeks - I          1,774,501         1,782,994             Fixed         8.16%     Dec. 1, 2005         13,521
Four Creeks - II         3,930,874         3,956,808             Fixed         8.31%     Apr. 1, 2007         31,649
-------------------- ----------------- ---------------- --------------- ------------- ---------------- --------------
Total                  $20,212,747       $20,350,379                                                        $189,692
==================== ================= ================ =============== ============= ================ ==============

NOTE 8 - SHORT-TERM DEBT

     At June 30, 1998 the Company's short-term borrowings totaled $1,598,000. Short-term borrowings consisted of repurchase agreements with Bear Stearns & Co. and Paine Webber. The repurchase agreement borrowings had a weighted average interest rate of 7.197%. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's Residual Interests and IO Bonds whose fair values approximated $1.7 million and have a floating rate of interest which is tied to the one month LIBOR rate. The Company has no committed lines of credit.

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

Year 2000 compliance. The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such application will be necessary. The Company has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. No assurance can be given, however, that all the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse impact on the Company's future liquidity or results of operations.

                             RESULTS OF OPERATIONS

     The Company had a net loss of $609,000, or $0.08 per share, for the quarter ended June 30, 1998. This compares to a net loss of $103,000, or $0.01 per share, for the quarter ended June 30, 1997. For the six months ended June 30, 1998, the Company had a net loss of $878,000 or $0.11 per share. This compares to a net loss of $520,000 or $0.06 per share for the six months ended June 30, 1997. The Company did not pay a dividend in the first six months of either year.

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

     During the second quarter, it was determined that the Bear Stearns Mortgage Securities Series 1992-7 Interest Only Bond Income would be retired prior to its maturity as part of an optional redemption of the entire bond series. This early retirement resulted in a Loss on Retirement of Investment of $198,000 in the second quarter.

     On January 30, 1998, the Company sold 49% of its ownership in its equity residual interest, CMOT-28 REMIC Residual Interest for $764,400 which resulted in a loss on sale of $21,000. The proceeds were used to reduce short-term debt and to provide operating funds for the Company.

     Real Estate operations showed a loss of $92,000 and $162,000 in the six months ended June 30, 1998 and 1997, respectively. However, operating income from real estate operations before depreciation and amortization was $316,000 and $281,000 in the six months ended June 31, 1998 and 1997, respectively.

     For the six months ended June 30, 1998, general and administrative expense totaled $673,000 as compared to $829,000 in the comparable prior year period. The decrease is primarily attributable to a reduction in legal costs and annual meeting expenses.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of Residual Interests, mortgage instruments, multifamily residential properties and other mortgage related assets.

     The Company currently has agreements with two investment banking firms to borrow funds under repurchase agreements. At June 30, 1998 the Company had borrowings outstanding under these agreements totaling $1,598,000. This debt was collateralized by some of the Company's Residual Interests and IO Bonds whose fair values approximated $1.8 million.

     The Company's cash flows for the six months ended June 30, 1998 and 1997 are as follows:

          (in thousands)                                            1998                  1997
          ------------------------------------------ ----------------------- ----------------------
          Used in Operating Activities                           ($  844)              ($  207)
          Provided by Investment Activities                       11,026                 6,025
          Used in Financing Activities                           (10,169)               (5,716)
                                                     ----------------------- ----------------------
          Net Increase in
              Cash and Cash Equivalents                          $    13                $  102
                                                     ======================= ======================

     At June 30, 1998, the Company had unrestricted cash and cash equivalents of $197,850.

     Over the twelve months ending June 30, 1999, scheduled principal maturities on the notes payable on real estate, except for the Shady Lane property note payable, amount to $256,300 and are expected to be funded by cash flow from the Company's multifamily residential properties. The variable rate loan for the Shady Lane property is payable in monthly installments of $12,063. The floating rate of interest is adjusted every six months, in July and December. During the six months ended June 30, 1998 and 1997, the income from real estate operations before depreciation and amortization amounted to $316,000 and $281,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended June 30, 1999 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

     Over the twelve months ending June 30, 1999, the Company anticipates that cash inflows from mortgage related assets will approximate the cash outflows associated with the underlying collateralized mortgage obligations. However, management can provide no assurances of such mortgage related cash flows as such cash flows are subject to interest rate changes, prepayment risks and other uncertainties.

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 1998, the Company had a deficit in working capital of approximately $600,000. The Company has been able to meet its cash flow requirements primarily from the proceeds of the sale of certain mortgage related investments (classified as available for sale under SFAS No. 115) and its ability to enter into short-term repurchase agreements. The Company anticipates satisfying its 1998 cash requirements through increased rental revenues from real estate assets and the sale of certain mortgage related investments. These strategies are dependent on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern throughout 1998; however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

     On August 17, 1998 the Company was delisted from the New York Stock Exchange due to size requirements for continued listing. The Company remains listed on the Pacific Exchange and management expects this to provide liquidity for the Company's stock.

     The Company has no committed lines of credit.

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

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          No reports on Form 8-k were filed during the quarter ended June 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TIS MORTGAGE INVESTMENT COMPANY


    August 19, 1998                                              BY:  /s/ LORRAINE O. LEGG
  --------------------                                               -----------------------------------
         Date                                                        Lorraine O. Legg, President and
                                                                     Chief Executive Officer
                                                                     (Principal Executive Officer)


    August 19, 1998                                              BY:  /s/ JOHN E. CASTELLO
  --------------------                                               -----------------------------------
         Date                                                        John E. Castello, Executive Vice
                                                                     President and Chief Financial Officer
                                                                     (Principal Financial Officer)