Form 10-K405/A
period 1997-12-31
TIS MORTGAGE INVESTMENT CO
filed 1998-08-27
CIK 833088

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  1-10004

                        TIS MORTGAGE INVESTMENT COMPANY
             (Exact name of registrant as specified in its charter)

             MARYLAND                        94-3067889
    (State of incorporation)     (I.R.S. Employer Identification No.)

      655 MONTGOMERY STREET, SUITE 800
        SAN FRANCISCO, CALIFORNIA                          94111
  (Address of principal executive offices)              (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (415) 393-8000

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class       Name of each exchange on which registered
       -------------------       -----------------------------------------
          Common Stock,                    Pacific Exchange
     par value $.001 per share

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

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
            -------

As of August 21, 1998, there were 8,105,880 shares of Common Stock outstanding and the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on that date of the shares on the Pacific Exchange as reported on the Composite Tape) was approximately $7,938,513.

                             LIST OF ITEMS AMENDED

                                    PART III

Item                                                                                                 Page
----                                                                                                 ----

10.       Directors and Executive Officers of the Registrant.                                          3
11.       Executive Compensation                                                                       5
12.       Security Ownership of Certain Beneficial Owners and Management                               7
13.       Certain Relationships and Related Transactions                                               9




                               TEXT OF AMENDMENT

          Each of the above-listed Items is hereby amended by deleting the Item in its entirety appearing in the Annual Report on Form 10-K of TIS Mortgage Investment Company (the "Company") filed with the Securities and Exchange Commission on April 17, 1998, and replacing each such Item with the corresponding Item that appears in this Amendment No. 1 to Annual Report on Form 10-K

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The Company's Articles of Incorporation and By-Laws provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible. There are currently nine directors. The members of Class I are John D. Boyce, Douglas B. Fletcher and Lorraine O. Legg; the members of Class II are Patricia M. Howe, Robert W. Ledoux and Melvin W. Petersen; and the members of Class III are Richard M. Osborne, Christopher L. Jarratt and James G. Lewis. The term of the Class I directors will expire at the next annual meeting, the term of the Class II directors at the second annual meeting and the term of the Class III directors at the third annual meeting, or in each case until their successors are elected and qualified. Biographical information for each director and each executive officer of the Company, furnished in part by each such person, appears on the following pages. Except as otherwise noted, the named individuals have had the occupations indicated (other than directorships) for at least 5 years. Officers of the Company are elected annually to serve for one-year terms and until their successors are elected and have qualified, although certain officers of the Company have entered into employment agreements as described below under Item 11., Executive Compensation.

Directors
---------

          John D. Boyce, 71, Retired. From 1975 to September 1993, Vice President Financial Affairs, University of San Diego, in which capacity he was responsible for investments, controllership, administration, facilities, construction and communications; from 1970 to 1979, owner and operator of North County Cable TV, Incorporated, serving San Diego County; from 1968 to 1975, Partner, Lomas Santa Fe Development Company and Lomas Santa Fe Realty (over one thousand single family homes and condominiums, shopping centers, and country club and office buildings); Founder of Rancho Santa Fe Thrift & Loan Association, San Diego, California.

          Douglas B. Fletcher, 73, Chairman of the Company (since 1997). Chairman and Chief Executive Officer, Fletcher Capital Advisors Incorporated (investment advisor); Partner, Newport Partners (privately-owned venture capital firm); Vice Chairman and Director, The Pacific Horizon Group of mutual funds managed by Bank of America; from 1962 to 1982, Chairman and Chief Executive Officer of Angeles Corporation (AMEX), with over $2 billion of securities and approximately $400 million of real estate assets under management; former Allied Member, New York Stock Exchange; Chartered Financial Analyst.

          Patricia M. Howe, 69, Chairman of the Company (from 1988 to 1997); Chairman and Chief Executive Officer, Capitalcorp, Inc.; Chairman, Capitalcorp Asset Management; Chairman, Pacific Securities, Inc.; Chairman, Chief Financial Officer and Managing Director, Corporate Capital Investment, Advisors; Chairman, TIS Asset Management (since 1991); Chairman, TIS Financial Services, Inc. (formerly Thrift Investment Services) (financial products); Director, TIS Mortgage Acceptance Corporation (subsidiary of the Company).

     Christopher L. Jarratt, 36, Director since 1997, President of Jarratt Associates, Inc., Nashville, Tennessee since 1989; Chairman, Chief Executive Officer and Director of J.B. Oxford Holdings, Inc. since June, 1998; member of the Board of Directors of Pacific Gateway Properties, Inc., Chief Executive Officer of Third Capital, LLC since September 1996; prior to 1988 he was Vice President of real estate finance at Jacques-Miller, Inc.

          Robert W. Ledoux, 57, General Partner, Venture Growth Associates, since 1998. Formerly an associate, Bryan & Edwards (private venture capital) 1984 to 1998; for the prior 11 years, Vice President, BA Investment Management Co. (wholly-owned subsidiary of Bank of America).

          Lorraine O. Legg, 58, President and Chief Executive Officer of the Company (since 1988); President and Director, Capitalcorp, Inc.; President and Director, Pacific Securitization, Inc.; President, Chief Executive Officer and Managing Director, Corporate Capital Investment Advisors; President, Chief Executive Officer and Director, TIS Asset Management (since 1991); President, Chief Executive Officer and Director, TIS Financial Services, Inc. (financial products); Director (since 1993) and President and Chief Executive Officer (since February 1996), Meridian Point Realty Trust `83; Director (since 1993) and President and Chief Executive Officer (from December 1995 to June 1998), Meridian Point Realty Trust VIII Co.; Director , Downtown Association of San Francisco; Director, Children's Garden of California; Director, Planned Giving Foundation; Director, Thermaltech Development, Inc.; Director, CFI ProServices, Inc.

          James G. Lewis, 33, Director since 1997, Chief Operating Officer and General Counsel since 1996 of Third Capital, LLC, Nashville, Tennessee; President, Chief Operating Officer and Director of J.B. Oxford Holdings, Inc., since June of 1998; (1994-1996), attorney with Shumaker, Loop & Kendrick, Tampa, Florida; attorney with Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A.
(1990 - 1994).

          Richard M. Osborne, 51, Director since 1997. President and CEO OsAir, Inc., Mentor, Ohio which he founded in 1963. Director of Brandywine Realty Trust, Director of Great Lakes Bank, Director Meridian Point Realty Trust VIII, Manager of Turkey Vulture Fund XIII, Ltd., and Black Bear Realty.

          Melvin W. Petersen, 62, Retired. Director (1992-1994), Executive Vice President (1991-1994) and Investment Manager (1986-1990) at McMorgan & Co. (registered investment advisor); Director, McM Fund, 1994-1995; from 1983 to 1986, Vice President, Seafirst Bank; from 1972-1983, Chief of Investments for California Public Employees' Retirement System and California State Teachers' Retirement System.

Executive Officers
------------------

          Lorraine O. Legg, 58, President and Chief Executive Officer of the Company (see above).

          John E. Castello, 53, Executive Vice President and Chief Financial Officer of the Company (since 1988) and its Treasurer (since June, 1993); Senior Vice President, TIS Financial Services, Inc. (formerly Thrift Investment Services) (financial products); Director, TIS Mortgage Acceptance Corporation (subsidiary of the Company); Director and Senior Vice President, TIS Asset Management (since 1991); Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust `83 (since February 1996); Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust VIII Co. (from December 1995 to June 1998); Assistant Secretary, INVG Mortgage Securities Corp. (from 1992-1996).


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and beneficial owners of more than 10% of the shares, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Company's securities. The Company believes that all Section 16(a) filing requirements applicable to such persons were complied with during 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

          On July 1, 1996, the Company became a self-administered real estate investment trust and entered into employment agreements with Ms. Legg and Mr. Castello as described below. Prior to that date, the Company was party to an agreement (the "Management Agreement") with TIS Financial Services, Inc., a Delaware corporation (the "Former Manager"), pursuant to which the Former Manager managed the Company's day-to-day operations subject to the supervision of the Board of Directors. Pursuant to the Management Agreement, the Company paid certain fees and expenses to the Former Manager, and the Company did not pay cash compensation to its executive officers.

          The following sets forth certain information regarding compensation paid by the Company to the named executives from and after July 1, 1996, the date the Company became self-administered. Prior to that date, the Company did not pay cash compensation to its executive officers, who were compensated by the Former Manager, although options were granted to the executives in 1995.

                           SUMMARY COMPENSATION TABLE


                                                                      Annual                 Long-Term Compensation
                                                                   Compensation                      Awards
Name and Principal                                                                                 Securities
 Position                            Fiscal Year                    Salary ($)               Underlying Options(#)
------------------                   -----------                   ------------              -----------------------
Lorraine O. Legg                         1997                         95,000                              --
 President and Chief                     1996                         47,500 (1)                          --
 Executive Officer                       1995                             --                         150,000 (2)

John E. Castello                         1997                         80,000                              --
 Executive Vice President                1996                         40,000 (1)                          --
 and Chief Executive                     1995                             --                          50,000 (2)
 Officer


     (1) Includes executive compensation paid by the Company to the executive in 1996 from and after July 1, 1996, the date the Company became self-administered and began to pay Ms. Legg and Mr. Castellos' salaries.

     (2) Represents options granted to the named executives directly by the Company in 1995. As of year end 1997, these were the only options outstanding to executive officers, they were all fully exercisable and the market price of the stock was below the exercise price of the options.

          Directors' Compensation.  The Company pays an annual director's fee of
          -----------------------
$12,000 to each non-employee director and a fee of $300 for each meeting of the Board of Directors attended by each such director (except meetings by conference telephone) and of each committee meeting of the Board of Directors. The Company reimburses directors for costs and expenses incurred in attending such meetings.

          Under the Company's 1995 Stock Option Plan, beginning with the Company's 1995 Annual Meeting of Stockholders, each Unaffiliated Director in office at the close of each annual meeting is granted an option to purchase 1,000 shares of Common Stock as of the tenth business day immediately following each such annual meeting of stockholders. Such options are exercisable on the date of grant, and remain exercisable for ten years from the grant date, unless the Unaffiliated Director's services to the Company are terminated at an earlier date. The exercise price is equal to 110% of the fair market value of the optioned shares on the date the option is granted, provided that the exercise price will be reduced by the amount of dividends declared after the date the optionee is eligible to purchase such shares. In no event, however, will the exercise price be less than 50% of the fair market value of the optioned share on the date the option is granted.
Among the current directors, Messrs. Boyce, Fletcher, Ledoux and Petersen and Ms. Howe each received 1,000 options on June 12, 1997.

          Employment Agreements. The Company has entered into employment
          ---------------------
agreements with Ms. Legg and Mr. Castello.   Ms. Legg's agreement provides for a
term through July 1, 1999, and Mr. Castello's agreement provides for a term through July 1, 1998, and both agreements have evergreen renewal provisions that automatically extend the term of the agreements for one year from the end of the agreement's term, unless either party provides prior written notice to terminate the agreement in the periods provided by the agreement. Each agreement provides for the following compensation: (1) annual base salary of $80,000 for Mr. Castello and $95,000 for Ms. Legg; (2) annual incentive performance bonuses determined at the discretion of the Board of Directors; (3) certain fringe benefits; (4) payment of 50% of the cost of subject officer's medical and disability insurance coverage provided by Employers Health Insurance Company and UNUM Life Insurance Company of America, respectively; and (5) two weeks paid vacation per calendar year for the first four of service, and three weeks paid
vacation per calendar year after four years of service the Company.   Each
agreement provides for the subject officer to receive his or her accrued base salary to the date of termination by reason of death or disability (as defined
in the agreements).   Each agreement provides for the subject officer to receive his or her base salary, incentive bonus, and fringe benefits that at accrued and unpaid up to the date of termination for "cause" (as defined in the agreements) or if the subject officer terminates the agreement without "good reason" (as
defined in the agreements).   If a subject officer is terminated other than for
cause, or he or she quits for good reason (italicized terms are defined in the agreements, and good reason includes a change of control), he or she will receive: (1) any unpaid portion of his or her base salary and incentive bonus accrued and unpaid through the termination date; (2) a severance payment in the amount of 299% of the higher of the subject officer's combined base salary and
                      ------
actual incentive bonus for the preceding fiscal year, or the average of the subject officer's combined base salary and incentive bonus for the three preceding years, provided that the total severance payment shall not be less than $238,100 for Ms. Legg and $239,000 for Mr. Castello; (3) immediate vesting of all stock options held by the subject officer; and (4) continuation of all fringe benefits until the earlier of the subject officer's securing full-time employment or completion of the term of the agreement remaining at the time of
termination.   Each agreement provides that during the term of the agreement, and for one year after termination of the employment relationship by the Company without cause or by the subject officer for good reason, the subject officer will not be affiliated with a "Competing REIT" (as defined in the agreements). Similarly, the Company may not enter into a separate agreement obligating another party to perform all or a substantial portion of the subject officer's duties while the subject officer is still employed under the agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the amount and nature of the beneficial ownership of shares as of August 12, 1998 by (i) each person known by the Company to own more than 5% of the outstanding shares (based upon filings made with the Securities and Exchange Commission), (ii) each Director, (iii) each executive officer, and (iv) all the Directors and executive officers as a group.

                                                               Common Shares
                                                               Beneficially                   Percent of
Name and Address                                                 Owned (1)                      Class
----------------                                               -------------                  ----------
Turkey Vulture Fund XIII, Ltd.,                                  793,700(2)                      9.79%
Richard M. Osborne
   7001 Center Street
   Mentor, Ohio  44060

John V. Winfield                                                 774,200(3)                      9.55%
   The InterGroup Corporation
   2121 Avenue of the Stars, Suite 2020
   Los Angeles, California  90067

John D. Boyce                                                      8,000(4)                         *
Douglas B. Fletcher                                               15,600(5)                         *
Patricia M. Howe                                                 154,820(6)                      1.89%
Christopher L. Jarratt                                            20,000(2)(7)                      *
Robert W. Ledoux                                                   9,050(8)                         *
Lorraine O. Legg                                                 201,700(9)                      2.44%
James G. Lewis                                                    12,000(2)(10)                     *
Melvin W. Petersen                                                 2,000(11)                        *
John E. Castello                                                  76,000(12)                        *

All directors and executive officers as a group                  499,170(13)                     5.93%
(10 persons)

----------------------
*    Less than 1%

(1) Unless otherwise indicated, the beneficial owner has sole voting and investment power over the shares attributable to them, subject to community property laws where applicable.

(2) Based on Amendment No. 4 to Schedule 13D dated March 19, 1998 which indicates that the Turkey Vulture Fund XIII, Ltd. has beneficial ownership of 793,700 shares of common stock. The Fund has granted an option to purchase 760,000 shares to Third Capital, LLC, an entity owned by Mr. Jarratt and Mr. Lewis, and has also granted a proxy for 760,000 shares to Mr. Jarratt and, in his absence to Mr. Lewis, for voting on directors.
     (See Notes 7 and 10) The Fund reports that it has sole voting power and shared voting power over 33,700 and 760,000 of such shares, respectively, and has sole dispositive power over 33,700 of such shares. As sole manager of the fund, Mr. Osborne may be deemed to beneficially own such shares.

(3) Based on Amendment No. 2 to Schedule 13D dated March 2, 1998 which indicates that John V. Winfield owns 193,000 shares, The Intergroup Corporation owns 471,100 shares and Santa Fe Financial Corporation owns 110,100 shares. Mr. Winfield reports sole voting power and shared voting power over 193,999 and 581,200 shares, respectively, Intergroup reports sole voting and dispositive power over 471,000 shares and Santa Fe reports sole voting and dispositive power over 110,100 shares. To the extent that Mr. Winfield is deemed to beneficially own the shares owned by Intergroup and Santa Fe, he would beneficially own 774,200 shares of the Common Stock of the Company .

(4) Includes 3,000 shares issuable pursuant to outstanding options exercisable within 60 days of August 12, 1998.

(5) Includes 3,000 shares issuable pursuant to outstanding options exercisable within 60 days of August 12, 1998.

(6) Includes 101,000 shares issuable pursuant to outstanding options exercisable within 60 days of August 12, 1998.

(7) Based on Schedule 13D dated March 19, 1998 which indicates that in addition to the shares shown as owned, Mr. Jarratt also is Chief Manager and a member of Third Capital, LLC. The Turkey Vulture Fund XIII, Ltd. has granted an option to purchase 760,000 shares to Third Capital, LLC, an entity owned by Mr. Jarratt and Mr. Lewis and has also granted a proxy for 760,000 shares to Mr. Jarratt and, in his absence, Mr. Lewis for voting on directors. (See Note 2). Mr. Jarratt and Mr. Lewis are the only members of Third Capital LLC and therefore may be deemed to beneficially own the 760,000 shares.

(8) Includes 3,000 shares issuable pursuant to outstanding options exercisable within 60 days of August 12, 1998.

(9) Includes 150,000 shares issuable pursuant to outstanding options exercisable within 60 days of August 12, 1998.

(10) Based on Schedule 13D dated March 19, 1998 which indicates that in addition to the shares shown as owned, Mr. Lewis also is a member of Third Capital, LLC. The Turkey Vulture Fund XIII, Ltd. has granted an option to purchase 760,000 shares to Third Capital, LLC, an entity owned by Mr. Jarratt and Mr. Lewis and has also granted a proxy for 760,000 shares to Mr. Jarratt and, in his absence, Mr. Lewis for voting on directors. (See Note 2). Mr. Jarratt and Mr. Lewis are the only members of Third Capital LLC and therefore may be deemed to beneficially own the 760,000 shares.

(11) Includes 2,000 shares issuable pursuant to outstanding options exercisable within 60 days of August 12, 1998.

(12) Includes 2,300 shares held in an individual retirement account for the benefit of Mr. Castello's wife, as to which Mr. Castello shares voting and investment power, and includes 4,000 shares held in custody for Mr. Castello's two sons for which Mr. Castello shares voting and investment power, and 50,000 shares issuable pursuant to outstanding options exercisable with 60 days of August 12, 1998.

(13) Includes 312,000 shares issuable pursuant to outstanding options exercisable within 60 days of August 12, 1998. Does not include the 793,700 shares owned by the Turkey Vulture Fund XIII, Ltd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Pursuant to the Management Agreement, which the Company allowed to expire on June 30, 1996, the Former Manager advised the Company, through June 30, 1996, on various aspects of its business and managed its operations in accordance with
criteria established by the Company's Board of Directors.   The executive
officers of the Former Management include the following persons who serve as directors and/or officers of the Company: Patricia M. Howe, Chairman of the Board of the Former Manager; Lorraine O. Legg, President and Chief Executive Officer of the Former Manager; and John E. Castello, Senior Vice President of
the Former Manager.   Ms. Howe and Ms. Legg each own 38.125% of the outstanding
stock of the parent of the Former Manager.

   The Company and the Former Manager entered into a Facilities and Expense Sharing Agreement on July 1, 1996. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with he amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days' prior written notice by either party or at such time as the parties no longer continue to share office space or other resources.

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TIS MORTGAGE INVESTMENT COMPANY

Date: August 26, 1998              By:   /s/ Lorraine O. Legg
                                      --------------------------------
                                       Lorraine O. Legg, Chief
                                       Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.


/s/ Lorraine O. Legg                               Director, President and                August 26, 1998
---------------------------------------            Chief Executive Officer
Lorraine O. Legg                                   (Principal Executive Officer)

/s/ John E. Castello                               Executive Vice President and           August 26, 1998
---------------------------------------            Chief Financial Officer
John E. Castello                                   (Principal Financial Officer)

/s/ Douglas B. Fletcher                            Director, Chairman of the Board        August 26, 1998
---------------------------------------
Douglas B. Fletcher

/s/ John D. Boyce                                  Director                               August 26, 1998
---------------------------------------
John D. Boyce

/s/ Patricia M. Howe                               Director                               August 26, 1998
---------------------------------------
Patricia M. Howe

/s/ Christopher L. Jarratt                         Director                               August 26, 1998
---------------------------------------
Christopher L. Jarratt

/s/ Robert W. Ledoux                               Director                               August 26, 1998
---------------------------------------
Robert W. Ledoux

/s/ James G. Lewis                                 Director                               August 26, 1998
---------------------------------------
James G. Lewis

/s/ Richard M. Osborne                             Director                               August 26, 1998
---------------------------------------
Richard M. Osborne

/s/ Melvin  W. Petersen                            Director                               August 26, 1998
---------------------------------------
Melvin W. Petersen