Form 10-Q
period 1998-09-30
TIS MORTGAGE INVESTMENT CO
filed 1998-11-16
CIK 833088

                                 FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

        Class of Common Stock     Outstanding at November 12, 1998
        ---------------------     --------------------------------

            $.001 PAR VALUE               8,105,880 SHARES

                        TIS MORTGAGE INVESTMENT COMPANY

                                     INDEX


                         Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                       Page Number

Consolidated Financial Statements                                    3

Condensed Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997                   4

Condensed Consolidated Statements of Operations
          Three and Nine Months ended September 30, 1998 and 1997    5

Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1998 and 1997              6

Notes to Condensed Consolidated Financial Statements                 7


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       13


                          Part II.  Other Information

Item 1.  Legal Proceedings                                          16

Item 6.  Exhibits and Reports on Form 8-K                           16

-------------------------------------------------------------------------------
                         PART 1:  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

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

          In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (Amounts in Thousands except Share Data)

                                                                      September  30,               December 31,
                                                                           1998                        1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
      Mortgage Certificates, net                                               $     --                    $ 60,433
      Residual Interests                                                            276                         384
      Interest Only (IO) Bonds                                                      952                       1,875
      Commercial Securitizations                                                    184                         184
      Reserve for Loss on Investments                                                --                      (1,523)
                                                                 ----------------------      ----------------------
            Total Mortgage Related Assets                                         1,412                      61,353
                                                                 ----------------------      ----------------------
Operating Real Estate Assets, net                                                28,301                      28,697
                                                                 ----------------------      ----------------------

Other Assets
      Cash and Cash Equivalents                                                      51                         185
      Restricted Cash                                                               274                       1,800
      Accrued Interest and Accounts Receivable                                       70                         484
      Deferred Bond Issuance Costs, net                                              --                         497
      Other Assets                                                                  720                         738
                                                                 ----------------------      ----------------------
            Total Other Assets                                                    1,115                       3,704
                                                                 ----------------------      ----------------------

            Total Assets                                                       $ 30,828                    $ 93,754
                                                                 ======================      ======================
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
Collateralized Mortgage Obligations, net                                       $     --                    $ 59,008
Accounts Payable and Accrued Liabilities                                            548                         870
Accrued Interest Payable                                                              4                         887
Notes Payable on Real Estate                                                     20,139                      20,350
Short-term Debt                                                                     717                       2,010
                                                                 ----------------------      ----------------------
            Total Liabilities                                                    21,408                      83,125
                                                                 ----------------------      ----------------------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880
      shares issued and outstanding                                                   8                           8
Additional Paid-in Capital                                                       74,696                      74,696
Unrealized Loss on Investments                                                   (2,112)                     (2,322)
Retained Deficit                                                                (63,172)                    (61,753)
                                                                 ----------------------      ----------------------
            Total Shareholders' Equity                                            9,420                      10,629
                                                                 ----------------------      ----------------------

            Total Liabilities and Shareholders' Equity                         $ 30,828                    $ 93,754
                                                                 ======================      ======================
-------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

                                                        Three Months Ended                         Nine Months Ended
                                                           September 30                               September 30
                                               ----------------------------------        -----------------------------------
                                                      1998               1997                   1998                1997
----------------------------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest
      Mortgage Certificates, net                        $   --            $ 1,484               $  2,606             $ 4,636
      Short-term Investments                                 1                  1                      2                   1
      Residual Interests                                     5                  7                    111                  16
      Interest Only (IO) Bonds                              38                 85                    137                 260
Valuation Reserve Adjustments                              (21)               100                    210                 335
Loss on Redemption of Investment                            --                 --                   (198)                 --
Gain (Loss) on Sales of Investments                       (247)                --                   (268)                442
                                               ---------------     --------------        ---------------     ---------------
      Income from Mortgage Related Assets                 (224)             1,677                  2,600               5,690
                                               ---------------     --------------        ---------------     ---------------

Collateralized Mortgage Obligations
      Interest                                              --              1,574                  3,010               4,945
      Administration Fees                                   --                 17                     34                  51
      Deferred Bond Issuance Costs                          --                 20                     79                  67
Short-term Debt                                             15                 43                     85                 134
                                               ---------------     --------------        ---------------     ---------------
      Total Interest and CMO Related Expenses               15              1,654                  3,208               5,197
                                               ---------------     --------------        ---------------     ---------------

REAL ESTATE OPERATIONS
Rental and Other Income                                  1,024              1,020                  3,066               3,027
Operating and Maintenance Expenses                        (362)              (351)                (1,079)             (1,047)
Depreciation and Amortization                             (189)              (200)                  (569)               (643)
Interest on Real Estate Notes Payable                     (440)              (424)                (1,314)             (1,290)
Property Taxes                                             (78)               (88)                  (241)               (252)
                                               ---------------     --------------        ---------------     ---------------
Loss from Real Estate Operations                           (45)               (43)                  (137)               (205)
                                               ---------------     --------------        ---------------     ---------------

OTHER EXPENSES
General and Administrative                                 257                287                    930               1,116
                                               ---------------     --------------        ---------------     ---------------

Loss Before Minority Interest                             (541)              (307)                (1,675)               (828)
Minority Interest                                           --                 --                    256                  --
                                               ---------------     --------------        ---------------     ---------------

   Net Loss                                              ($541)             ($307)               ($1,419)              ($828)
                                               ===============     ==============        ===============     ===============
----------------------------------------------------------------------------------------------------------------------------

Net Loss per Share                                      ($0.07)            ($0.04)                ($0.18)             ($0.10)

Weighted Average Shares Outstanding                      8,106              8,106                  8,106               8,106
----------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in Thousands)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                        1998                   1997
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                  $(1,419)                  $(828)
Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
            Depreciation of Operating Real Estate Assets                                      618                     555
            Other Depreciation and Amortization                                               849                     507
            Valuation Reserve Provision                                                      (956)                   (335)
            Gain (Loss) on Sales of Investments                                               268                    (442)
            Loss on Redemption of Investment                                                  198                      --
      Decrease in Accrued Interest and Accounts Receivable                                     49                     142
      Decrease in Prepaid Expenses                                                             93                      --
      Decrease in Other Assets                                                                 --                     246
      Increase (Decrease) in Accounts Payable and Accrued Liabilities                        (289)                    111
      Decrease in Accrued Interest Payable                                                   (138)                   (115)
                                                                                -----------------      ------------------
                  Net Cash Used in Operating Activities                                      (727)                   (159)
                                                                                -----------------      ------------------
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) in Restricted Cash                                                   (288)                   (160)
Investment in Real Estate Assets                                                             (295)                   (421)
Proceeds from Sales of Investments                                                          1,884                     442
Principal Reduction in Mortgage Certificates                                                9,888                   8,278
Principal Reduction in Residual Interests                                                      84                      55
Principal Reduction in IO Bonds                                                               444                     511
Principal Additions to Commercial Securitizations                                              --                      (1)
                                                                                -----------------      ------------------
                  Net Cash Provided by Investment Activities                               11,717                   8,704
                                                                                -----------------      ------------------
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                                (1,293)                   (376)
Increase in Notes Payable on Real Estate                                                       --                  17,400
Notes Payable on Real Estate                                                                   --                 (17,201)
Principal Payments on Notes Payable on Real Estate                                           (212)                   (155)
Principal Payments on CMO's                                                                (9,619)                 (8,187)
                                                                                -----------------      ------------------
                  Net Cash Used in Financing Activities                                   (11,124)                 (8,519)
                                                                                -----------------      ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                         (134)                     26
Cash and Cash Equivalents at Beginning of Period                                              185                      82
                                                                                -----------------      ------------------

Cash and Cash Equivalents at End of Period                                               $     51                $    108
                                                                                =================      ==================
-------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.

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

          OPERATING REAL ESTATE ASSETS - In accordance with Statement of Financial Accounting No. 121 ("SFAS 121") - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, the Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. In management's opinion, as of September 30, 1998, the carrying value of real estate assets did not exceed their estimated fair value.

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

          REPORTING COMPREHENSIVE INCOME - As of January 1, 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130). This statement established standards for the reporting and disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net loss reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net loss adjusted by the change in unrealized gains or losses on available-for-sale investments as a component of comprehensive income.

                                                        Three Months Ended                        Nine Months Ended
                                                           September 30                              September 30
                                               ---------------------------------        -----------------------------------
(in thousands)                                       1998               1997                  1998                1997
---------------------------------------------------------------------------------------------------------------------------
Net Loss                                                $(541)             $(307)              $(1,419)               $(828)
Net change in unrealized gains (losses)
     available for sale investments                       302                (10)                  210                  (58)
                                               --------------     --------------        --------------     ----------------
Comprehensive Income (Loss)                             $(239)             $(317)              $(1,209)               $(886)
                                               ==============     ==============        ==============     ================

        NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements.

NOTE 3 - RESIDUAL INTERESTS

         Residual Interests are classified as either equity or nonequity. Presented below is a schedule of the nonequity residual interests and unconsolidated equity residual interests.


NONEQUITY RESIDUAL INTERESTS
----------------------------
(In thousands)

                                                                                         Book Value
                                                                        -------------------------------------------
                                                          Purchase             September 30,            December 31,
Residual Series                                            Price                    1998                    1997
-------------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                                      $1,537                   $ 110                   $ 179
LFR-9                                                         2,589                      57                      94
CMSC I                                                        8,642                     104                     104
FHLMC 25                                                      4,934                       3                       4
FHLMC 21                                                      5,361                       2                       3
-------------------------------------------------------------------------------------------------------------------

Total Residual Interests                                                              $ 276                   $ 384
===================================================================================================================



          SECURITIZED RESIDUALS AND CORPORATE REMIC RESIDUAL INTERESTS - Both Residual Interests held in bond form and Corporate REMIC Residual Certificates are Nonequity Residual Interests and are accounted for under the Prospective Method as described in Note 2. Certain characteristics of the CMO Bonds in the Company's Residual Interests held in these forms are on the following tables:


                                                       FIXED RATE RESIDUALS
------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO Bond Data (100% of Issue)
                                                        ----------------------------------------------------------------------
Name of Issuer                                     TIS                 INITIAL    SEP. 30, 1998
and Series/               TIS                   Purchase              Principal     Principal
CMO Issue               Purchase      TIS %      Price       Bond      Balance       Balance          Bond          Stated
Date                      Date      Ownership    ($000)     Class      ($000)        ($000)          Coupon        Maturity
------------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust      May 29, 1991     99.990%    $1,537     1-A     $    9,722         $     0            7.35%   Jan 1, 2013
Series 1988-1                                                1-B          8,017               0            8.50%   Apr 1, 2014
(BT 88-1)                                                    1-C         34,769          10,718            8.75%   Apr 1, 2018
Feb 16, 1988                                                 1-D         47,492           5,909            8.63%   Apr 1, 2018
                                                                -------------------------------
                                                                     $  100,000         $16,627
------------------------------------------------------------------------------------------------------------------------------

2) L F Rothschild      Nov 7, 1990    100.000%    $2,589       A     $   11,000         $     0     Zero Coupon    Jan 1, 2019
Trust 9                                                        B         22,000               0     Zero Coupon    Jan 1, 2019
(LFR-9)                                                        C         54,000           6,012     Zero Coupon    Jan 1, 2019
Dec 2, 1988                                                    D         32,850             780     Zero Coupon    Jan 1, 2019
                                                               E         30,000               0     Zero Coupon    Jan 1, 2019
                                                               R            150             150   Residual Bond    Jan 1, 2019
                                                                -------------------------------
                                                                     $  150,000         $ 6,942
------------------------------------------------------------------------------------------------------------------------------

3) Collateralized     Dec 21, 1988     44.000%    $4,462     I-1     $  291,000         $     0            7.95%   Feb 1, 2009
Mortgage              Mar 23, 1989     44.000%     4,180     I-2        194,000               0            9.45%   May 1, 2013
Securities Corp.                    ---------   --------
Series I (CMSC I)         Subtotal     88.000%    $8,642     I-3(Z)      15,000          25,805            9.45%   Feb 1, 2017
Jan 28, 1987                        =========   ========        -------------------------------
                                                                     $  500,000         $25,805

------------------------------------------------------------------------------------------------------------------------------

4) Federal Home       Jun 22, 1989     55.000%    $4,934    25-A     $  105,923         $     0            9.00%  Nov 15, 2018
Loan Mortgage                                               25-B         51,002               0            9.50%  Nov 15, 2005
Corporation                                                 25-C         53,028               0            9.50%  Mar 15, 2011
Series 25                                                   25-D         46,414               0            9.50%  Feb 15, 2014
(FHLMC 25)                                                  25-E         50,936               0            9.50%  May 15, 2016
Dec 1, 1988                                                 25-F         76,167               0            9.50%  Dec 15, 2018
                                                            25-G         43,940          26,623            9.50%  Feb 15, 2020
                                                            25-H         72,490               0            7.90%  Feb 15, 2020
                                                               R            100               5   Residual Bond   Feb 15, 2020
                                                                -------------------------------
                                                                     $  500,000         $26,628
------------------------------------------------------------------------------------------------------------------------------

5) Federal Home        Jan 5, 1989     62.500%    $5,361    21-A     $  140,645         $     0            8.90%  Jan 15, 1998
Loan Mortgage                                               21-B        216,267               0            8.90%  Feb 15, 2004
Corporation                                                 21-C        101,503               0            9.10%  Jan 15, 2006
Series 21                                                   21-D         93,376               0            9.25%  Jun 15, 2007
(FHLMC 21)                                                  21-E        122,951               0            9.35%  Feb 15, 2009
Nov 30, 1988                                                21-F        240,408               0            9.45%  Sep 15, 2011
                                                            21-Z         84,750          47,883            9.50%  Jan 15, 2020
                                                               R            100               5   Residual Bond   Jan 15, 2020
                                                                -------------------------------
                                                                     $1,000,000         $47,888
==============================================================================================================================

          EQUITY RESIDUAL INTERESTS - As of December 31, 1997, the Company owned one equity residual interest, CMOT 28 REMIC Residual Interest. Although the underlying CMOs in this residual interest are not liabilities of the Company, under the requirements of generally accepted accounting principles, the Company consolidated the assets and liabilities of the equity residual interests when over 50% equity interest in the trust is held by the Company.

          On January 30, 1998, the Company sold 49% of its ownership in its equity residual interest, CMOT-28 REMIC Residual Interest for $764,400 which resulted in a loss on sale of $21,000. The proceeds were used to reduce short-term debt and to provide operating funds for the Company.

          On July 1, 1998, the Company sold the remaining 51% of its ownership in CMOT-28 for $1,120,000, which resulted in a loss on sale of $247,000. The net effect on Shareholder's Equity, however, was an increase of $298,000, as a result of recognizing unrealized losses of $567,000 previously taken on this investment. The proceeds were used to reduce short-term debt and to provide operating funds for the Company. As a result of the sale, the assets and liabilities of CMOT 28 have been eliminated from the consolidated balance sheet.

          CMO COLLATERAL - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest as of September 30, 1998.


                                                          CMO COLLATERAL
---------------------------------------------------------------------------------------------------------------
                                                                      CMO Collateral Data (100% of Issue)
                                                              -------------------------------------------------
                                                                Weighted   Sep. 30, 1998    Current   Weighted
                                                                 Average     Collateral    Weighted    Average
                                          Residual                Pass-      Principal      Average   Remaining
Residual                                  Interest   Type of     Through      Balance       Coupon    Months to
Series                                      Type    Collateral    Rate        ($000)         Rate     Maturity
---------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                      Fixed        GNMA      9.00%        $15,442       9.50%        202
LFR-9                                        Fixed        FNMA      9.50%          6,702      10.21%        224
CMSC I                                       Fixed        FNMA      9.50%         24,299      10.13%        195
FHLMC 25                                     Fixed       FHLMC      9.50%         25,919      10.32%        221
FHLMC 21                                     Fixed       FHLMC      9.50%         46,464      10.22%        223
===============================================================================================================


NOTE 4 - INTEREST ONLY (IO) BONDS

         IO Bonds include both regular IO Bonds and Inverse IO Bonds. Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)

                                                                                       Book Value
                                                                   ------------------------------------------------
Name and Issuer                                     Purchase             September 30,            December 31,
and Series                                           Price                    1998                    1997
-------------------------------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                                 $8,203                   $ 819                  $1,303
Pru Home Mtg Corp Series 1992-7                               4,776                     133                     426
                                                                   ------------------------------------------------

                                                                                      $ 952                  $1,729
===================================================================================================================

     Certain characteristics of the Company's IO Bonds are on the following table:


                                          INTEREST ONLY BONDS
------------------------------------------------------------------------------------------------------------
                                                           Collateral Data (% of IO held by TIS)
                                            ----------------------------------------------------------------
                                                            Weighted    Sep. 30, 1998    Current   Weighted
Name of Issuer                         TIS                   Average      Collateral    Weighted    Average
and Series/               TIS       Purchase                  Pass        Principal      Average   Remaining
CMO Issue              Purchase       Price     Type of      Through       Balance       Coupon    Months to
Date                      Date       ($000)   Collateral    Rate to IO      ($000)        Rate     Maturity
------------------------------------------------------------------------------------------------------------
1) FNMA              July 30, 1992    $8,203         FNMA     49.58 -         $ 2,614       8.94%        271
Series 1992-123                                               (5.67 x
Class S                                                         LIBOR)
July 25, 1992
------------------------------------------------------------------------------------------------------------

2) Prudential         Mar 27, 1992    $4,776          NON      0.5652%        $26,304       8.81%        271
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
============================================================================================================

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

         The following items were non-cash transactions with regard to the sale and subsequent de-consolidation of CMOT-28 for the nine months ended September 30:

(in thousands)                                                                  1998            1997
----------------------------------------------------------------------------------------------------------
Reduction of Mortgage Certificates                                              $ 51,600         $ --
Reduction of Unamortized Discount on Mortgage Certificates                          (855)          --
Reduction of Mortgage Certificate Reserve for Loss                                  (546)          --
Reduction of Restricted Cash on Mortgage Certificates                              1,814           --
Reduction of Accrued Interest on CMOs                                                365           --
Reduction of CMOs                                                                (53,103)          --
Reduction of Unamortized Discount on CMOs                                          3,125           --
Reduction of Accrued Interest Payable on CMOs                                       (745)          --
Reduction of Minority Interest                                                    (1,352)          --

NOTE 6 - OPERATING REAL ESTATE ASSETS

         During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. The carrying value of operating real estate assets at September 30, 1998 and December 31, 1997 is presented in the following table:


                                                     September 30,    December 31,
                       (in thousands)                    1998             1997
         --------------------------------------------------------------------------
           Land                                            $ 5,024          $ 5,024
           Buildings and improvements                       24,186           24,186
           Personal property                                 1,473            1,300
                                                 ----------------------------------
               Total                                        30,683           30,510
           Less accumulated depreciation
            and amortization                                (2,382)          (1,813)
                Net                                        $28,301          $28,697
                                                 ==================================

         At September 30, 1998, the Company's four multifamily properties had an overall occupancy of 98%.

NOTE 7 - NOTES PAYABLE ON REAL ESTATE

         As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995 secured by Four Creeks - I. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the 5th year. The following table summarizes the debt outstanding on the properties as of September 30, 1998 and December 31, 1997. The Shady Lane loan remains in the name of the seller of the property and will

                                       12
[CAPTION]
continue to remain so until refinanced. The Company is servicing the debt and receives all of the economic benefits from the property. The weighted average interest rate at September 30, 1998 was 8.317%.


                             Principal Balance                                Interest                           Monthly
                    ------------------------------------     Basis of           Rate                            Principal
                      September 30,      December 31,        Interest         Sep. 30,            Due          and Interest
Property                  1998               1997              Rate             1998              Date           Payment
----------------------------------------------------------------------------------------------------------------------------
Shady Lane                $ 1,300,469        $ 1,327,859         Floating           8.375%      Dec. 1, 2004        $ 12,063

River Oaks                  6,309,418          6,372,237            Fixed            8.36%      Apr. 1, 2007          61,862

Villa San Marcos            6,841,828          6,910,481            Fixed            8.31%      Apr. 1, 2007          70,597

Four Creeks - I             1,770,108          1,782,994            Fixed            8.16%      Dec. 1, 2005          13,521

Four Creeks - II            3,917,498          3,956,808            Fixed            8.31%      Apr. 1, 2007          31,649
----------------------------------------------------------------------------------------------------------------------------

Total                     $20,139,321        $20,350,379                                                            $189,692
============================================================================================================================

NOTE 8 - SHORT-TERM DEBT

         At September 30, 1998 the Company's short-term borrowings totaled $717,000. Short-term borrowings consisted of a repurchase agreement with Bear Stearns & Co. The repurchase agreement borrowing had a weighted average interest rate of 7.15%. The repurchase agreement had an initial term of one month, renewed on a month-to-month basis, and is collateralized by some of the Company's Residual Interests and IO Bonds whose fair values approximated $952,000 and have a floating rate of interest which is tied to the one month LIBOR rate. The Company has no committed lines of credit.

NOTE 9 - SUBSEQUENT EVENT

         On October 23, 1998, the Company reached a definitive agreement to sell the River Oaks apartment complex in Hanford, California, for a price of $8,170,000. The final price is subject to Board approval. The expected closing date is November 23, 1998, and the sale price is expected to be at or near book value.

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

     The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such software will be necessary. The Company has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems as necessary, management does not expect year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. No assurance can be given, however, that all the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse impact on the Company's future liquidity or results of operations. Furthermore, the Company is currently reviewing the impact of Year 2000 compliance issues that outside vendors may have on the Company's operations.


                             RESULTS OF OPERATIONS

     The Company had a net loss of $541,000, or $0.07 per share, for the quarter ended September 30, 1998. This compares to a net loss of $307,000, or $0.04 per share, for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, the Company had a net loss of $1,419,000 or $0.18 per share. This compares to a net loss of $828,000 or $0.10 per share for the nine months ended September 30, 1997. The Company did not pay a dividend in the first nine months of either year.

     Interest from mortgage certificates is a declining amount based on the principal amount outstanding, which has been declining due to scheduled amortizations and prepayments of the underlying mortgage loans. Interest expense on CMOs also declines from year to year in proportion to the declining principal amount outstanding. Therefore, the net interest margin (interest income from mortgage certificates less interest expense on CMOs) remained essentially in relation to the principal amounts outstanding between the two years. On July 1, 1998, the Company sold the remaining 51% of its ownership in CMOT-28 REMIC, for $1,120,000, which resulted in a loss on sale of $247,000. The net effect on Shareholder's Equity, however, was an increase of $298,000, as a result of recognizing unrealized losses of $567,000 previously taken on this investment. As a result of this sale, the assets and liabilities of CMOT-28 have been eliminated from the consolidated balance sheet.

     During the second quarter, it was determined that the Bear Stearns Mortgage Securities Series 1992-7 Interest Only Bond Income would be retired prior to its maturity as part of an optional redemption of the entire bond series. This early redemption resulted in a Loss on Redemption of Investment of $198,000 in the second quarter.

     On January 30, 1998, the Company sold 49% of its ownership in its equity residual interest, CMOT-28 REMIC Residual Interest for $764,400 which resulted in a loss on sale of $21,000. The proceeds were used to reduce short-term debt and to provide operating funds for the Company.

     The Company had a net loss of $45,000 and $43,000 in Real Estate operations for the quarters ended September 30, 1998 and 1997, respectively. Real Estate operations showed a loss of $137,000 and $205,000 in the nine months ended September 30, 1998 and 1997, respectively. However, operating income from real estate operations before depreciation and amortization was $481,000 and $438,000 in the nine months ended September 31, 1998 and 1997, respectively.

     General and administrative expenses for the quarters ended September 30, 1998 and 1997 were $257,000 and $287,000, respectively. For the nine months ended September 30, 1998, general and administrative expense totaled $930,000 as compared to $1,116,000 in the comparable prior year period. The decrease is primarily attributable to a reduction in legal costs and annual meeting expenses.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has agreements with one investment banking firm to borrow funds under repurchase agreements. At September 30, 1998 the Company had borrowings outstanding under this agreement totaling $717,000. This debt was collateralized by some of the Company's residual interests and IO Bonds whose fair values approximated $952,000.

     The Company's cash flows for the six months ended September 30, 1998 and 1997 are as follows:

                  (in thousands)                      1998                  1997
      ----------------------------------------------------------------------------------

        Used in Operating Activities                     $   (727)               $  (159)
        Provided by Investment Activities                  11,717                  8,704
        Used in Financing Activities                      (11,124)                (8,519)
                                           ---------------------------------------------
        Net Increase (Decrease) in
          Cash and Cash Equivalents                      $   (134)               $    26
                                           =============================================

At September 30, 1998, the Company had unrestricted cash and cash equivalents of $51,000.

     Over the twelve months ending September 30, 1999, scheduled principal maturities on the notes payable on real estate, except for the Shady Lane property note payable, amount to $263,345 and are expected to be funded by cash flow from the Company's multifamily residential properties. The variable rate loan for the Shady Lane property is payable in monthly installments of $12,063. The floating rate of interest is adjusted every six months, in July and December. During the nine months ended September 30, 1998 and 1997, the income from real estate operations before depreciation and amortization amounted to $481,000 and $438,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended September 30, 1999 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 1998, the Company had a deficit in working capital of approximately $106,000. The Company has been able to meet its cash flow requirements primarily from the proceeds of the sale of certain mortgage related investments (classified as available for sale under SFAS No. 115) and its ability to enter into short-term repurchase agreements. The Company anticipates satisfying its cash requirements during the next 12 months through increased rental revenues from real estate assets and the sale of certain mortgage related investments. These strategies are dependent on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern during the next 12 months; however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

     On August 17, 1998 the Company was delisted from the New York Stock Exchange due to size requirements for continued listing. The Company remains listed on the Pacific Exchange.

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

          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TIS MORTGAGE INVESTMENT COMPANY



       November 13, 1998                    By:  /s/ Lorraine O. Legg
  --------------------------                     --------------------
            Date                                 Lorraine O. Legg, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



       November 13, 1998                    By:  /s/ John E. Castello
  --------------------------                     --------------------
             Date                                John E. Castello, Executive
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)