Form 10-K405
period 1998-12-31
TIS MORTGAGE INVESTMENT CO
filed 1999-04-16
CIK 833088

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Securities registered pursuant to Section 12 (g) of the Act:  None
                          -------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No  ____
                                           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes   X
                  ------

As of April 13, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on that date of the shares on the Pacific Exchange) was approximately $9,787,000.

As of April 13, 1999, there were 8,893,250 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

Specifically identified portions of the Registrant's 1999 definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference to Part III of this Annual Report on Form 10-K.

                        TIS MORTGAGE INVESTMENT COMPANY
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K

PART I                                                                                               Page
Item 1:     Business                                                                                   3
Item 2:     Properties                                                                                21
Item 3:     Legal Proceedings                                                                         22
Item 4:     Submission of Matters to a Vote of Security Holders                                       22

PART II

Item 5:     Market for the Registrant's Common Equity and Related Stockholder Matters                 23
Item 6:     Selected Financial Data                                                                   24
Item 7:     Management's Discussion and Analysis of Financial Condition and Results of Operations     26
Item 7A:    Quantitative and Qualitative Disclosures About Market Risk                                36
Item 8:     Financial Statements and Supplementary Data                                               36
Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      36

PART III

Item 10:    Directors and Executive Officers of the Registrant                                        37
Item 11:    Executive Compensation                                                                    37
Item 12:    Security Ownership of Certain Beneficial Owners and Management                            37
Item 13:    Certain Relationships and Related Transactions                                            37

PART IV

Item 14:    Exhibits, Financial Statements and Reports on Form 8-K                                    38

          IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, BELIEFS, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1999 AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.


                                    PART I

ITEM 1.  BUSINESS.

                                 INTRODUCTION

GENERAL

          TIS Mortgage Investment Company, a Maryland corporation (the "Company" or the "Registrant") which, unless otherwise indicated, refers to the Company and its interests in certain real estate partnerships, and its subsidiaries, TIS Mortgage Acceptance Corporation, a Delaware corporation ("TISMAC"), incorporated on May 11, 1988, and TIS Property Acquisition Company ("TISPAC"), a Maryland corporation, incorporated on September 8, 1995. TISPAC is a wholly-owned subsidiary of the Company for the purpose of owning and financing real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, in March 1997, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a wholly owned subsidiary of TISMIC and as such is a Qualified REIT Subsidiary. Accordingly, the accounts of TISPAC are consolidated with those of the Company. On February 2, 1999 the Company acquired Novato Markets, Inc., ("Novato") and made it a wholly owned subsidiary of the Company. Novato was incorporated on July 26, 1956, and it has a wholly owned subsidiary P-SUB I, Inc., ("P-SUB I") which was incorporated on June 4, 1997.

          Until 1994, the Company sought to generate income for distribution to its shareholders primarily through acquisition of Structured Securities (as hereinafter defined). "Structured Securities" include (i) residual interests ("Residual Interests"), principal only bonds ("PO Bonds") and interest only bonds ("IO Bonds") in collateralized mortgage obligations ("CMOs"), which entitle the Company to certain cash flows from collateral pledged to secure such securities; (ii) Mortgage Certificates ("Mortgage Certificates"), which include securities collateralized by or representing equity interests in Mortgage Loans secured by first liens on single family residences, multiple family residences or commercial real estate ("Mortgage Loans"); (iii) CMOs; and (iv) Commercial Securitizations ("Commercial Securitizations"), which include debt obligations that are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate, accounts and other collateral. Beginning in 1994, the Company changed its investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. Accordingly, during 1995, the Company sold the majority of its investments in Structured Securities and acquired during 1995 a portfolio of four income-producing residential real estate properties of which one was sold in 1998. The Company expects that the majority of its ongoing assets and operating results will be related to its investments in real estate and selective development opportunities.

          On February 2, 1999, the Company acquired all the shares of Novato from Pacific Securitization, Inc., ("Pacific") in exchange for 1,613,070 shares of Common Stock (the "Shares") of the Company pursuant to an Agreement and Plan of Reorganization dated as of February 1, 1999, between the Company and Pacific. Through its wholly-owned subsidiary, P-SUB I, Inc., Novato owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and owns a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. See Note 20 to the Financial Statement.

          Subsequent to year end, the Company sold one of its Structured Securities for a sales price of $783,000 for a gain of approximately $8,000. Additionally, as discussed in Note 20 to the Company's consolidated financial statements, in February 1999, the Company repurchased 825,700 shares of common stock for approximately $2 million in cash and entered into an exchange transaction resulting in the issuance of common stock for Novato Markets.

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

PRIMARY BUSINESS ACTIVITY

          The Company intends to make a substantial portion of its future investments in multifamily real properties, family shopping centers and potential development projects. The investment strategy of the Company is to identify communities with an expanding employment base and demographics which will continue to provide economic growth. After identifying communities with strong potential economic growth, the Company attempts to seek out those areas within a chosen community which are most likely to be positively affected by the economic growth of the community. Finally, the property sought for purchase within a given area is chosen because it is considered to be among the highest quality properties in that area and can be purchased below estimated replacement cost. Management believes that this strategy will allow income from each of the properties to rise before the properties encounter significant competition from new construction. Real property acquisitions will be opportunistic and will occur from time to time if and when sufficient liquid assets are available.

          In 1995, the Company acquired four multifamily residential properties in California's Central Valley. These properties consist of 539 units together with 9.75 acres of unimproved land slated for the development of an additional 126 units. The aggregate purchase price for the properties was approximately $29.3 million, including existing debt assumed by the Company. In the fourth quarter of 1998, the Company sold its investment in one of these residential properties for a sale price of $8.3 million including the assumption of approximately $6.3 million of mortgage related debt.

          On February 2, 1999, the Company acquired all the shares of Novato Markets and through its subsidiary acquired a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza and a shopping center in Petaluma, California, named Midtown Center. The shopping centers have a combined commerical and retail space totaling approximately 80,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building. As of the date of acquisition, the shopping centers only had one vacancy. The Company intends to continue operating the shopping centers.

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

          Monthly cash flows on the Company's mortgage assets have two components: income from the investment and a partial return of investment principal. The investment income forms the basis for payment of expenses and any distributions paid to shareholders. In most cases cash flows and income tend to be higher in early periods of ownership and lower in the later periods. The principal which is repaid is used to reduce debt or to acquire new assets. During 1998, the Company sold its interest in its only CMO. As of December 31, 1998, the Company's investment portfolio consists primarily of residual interests and IO Bonds.

LIMITATION ON USE OF NET OPERATING LOSS CARRYFORWARDS.

          As of December 31, 1998, the Company had a consolidated net operating loss carryforward of approximately $57.1 million for Federal income tax purposes. This number is based upon actual Federal consolidated income tax filings for the periods through December 31, 1997 and an estimate of the 1998 taxable loss. Some or all of the carryforward may be available to the Company to offset, for Federal income tax purposes, the future taxable income, if any, of the Company and its wholly-owned subsidiaries, subject to the limitations and risks discussed below.

          The future ability to use these NOLs may be limited under Internal Revenue Code (the "Code") Section 382 which provides that if a corporation undergoes an "ownership change," its ability to use its NOLs in the future may be limited. An ownership change occurs when the aggregate cumulative increase in the percentage ownership of a corporation's capital stock owned by "5-percent shareholders" within any three-year testing period is more than 50 percentage points. A "5-percent shareholder" is defined as any person holding 5 percent or more of the fair market value of the corporation's stock at any time during the three-year testing period. All shareholders who are not 5-percent shareholders individually are aggregated into one or more public groups, each of which is considered to be a 5-percent shareholder.

          If an ownership change occurs within the meaning of Section 382, the amount of NOLs the Company may use to offset income in any future taxable year would be limited, in general, to an amount determined by multiplying the fair market value of the Company's outstanding capital stock on the ownership change date by the long-term tax-exempt rate which is published monthly by the Internal Revenue Service.

          There could be circumstances under which an issuance by the Company of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or to convert into Common Stock) might result in an ownership change under the Code.

          The Company believes that it has not undergone an ownership change in prior years. However, the Company as of April 13, 1999, does have two 5-percent or more shareholders who acquired their stock in the last three-year period. There is no assurance that these shareholders will not make additional changes in their holdings in any potential future three-year testing period which could, when combined with other changes, cause an ownership change to have occurred.
In addition, if any additional shareholders become 5-percent shareholders in the future, this could cause an ownership change to occur and limit the Company's use of its NOLs.

          The Company also has capital loss carryforwards of approximately $5.6 million at December 31, 1998. These loss carryforwards expire in the year 2000.

RISK FACTORS

1.  Insufficient Cash and Liquidity Sources to Fund Ongoing Operations
----------------------------------------------------------------------

          The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In April 1999, the Company obtained a $1,000,000 revolving line of credit from TIS Financial Services, Inc., the former manager of the Company for working capital purposes (the "TIS Line"). In addition to the TIS Line, management is currently evaluating the Company's alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of (i) the sale of real property, (ii) the sale of Structured Securities, (iii) reducing general and administrative expenses, (iv) refinancing existing debt, and (v) entering into joint venture arrangements with third parties. Management can provide no assurances as to the timing or ultimate closure of any of these alternatives. These strategies are dependant on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that the proceeds from the TIS Line, together with its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern throughout 1999, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.


2.  Risks Associated with Investments in Real Estate
----------------------------------------------------

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

Risk of Real Estate Development
-------------------------------

          The Company plans to seek selective opportunities for development.
The real estate development business involves significant risks in addition to those involved in the acquisition, ownership and operation of established apartment communities and shopping centers. The development risks include, among other things, lack of construction financing on favorable terms and adverse changes in rental rates and occupancy rates in the market.

3.  Market Risks Relating to Mortgage Assets
--------------------------------------------

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

Inability to Predict Effects of Market Risks
--------------------------------------------

          Because none of the above factors, including changes in prepayment rates, interest rates, reinvestment income and expenses are susceptible to accurate projection, the net cash flows generated by the Company's mortgage assets, and thus distributions to the Company's shareholders, cannot be predicted. The Company's borrowings may bear fixed or variable interest rates, may require additional collateral if the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. To the extent that the Company's borrowings bear variable interest rates, changes in short term interest rates will significantly influence the cost of such borrowings and can result in losses in certain circumstances. The Company also may increase the amount of its available funds through the issuance of debt securities.

4.  General Risks
-----------------

Competition
-----------

          There are numerous real estate companies, insurance companies, financial institutions, pension funds and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining tenants.

Market Price of Common Stock
----------------------------

          The market price of the Company's Common Stock has been very volatile due to a wide variety of factors including the Company's operating results, distributions (if any), actual or perceived changes in short-term and mortgage interest rates and their relationship to each other, actual or perceived changes in mortgage prepayment rates, and any variation between the net yield on the Company's assets and prevailing market interest rates. Additionally, the performance of the Company's income-producing properties has an effect on the market price of the Company's Common Stock. Any actual or perceived unfavorable changes in the real estate market and other factors may adversely affect the market price of the Company's Common Stock.

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

Certain Consequences of and Failure to Maintain REIT Status
-----------------------------------------------------------

          In order to maintain its qualification as a REIT for Federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets and the amount of its distributions to shareholders. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT." Among other things, these restrictions may limit the Company's ability to acquire certain types of assets that it otherwise would consider desirable, limit the ability of the Company to dispose of assets that it has held for less than four years if the disposition would result in gains exceeding specified amounts, limit the ability of the Company to engage in hedging transactions that could result in income exceeding specified amounts and require the Company to make distributions to its shareholders at times that the Company may deem it more advantageous to utilize the funds available for distribution for other corporate purposes (such as the purchase of additional assets or the repayment of debt) or at times that the Company may not have funds readily available for distribution.

          The Company's operations from time to time may generate taxable income in excess of its net income for financial reporting purposes. The Company also may experience a situation in which its taxable income is in excess of the actual cash receipts. See "Business -- Federal Income Tax Considerations."
To the extent that the Company does not otherwise have funds available, either situation may result in the Company's inability to distribute substantially all of its taxable income as required to maintain its REIT status. Alternatively, the Company may be required to borrow funds to make the required distributions which could have the effect of reducing the yield to its shareholders, to sell a portion of its assets at times or for amounts that are not advantageous, or to distribute amounts that represent a return of capital which would reduce the equity of the Company. In evaluating assets for acquisition, the Company considers the anticipated tax effects of the acquisition, including the possibility of any excess of taxable income over projected cash receipts.

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

ACQUISITION AND DISPOSITION OF STRUCTURED SECURITIES

          The Company is not in the business of trading its Structured Securities. However, from time to time the Company may dispose of Structured Securities and therefore they have been classified as available-for-sale. In 1996 the Company sold its equity residual interest in TMAC CMO Trust 1986-1 and in 1997 its interests in TMAC CMO Trust 1986-2 and TMAC CMO Trust 1987-3

          Under the Financial Accounting Standards Board method of accounting for Residual Interests in CMOs, residual interests are required to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The Company has adopted these methods for accounting for its residual interests and the accounting method for impairment of mortgage-backed derivative investments prescribed by Statement of Financial Accounting Standards No. 115 and presents its financial statements in accordance therewith.

          During 1998, the Company's interest in the Bear Stearns Mortgage Securities, Series 1992-1 IO Bond was redeemed and the Company sold its interest in its only remaining CMO instrument, CMOT-28. These transactions resulted in net proceeds of $1,888,000 and realized losses of $198,000 and $216,000 respectively. Subsequent to year end, in February, 1999, the Company sold its interest in FNMA Series 1992-123, Class S IO Bond resulting in proceeds of $783,000 and a realized gain of $8,000.

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

          In connection with the 1995 acquisition of four multifamily residential properties in California's Central Valley, the Company assumed and incurred mortgage obligations totaling $20,490,000 secured by such properties. After giving effect to the sale of one of the properties, as of December 31, 1998, the Company had mortgage obligations of approximately $13,794,000 secured by the three remaining properties. At December 31, 1997, the Company had mortgage obligation balances of $59,008,000 related to its interest in CMOT-28 which was sold during 1998.

          At December 31, 1998 and 1997, the Company had short-term borrowings of $667,000 and $2,009,500, respectively, in the form of repurchase agreements with Bear Stearns & Co. and Paine Webber. The weighted average interest rates on these instruments as of these dates were 7.2189% and 7.4335%, respectively. This debt is securitized by certain of the Company's mortgage related assets. Subsequent to December 31, 1998, the short-term indebtedness was paid in full in conjunction with the sale of one of the Company's mortgage related assets. The Company's By-Laws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, the Company's aggregate indebtedness (other than liability represented by Structured Securities and any loans between the Company and its trusts or corporate subsidiaries), secured and unsecured, would exceed 100% of the Company's average invested assets in the preceding calendar quarter, as calculated in accordance with generally accepted accounting principles, unless approved by a majority of the Unaffiliated Directors.

          In April of 1999, the Company entered into a financing agreement with The Former Manager whereby The Former Manager extended a revolving line of credit of $1,000,000 to the Company. This line is to provide working capital to the Company. The Former Manager and the Company have common ownership and executive officers and as such are related parties. Credit support to the Former Manager includes guaranteed loans by a bank and a board member of the Company in support of the TIS Line to the Company. Additionally, certain of the Company's mortgage assest are pledged as collateral for the TIS Line. This revolving line of credit is for a term of one year, is at the rate of prime plus one and one half percent and is secured by the Company's ownership in Bankers Trust series 1988-1 Residual Interest Certificate.

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

SUBSIDIARIES

          TISPAC is a wholly-owned subsidiary of the Company incorporated on September 8, 1995, for the purpose of owning and financing real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a Qualified REIT Subsidiary. Accordingly, the accounts of TISPAC are consolidated with those of the Company.

           Novato Markets, Inc., is a wholly-owned subsidiary of the Company, incorporated on July 26, 1956, and acquired on February 2, 1999. It has one wholly-owned subsidiary, P-SUB I Inc., incorporated on June 4, 1997. P-SUB I owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and owns a shopping center subject to a ground lease in Petaluma, California, named Midtown Center.


COMPETITION

          The Company's real estate properties face the normal competitive pressure of most rental real estate projects. However, the Company's real property acquisitions have been and will continue to be opportunistic and may occur from time to time only when sufficient liquid assets are available.

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

                       FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

          If the Company satisfies certain tests with respect to the nature of its income, assets, management, share ownership and the amount of its distributions, and elects to be so treated, it will qualify as a real estate investment trust ("REIT") for Federal income tax purposes. The Company satisfied such tests and elected to be treated as a REIT on its tax return for the year ended December 31, 1988. The Company has satisfied such tests in all subsequent years. As a REIT, the Company generally will not be subject to tax at the corporate level on its taxable income to the extent that it distributes at lease 95% of such taxable income to its shareholders. See "Taxation of the Company." Generally, those distributions will constitute distributions to the shareholders and will be taxable as ordinary income to the extent of the Company's earnings and profits. It is expected that distributions made by the Company will be made out of earnings and profits.

          The failure of the Company to be treated as a REIT for any taxable year could materially and adversely affect the shareholders, since the Company would be taxed as a corporation. Accordingly, the taxable income of the Company (computed without any deduction for distributions to shareholders) would be taxed to the Company at corporate rates (currently up to 35% for Federal purposes), and the Company would be subject to any applicable minimum tax. However, the Company has $57 million of net operating loss carryforwards to offset taxable income. Additionally, distributions to the shareholders would be treated as ordinary income to the extent of the Company's earnings and profits. As a result of the "double taxation" (i.e. taxation at the corporate level and subsequently at the shareholder level when earnings are distributed) the distributions to the shareholders would decrease substantially, because a large portion of the cash otherwise available for distribution to shareholders would be used to pay taxes. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

QUALIFICATION OF THE COMPANY AS A REIT

General

          In order to qualify as a REIT for Federal income tax purposes, the Company must elect to be so treated and must satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions, and the ownership of the Company. The following is a discussion of those tests.

Sources of Income

          The Company must satisfy three separate income tests for each taxable year with respect to which it intends to qualify as a REIT: (i) the 75% income test, and (ii) the 95% income test. Under the first test, at least 75% of the Company's gross income for the taxable year must be derived from certain qualifying real estate related sources. Income that qualifies under the 75% test includes (a) interest on obligations secured by mortgages on real property or on interests in real property (including, generally, income from regular and residual interests in REMICs), (b) rents from real property, (c) distributions from other REITs, (d) gain from the sale or other disposition of real property (including interests in real property and interests in mortgages on real property) that is not "dealer property" (i.e. property that is stock in trade, inventory, or property held primarily for sale to customers in the ordinary course of business), (e) income from the operation, and gain from the sale, of property acquired at or in lieu of a foreclosure of a mortgage ("foreclosure property") , (f) commitment fees related to Mortgage Loans, and (g) income attributable to the temporary investment of the Company's capital proceeds (excluding amounts received pursuant to a dividend reinvestment program) in stock or debt instruments, if such income is received or accrued during the one-year period beginning on the date of receipt of the capital proceeds ("qualified temporary investment income").

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

          The Company anticipates that its gross income will continue to include a component from interest and gains on mortgage assets and income from short-term reinvestments, but will consist principally of rents from its real estate assets. The composition and sources of the Company's income allowed the Company to satisfy the income tests for all fiscal years through December 31, 1998 and should allow the Company to satisfy the income tests during each year of its existence. If, however, the Company causes issuances of interests in real estate mortgage investment conduits ("REMICs") or issuances of certificates representing certain equity interests in mortgage instruments (such as pass-through certificates), the Company could recognize income or gain that, if from transactions in which the Company is deemed to be a dealer, could be subject to the 100% tax on prohibited transactions. See "Taxation of the Company" below. This effectively limits both the Company's ability to issue REMIC securities directly or through wholly owned subsidiaries and its ability to issue such securities indirectly through issuance of funding notes to affiliated issuers. Further, certain short-term reinvestments may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test. In addition, income from Structured Securities which do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made (e.g. CMOs) may not qualify under the 75% income test. The Company intends to monitor its reinvestments and hedging transactions closely to avoid disqualification as a REIT.

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

          The Company anticipates that its assets will consist of (i) ownership interests in mortgage assets (including undivided ownership interests in mortgage instruments), (ii) interests in REMICs, (iii) interests in real estate,
(iv) interests in other REITs, (v) stock or debt instruments that generate qualified temporary investment income, (vi) cash and (vii) certain short-term investments and reinvestments. The Company believes that such asset holdings will allow it to satisfy the assets tests necessary to qualify as a REIT, and the Company intends to monitor its activities to attempt to assure satisfaction of such tests.

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

          REITs are permitted to hold assets in wholly owned subsidiaries ("Qualified REIT Subsidiaries"). A subsidiary of a REIT is a Qualified REIT Subsidiary if 100% of its stock is owned by the REIT at all times during the period such subsidiary is in existence. A Qualified REIT Subsidiary is not treated as a separate corporate entity for Federal income tax purposes, but rather, together with its parent REIT, is treated as a single taxpayer. Accordingly, all of the assets, liabilities and items of income, deduction and credit of a Qualified REIT Subsidiary are treated as the assets, liabilities, and items of income, deduction and credit of the parent REIT for Federal income tax purposes and, in particular, for purposes of satisfying the applicable Code provisions for qualification as a REIT. The Company's wholly owned subsidiaries, TISPAC and TISMAC, are Qualified REIT Subsidiaries.

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

          On August 5, 1997, the Taxpayer Relief Act of 1997 was enacted. This Act changed a number of federal income tax provisions that affect REITs. These changes include, but are not limited to, the repeal of the 30% income test, the enactment of a "de minimis" rule for tenant services income, and the liberalization of the consequences for failing to comply with the federal regulations regarding determination actual ownership of a REIT's outstanding shares.

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

ITEM 2.   PROPERTIES.

          At December 31, 1997, the Company's operating real estate assets consisted of four multifamily apartment complexes located in California's Central Valley. During the fourth quarter of 1998, the Company sold the River Oaks property and now owns the three properties shown in the following table. All of these properties were acquired in 1995 either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. As part of a refinancing, title to Villa San Marcos and a portion of the Four Creeks Property were vested in TISPAC. The multifamily residential properties, Shady Lane, and Four Creeks Phase I are held directly by the Company at December 31, 1998. Information regarding these properties is shown in the table below:

                                                                 VILLA          FOUR CREEKS
                                             Shady Lane        SAN MARCOS         VILLAGE
---------------------------------------------------------------------------------------------
Location                                      Visalia, CA        Fresno, CA       Visalia, CA
Date of Construction                                 1985              1991         1986-1991

Purchase Price                                 $2,105,000        $9,000,000*       $9,000,000
Purchase Price per Square Foot                 $    40.44        $    62.44        $    48.27

Notes Payable Secured by
  Real Estate at December 31, 1998             $1,292,145        $6,825,984        $5,675,526

Number of Units                                        54               120               146
Rentable Square Feet                               52,056           144,140           186,439
Average Monthly Rent per Unit in 1998          $      411        $      826        $      730
Monthly Rent per Square Foot in 1998           $     0.43        $     0.69        $     0.57

Improved Land Area                             2.77 acres        9.77 acres       13.34 acres
Unimproved Land Area                                   --        9.75 acres                --

Occupancy at December 31, 1998                         94%               96%              100%

* In addition to acquiring the currently existing building, the Company purchased the adjoining 9.75 acres of unimproved land for $1,000,000. An additional 126 rentable units are expected to be constructed on this parcel. At the time of purchase, all requisite entitlements were in place.

   On February 2, 1999, the Company acquired Novato Markets and through its subsidiary acquired a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza and a shopping center in Petaluma, California, named Midtown Center. The shopping centers have a combined commerical and retail space totaling approximately 80,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building. As of the date of acquisition, the shopping centers only had one vacancy.

          The principal executive offices of the Company and the Former Manager are located at 655 Montgomery Street, Suite 800, San Francisco, California 94111, telephone (415) 393-8000. The Company leases its office space under a lease expiring February 28, 2002 and subleases space to the Former Manager.

ITEM 3.  LEGAL PROCEEDINGS.

         On March 11, 1999, The Bank of New York ("BNY") filed an action in the United States District Court for the Northern District of California, Case No. C.99-1130 MJJ, against the Company for alleged breach of contract, common count and conversion. The complaint alleges that BNY erroneously paid $1.2 million to the Company under the terms of a mortgage-backed security of which the Company is one of the holders, and that the Company has failed to repay approximately $600,000 of those monies despite demand. The complaint requests repayment, prejudgment interest, attorneys fees' and costs. The Company acknowledges that it is required to repay the remaining $600,000, but denies that it is liable to BNY, a trustee to the Company, for any other amounts or that it ever breached any contract, converted monies, or otherwise acted improperly. On March 23, 1999, BNY filed an application for a writ of attachment, requesting expedited hearing thereon. The Company opposed the expedited hearing and the Court denied BNY's request. On April 1, 1999, BNY filed an amended complaint adding a request for a constructive trust, and also set the attachment application for regular hearing on May 11, 1999. The parties have engaged in informal settlement discussions, both before and after the filing of the original complaint. Those discussions continue. If a settlement agreement cannot be reached, the Company intends to oppose the application for an attachment and vigorously defend the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the Pacific Exchange under the symbol "TIS." The Company was also listed on the New York Stock Exchange until August 19, 1998, when the stock was delisted from that exchange. The high and low closing sales prices of shares of the Common Stock on the Pacific Exchange or the New York Stock Exchange for the periods indicated were as follows:

                                                                           HIGH                LOW
                                                                     -----------------  -----------------
1997
 First Quarter                                                                 $ 1-3/8            $1-1/16
 Second Quarter                                                                  1-1/4                  1
 Third Quarter                                                                   1-5/8                  1
 Fourth Quarter                                                                  1-7/8              1-3/8

1998
 First Quarter                                                                   2-3/8             1-3/16
 Second Quarter                                                                 2-3/16             1-9/16
 Third Quarter                                                                   1-7/8               9/16
 Fourth Quarter                                                                    7/8                3/8

1999
 First Quarter                                                                  1-7/16                1/2

--------------------------------------------------------------------------------

          On April 13, 1999, the closing sales price of the shares of Common Stock on the Pacific Exchange was $1.375. On that date the Company had outstanding 8,893,250 shares of Common Stock which were held by approximately 500 shareholders of record and the total number of shareholders was approximately 4,000.

          The following table details distributions paid during the Company's three most recent fiscal years. No distributions were paid in 1997.

------------------------------------------------------------------------------------------------------------
                                Date              Amount              Record                 Payment
Quarter Ended                 Declared           Declared              Date                    Date
------------------------------------------------------------------------------------------------------------
December 31, 1998          September 15, 1998         $0.002        December 1, 1998       December 18, 1998

December 31, 1996          September 10, 1996         $ 0.02       December 13, 1996       December 31, 1996
------------------------------------------------------------------------------------------------------------

          The actual amount and timing of any future dividend payments will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

          Subject to the distribution requirements to maintain REIT qualification, the Company intends, to the extent practicable, to use substantially all of the interest payments and sales of the Company's Structured Securities to reduce debt and short-term obligations of the Company. The Company may, however, under extraordinary circumstances, make a distribution of principal. Such distributions, if any, will be made at the discretion of the Company's Board of Directors.

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

ITEM 6.   SELECTED FINANCIAL DATA

          The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The data as of and for the years ended December 31, 1998, 1997 and 1996 have been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                               YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------
STATEMENT OF OPERATIONS  DATA                     1998           1997            1996            1995           1994
                                              --------------------------------------------------------------------------
Income
 Interest Income on Mortgage Certificates          $ 2,602         $6,059         $ 7,748        $ 13,735        $18,298
 Interest Income on Residual Interests                  22             39              52           1,483          3,650
 Income from IO Bonds                                  171            360             455           1,128          2,208
 Income from Commercial
     Securitizations                                    --             --              --              89             51
 Interest on Short-term Investments                      8              2              16             115            126
 Gain (Loss) on Sales of
     Mortgage Related Assets                          (216)           442             450          (2,385)             0
 Loss on Redemption of Investment Asset               (198)            --              --              --             --
 Loss on Sales of Real Property                       (157)            --              --              --             --
 Valuation Reserve Reduction (Provision)               210          1,474             651             541           (398)
 Loss from Real Estate Operations                     (269)          (261)           (171)           (289)             0
 Other Income                                            4             11              21              30             60
                                                  --------         ------         -------        --------        -------
 Total Income                                        2,177          8,126           9,222          14,447         23,995
Expenses
 Interest Expense on CMOs                            3,010          6,549           8,317          14,749         18,987
 Interest Expense on Short-term Debt                   125            174             159             429            509
 Loss on other than temporary
     impairment of assets                            2,073             --              --              --             --
 Amortization of Deferred Bond
     Issuance Costs                                     80            101             146             276            351
 Administrative and
     Management Expenses                             1,323          1,511           1,503           1,572          1,611
                                                  --------         ------         -------        --------        -------
 Total Expenses                                      6,611          8,335          10,125          17,026         21,458

Minority Interest Share of Loss                       (298)            --              --              --             --
                                                  --------         ------         -------        --------        -------
Net Income (Loss)                                 ($ 4,136)       ($  209)       ($   903)      ($  2,579)       $ 2,537

Basic Net Income (Loss) Per Share                 ($  0.51)       ($ 0.03)       ($  0.11)      ($   0.32)       $  0.31
                                                   =======         =======        ========       =========       =======
Distributions Declared per Share                   $ 0.002         $ 0.00         $  0.02        $   0.00        $  0.02
Weighted Average Shares Outstanding                  8,106          8,106           8,106           8,106          8,106
--------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                                                                     DECEMBER 31
                                             ------------------------------------------------------------------------
                                                 1998             1997           1996           1995           1994
                                             ------------------------------------------------------------------------
BALANCE SHEET DATA
 Mortgage Certificates, net                  $        --         $60,433       $ 72,703       $109,752       $163,817
 Residual Interests                                  284             384            436            725          8,675
 IO Bonds                                            840           1,875          2,695          3,150          9,794
 Commercial Securitizations                          184             184            183            191          1,194
 Reserve for Loss on Investments                      --          (1,523)        (2,997)        (4,277)        (4,818)
 Operating Real Estate Assets, Net                20,172          28,697         28,945         29,384            395
 Total Assets                                     25,056          93,754        105,573        145,247        188,957
 Accounts Payable and Accrued
   Liabilities                                     1,807             870            448            561            252
 Notes Payable on Real Estate                     13,794          20,350         20,373         20,362              0
 Short-term Debt                                     667           2,010          2,418          2,118          8,325
 Total Liabilities                                16,268          83,125         94,555        133,266        172,864
 Total Shareholders' Equity                        8,788          10,629         11,018         11,981         16,093
---------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company commenced operations on August 26, 1988 in connection with its initial public offering of 8,100,000 shares of Common Stock.


          Subsequent to 1994, the Company has sold the majority of its investments in Structured Securities and, during 1995, acquired a portfolio of four income-producing residential real estate properties of which one was sold during 1998. In February of 1999, the Company acquired two shopping centers in Northern California. The Company expects that the majority of its ongoing assets and selective development opportunities. Additionally, the Company plans to seek selective opportunities for development. However, there can be no assurance that this will occur.

     The following table illustrates the Company's cash receipts, disbursements and reinvestments for the last three years.

CASH FLOW ANALYSIS
(IN THOUSANDS)                                         1998                   1997                   1996
------------------------------------------------------------------------------------------------------------
Beginning Cash Balance                               $  185                 $   82                 $  198
Cash Received:
 Mortgage Related Assets                              1,124                  1,633                  2,758
 Sale of Mortgage Related Assets                      1,888                    442                    450
 Sale of Real Estate Assets                           1,584                     --                     --
 Deposit from Trustee                                 1,218                     --                     --
 Increase in Short-term Debt                             --                      0                    300
 Increase in Real Estate Notes                           --                 17,400                     11
 Decrease in Other Assets                                --                    115                     --
Cash Disbursements:
 Cash Expenses                                       (1,191)                (1,173)                (2,483)
 Additions to Real Estate Assets                       (426)                  (483)                  (258)
 Increase in Other Assets                                --                     --                   (732)
 Distributions                                          (16)                    --                   (162)
 Decrease to Short-term Debt                         (1,343)                  (408)                    --
 Decrease in Real Estate Notes                         (256)               (17,423)                    --
------------------------------------------------------------------------------------------------------------
Ending Cash Balance                                 $ 2,767               $    185                $    82
============================================================================================================

RESULTS OF OPERATIONS

          The Company had a net loss of $4,136,000, or $0.51 per share, for the year ended December 31, 1998. For the year ended December 31, 1997 it had a net loss of $209,000, or $0.03 per share. For the year ended December 31, 1996, it had a net loss of $903,000, or $0.11 per share. The Company declared distributions totaling $16,000, or $.002 per share, and $162,000, or $0.02 per share, for the years 1998 and 1996, respectively. No distributions were declared for 1997.


1998 COMPARED TO 1997

     1998 was the third full year of the Company's real estate operations. River Oaks was sold in the fourth quarter of 1998 to increase the Company's liquidity. The income from operations before depreciation and amortization decreased from $479,000 in 1997 to $360,000 in 1998. The decline in 1998 income is due to a $157,000 loss on the sale of the River Oaks property. Rental and other income increased $64,000 or 1.6% from $3,987,000 in 1997 to $4,051,000 in 1998.
Operating and Maintenance Expenses increased $109,000 or 8.12% from $1,342,000 in 1997 to $1,451,000 in 1998. Occupancy at the Company's properties improved from 96% in 1997 to 97.5% in 1998.

     Net interest margin (interest income from Mortgage Certificates net of interest expense on CMOs) increased in 1998 to a net interest expense of $408,000 from net interest expense of $490,000 in 1997. This decrease in net interest income and expense is due primarily to the principal reductions in the Company's investment in CMOT 28 that was ultimately sold in 1998.

     Below is a summary of net interest margin for the years ended December 31, 1998 and 1997.

(In thousands)                                        1998                      1997                     Change
                                             --------------------      --------------------      --------------------
Interest Income from Mortgage Certificates                $ 1,547                   $ 5,845                   ($4,298)
Amortization of Market Discount                             1,055                       214                       841
                                             --------------------      --------------------      --------------------
Net Interest Income                                         2,602                     6,059                   ($3,457)
                                             --------------------      --------------------      --------------------

Interest Expense on CMOs                                     (713)                    5,793                    (6,506)
Amortization of Original Issue Discount                     3,723                       756                     2,967
                                             --------------------      --------------------      --------------------
Net Interest Expense                                        3,010                     6,549                    (3,539)
                                             --------------------      --------------------      --------------------

Net Interest Margin (Deficit)                             ($  408)                  ($  490)                   $   82
                                             ====================      ====================      ====================

        The reserve for loss on investments was reduced by $1,523,000 in 1997 as a result of the sale of CMOT 28.

        General and Administrative expense decreased from $1,443,000 in 1997 to $1,289,000 in 1998. This decrease was due primarily to decreased expenses related to the omission of the 1998 annual meeting of stockholders.



        During 1998, the Company determined that the yield on two of its mortgage related assets was less than the risk free rate versus the amortized cost basis of the assets. Therefore the Company recognized a loss of $2,073,000 in the income statement to bring amortized cost down to fair value. In addition, one of the Company's mortgage investments was retired prior to its maturity as part of an optional redemption of the entire bond series. This retirement resulted in a loss of $198,000 which was recorded in 1998. Additionally, the Company sold its interest in CMOT-28 during 1998 which also resulted in the Company taking a non-cash writedown of $567,000 for recognition of previously unrealized losses.


1997 COMPARED TO 1996

        1997 was the second full year of the Company's real estate operations. The performance of the real estate properties was virtually flat from 1996 to 1997 with the exception of the amortization of loan costs related to the refinancing of properties accomplished during 1997. The income from operations before depreciation and amortization declined from $534,000 in 1996 to $479,000 in 1997 The decrease is a result of the loan amortization expense related to the 1997 refinancing. Rental and other income declined from $3,990,000 in 1996 to $ 3,987,000 in 1997. while Operating and Maintenance Expenses declined from $1,388,000 in 1996 to $1,342,000 in 1997. Occupancy at the Company's properties was improved in 1996 over 1995 to approximately 96% and remained constant at approximately 96% during 1997.

        Net interest margin (interest income from Mortgage Certificates net of interest expense on CMOs) increased in 1997 to a net interest expense of $490,000 from net interest expense of $569,000 in 1996. This decrease in net interest expense is due primarily to the principal reductions in the Company's investment in CMOT 28.

     Below is a summary of net interest margin for the years ended December 31, 1997 and 1996.

(In thousands)                                        1997                      1996                     Change
                                             --------------------      --------------------      -------------------
Interest Income from Mortgage Certificates                $ 5,845                   $ 7,433                  $(1,588)
Amortization of Market Discount                               214                       315                     (101)
Net Interest Income                                         6,059                     7,748                   (1,689)
                                             --------------------      --------------------      -------------------

Interest Expense on CMOs                                    5,793                     7,343                   (1,550)
Amortization of Original Issue Discount                       756                       974                     (218)
Net Interest Expense                                        6,549                     8,317                   (1,768)
                                             --------------------      --------------------      -------------------

Net Interest Margin                                      ($   490)                 ($   569)                 $    79
                                             ====================      ====================      ===================

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

NET INTEREST INCOME ANALYSIS

                                      1998                             1997                             1996
                        -----------------------------------------------------------------------------------------------
                                     AVERAGE   AVERAGE                AVERAGE   AVERAGE                AVERAGE   AVERAGE
(IN THOUSANDS)            INTEREST   BALANCE    RATE       INTEREST   BALANCE    RATE       INTEREST   BALANCE    RATE
-----------------------------------------------------------------------------------------------------------------------
Interest Income
Mortgage Certificates       $2,602    27,263     9.54%       $6,059   $66,568     9.10%      $ 7,748   $74,316    10.43%
  Residual Interests            22       365    29.32%           39       410     9.51%           52       575     9.03%
  Interest Only Bonds          171     1,197    14.29%          360     2,285    15.75%          455     2,998    15.19%
  Other                          8     2,106      0.3%            2     1,853     0.11%           16     2,645     0.61%
-----------------------------------------------------------------------------------------------------------------------
    Interest Income          2,803    30,931     9.34%        6,460    71,116     9.08%        8,271    80,534    10.27%

Interest Expense
  Collateralized Mort-
    gage Obligations         3,010    23,038    10.71%        6,549    64,634    10.13%        8,317    86,473     9.62%
  Short-term Debt              125     1,181    10.58%          174     2,214     7,86%          159     2,145     7.44%
-----------------------------------------------------------------------------------------------------------------------
    Interest Expense         3,135    24,219    12.94%        6,723    66,848    10.06%        8,476    88,618     9.56%

Net Interest Loss             (332)             (0.82%)     ($  263)             (0.37%)    ($   205)             (0.25%)
-----------------------------------------------------------------------------------------------------------------------

The table above summarizes the amount of interest expense, the average amounts outstanding of interest-bearing assets and liabilities, and the average effective interest rates.

The table below summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume.

                              1998-  1997             1997  -  1996                 1996  -  1995
                          -------------------  ---------------------------  ----------------------------
(In thousands)            Rate  VOLUME  TOTAL   RATE     VOLUME    TOTAL      RATE      VOLUME    TOTAL
--------------------------------------------------------------------------------------------------------------
Interest Income
Mortgage Certificates     (780)   (2,676)  (3,456)   ($  881) ($  808)  ($1,689)   $ 1,849   ($7,836)  ($5,987)
Residual Interests         (12)       (5)     (17)        2       (15)      (13)      (644)     (787)   (1,431)
Interest Only Bonds        (51)     (139)    (190)       13      (108)      (95)       (90)     (582)     (672)
Other                        6         0        6        (9)       (5)      (14)      (135)      (54)     (189)
-------------------------------------------------------------------------------------------------------------
  Interest Income         (837)   (2,820)  (3,657)     (875)     (936)   (1,811)       980    (9,259)   (8,279)

Interest Expense
CMOs                      (625)   (2,915)  (3,540)    (763)   (5,669)   (6,432)     1,430    (5,668)   (4,238)
Short-term Debt             36       (85)     (49)      (7)     (263)     (270)      (715)      635       (80)
-------------------------------------------------------------------------------------------------------------
  Interest Expense        (589)   (3,000)  (3,589)    (770)   (5,932)   (6,702)      (307)   (5,033)   (4,318)

Net Interest Income      $(248)  $   180  $   (68)  $1,750   ($3,327)  ($1,577)  ($ 1,375)  ($2,090)  ($3,465)
-------------------------------------------------------------------------------------------------------------

OUTLOOK

     The Company has determined that it will direct its future investments principally to multifamily residential properties, family shopping centers and development opportunities. With regard to real estate investments, the acquisition strategy of the Company is to identify communities with an expanding employment base and demographics which will continue to provide economic growth. After identifying communities with a strong potential economic growth, the Company attempts to seek out those areas within a chosen community which are most likely to be positively affected by the economic growth of the community. Finally, the property sought for purchase within a given area is chosen because it is considered to be among the highest quality properties in that area and can be purchased below replacement cost. Management believes that this strategy will allow income from each of the properties to rise before the properties encounter significant competition from new construction, however, there can be no assurance that this will happen.

     The Company has generated significant tax loss carryforwards from losses experienced over the last several years. Should the Company's real estate acquisitions be successful, the Company would be in a tax position to have the right, but not the obligation, to continue to use cash flows to rebuild its investment portfolio prior to resuming taxable dividend payments.

SUBSEQUENT EVENTS

     EXCHANGE OF SHARES FOR NOVATO MARKETS. On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. ("Novato") from Pacific Securitization, Inc., ("Pacific") in exchange for 1,613,070 shares of Common Stock of the Company pursuant to an Agreement and Plan of Reorganization dated
as of February 1, 1999, between the Company and Pacific.   Pacific is indirectly
principally owned by Lorraine O. Legg, the President and Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. The Company's acquisition of Novato was approved by the Company's Board of Directors. Through a wholly-owned subsidiary, Novato owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. The shopping centers have a combined commercial and retail space totaling approximately 80,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building. The Company intends to continue operating the shopping centers.

     The Shares were issued to Pacific under an exemption to the registration requirements of the Securities Act of 1933, as amended. Accordingly, the Shares are "restricted securities," as defined in Rule 144 of the Securities Act, and are not freely transferable. The Company granted Pacific one-time demand registration rights with respect to the Shares for the period beginning June 30, 1999 and ending February 2, 2001. It also granted Pacific piggy-back registration rights in the event that the Company files a registration statement under the Securities Act in connection with the proposed offer and sale for cash of shares of Common Stock by it or by any of its shareholders. The share exchange is intended to be a tax free reorganization within the meaning of
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended. Prior to the closing of the share exchange, Novato caused its wholly-owned subsidiary to transfer to Pacific all its rights under a lease, with option to purchase, with Ignacio Properties, LLC, relating to the Ignacio Center in Novato, California, and Pacific agreed to assume all the obligations of the subsidiary under the lease and option. The Company, Novato, Novato's wholly-owned subsidiary and Pacific then entered into an agreement dated as of February 1, 1999, whereby the parties clarified their respective rights and obligations relating to the Ignacio Property and the Company's rights to an escrow established when Pacific originally acquired Novato.

     SHARE PURCHASE FROM TURKEY VULTURE FUND XIII, LTD.   On February 2, 1999,
the Company acquired 793,700 shares of its Common Stock from Turkey Vulture Fund XIII, Ltd. for $1,984,250, 20,000 shares of its Common Stock from Christopher L. Jarratt for $40,000 and 12,000 shares of its Common Stock from James G. Lewis for $24,000, pursuant to an Agreement dated as of February 1, 1999, among the Company, Turkey Vulture Fund, Richard M. Osborne, Third Capital, LLC, Mr. Jarratt and Mr. Lewis. Turkey Vulture Fund, Third Capital and Messrs. Osborne, Jarratt and Lewis agreed that, for a period of seven years, they will not directly or indirectly, among other things, (i) effect or participate in or in any way assist any other person in effecting or participating in (a) any acquisition of securities or rights to acquire securities or assets of the Company or its subsidiaries, (b) any tender or exchange offer, merger or other business combination involving the Company or its subsidiaries, (c) any liquidation or other extraordinary transaction with respect to the Company or its subsidiaries, or (d) any solicitation of proxies or consents to vote any voting securities of the Company; (ii) form or in anyway participate in a "group" with respect to the Company; (iii) otherwise act, alone or in concert with others, to seek to control or influence the management, Board of Directors or policies of the Company or its subsidiaries; (iv) take any action to compel the holding of an annual or special meeting of stockholders; or (v) enter into any discussions or arrangements with any person relating to the foregoing. The parties also agreed to a mutual general release of all claims arising out of or relating to the business or affairs of the Company or the ownership of its stock. Messrs. Osborne, Jarratt and Lewis resigned from the Company's Board of Directors, effective February 2, 1999. This share purchase and the acquisition of Novato were approved by the Company's Board of Directors and, specifically, by directors with no financial interest in either transaction. The disinterested directors required that the share exchange transaction be closed as a condition to closing the share purchase transaction.

     APPOINTMENT OF NEW DIRECTORS. On February 5, 1999, the Company's Board of Directors appointed Anthony H. Barash and J. David Schemel to fill two vacancies on the Board. Mr. Barash is the Senior Vice President, Corporate Affairs, and General Counsel of Bowater Incorporated, a paper and forest products company. He is responsible for Bowater's legal matters, corporate communications and governmental affairs. Prior to joining Bowater in April 1996, Mr. Barash was a partner in the Los Angeles office of Seyfarth, Shaw, Fairweather & Geraldson, a national law firm, where he was a member of the firm's Business Law and Real Estate Group. Mr. Schemel has been the Managing Member of Vista Marin, LLC, the owner and manager of an office building in Redwood City, California since 1998, the Managing Member of David Schemel Development and Investments, LLC, an owner of apartment buildings in San Francisco and on the San Francisco Peninsula since 1988, and a Managing Member of Oxford Associates, LLC, a residential home developer, since 1996. From 1988 to 1994, Mr. Schemel was also a Vice President of TRI Commercial Real Estate, for which he managed various workout transactions.

     SALE OF FNMA SERIES 92-123 S. On March 4, 1999, the Company sold its interest in its IO Bond, FNMA Series 1992-123 S for $782,879. In conjunction with this sale, the Company retired short term debt of approximately $616,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In April 1999, the Company obtained a $1,000,000 revolving line of credit from the Former Manager of the Company for working capital purposes. In addition to the TIS Line, management is currently evaluating the Company's alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of
(i) the sale of real property, (ii) the sale of Structured Securities, (iii) reducing general and administrative expenses, (iv) refinancing existing debt, and (v) entering into joint venture arrangements with third parties. Management can provide no assurances as to the timing or ultimate closure of any of these alternatives. These strategies are dependant on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that the proceeds from the TIS Line, together with its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern throughout 1999, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

     At December 31, 1998, the Company had cash and cash equivalents of $2,767,000 and current liabilities excluding debt principal maturities of approximately $2,474,000. In addition the Company incurred a net loss during 1998 of $4,136,000. Included in the Company's unrestricted cash and cash equivalents at December 31, 1998, is $1.2 million relating to a deposit inadvertently made by the trustee of one of the Company's Structured Securities. In March 1999, the Company repaid $600,000 of such amount to the Trustee. On March 11, 1999, the Trustee filed an action against the Company for alledged breach of contract, common count and conversion. The Company has opposed the action and the parties have engaged informal settlement discussions. See Item 3 Legal Proceedings.


     Subsequent to year end, the Company sold one of its Structured Securities for a sales price of $782,879 and a gain of approximately $8,000. After related debt repayments, the Company realized net cash proceeds of approximately $167,000 from this sale. Additionally, as discussed in Note 20 to the Company's financial statements, in February 1999, the Company repurchased 825,700 shares of common stock for approximately $2 million in cash and entered into an exchange transaction resulting in the issuance of common stock for Novato Markets. On an unaudited pro forma basis, after these transactions, the Company has cash and cash equivalents of approximately $392,000 and current liabilities of $1,398,000.

     In April of 1999, the Company entered into a financing agreement with the Former Manager whereby The Former Manager extended a revolving line of credit of $1,000,000 to the Company. The Former Manager and the Company have common ownership and executive officers and as such are related parties. Credit support to the Former Manager includes guaranteed loans by a bank and a board member of the Company in support of the TIS Line to the Company. Additionally, certain of the Company's mortgage assets are pledged as collateral for the TIS Line. This line is to provide working capital to the Company. This revolving line of credit is for a term of one year, is at the rate of prime plus one and one half percent and is secured by the Company's ownership in Bankers Trust series 1988-1 Residual Interest Certificate

     The Company uses its cash flow to provide working capital to pay its expenses and debt service, acquire other assets and, at the discretion of the Board of Directors, to pay distributions to its shareholders. In 1998 the Company's cash flows (in thousands) were used as follows:

      Used in by operating activities                 ($  1,037)
      Provided by investing activities                   13,635
      Used in financing activities                      (10,016)
                                                      ---------

      Net increase in cash and cash equivalents        $  2,582
                                                      =========

     At December 31, 1998, the Company had outstanding short-term borrowings totaling $667,000 which consisted of a repurchase agreement with an investment banking firm. The repurchase agreement borrowings had a weighted average interest rate of 7.2189%. The repurchase agreement had an initial term of one month, is renewed on a month-to-month basis, is collateralized by one of the Company's Residual Interests and one of the Company's IO Bonds whose fair values approximate $840,000 and have a floating rate of interest which is tied to the one-month LIBOR rate. In February 1999, the Company sold its investment in FNMA Series 1992-123, Series S. Proceeds from the sale were used to repay the short-term borrowings in full. After giving effect to the repayment of the debt, the sale resulted in net cash proceeds to the Company of $167,000 and a realized gain of approximately $36,000.

     At December 31, 1998, the Company had outstanding borrowings secured by multifamily real estate totaling $13,793,655. Approximately 91% of this debt had a fixed rate of interest and 9% of the debt bears a variable rate of interest. The weighted average interest rate at December 31, 1998 was 8.3%.

     Over the twelve months ending December 31, 1999, scheduled principal maturities on the notes payable on real estate amount to $175,684, excluding the Shady Lane variable note, on which $145,186 is due in principal and interest in 1999. The notes are expected to be funded by cash flows from the Company's multifamily residential properties. In conjunction with the acquisition of all of the shares of Novato Markets, Inc. in February 1999, the Company acquired two family shopping centers in Rohnert Park, California and Petaluma, California. The properties are currently subject to temporary financing as a result of the previous owner acquisition and serve collateral for such financing. The notes currently bear interest at 15% of which 10% is paid currently and 5% is added to the principal of the note. The notes do not have scheduled principal payments. Note payments are expected to be funded by cash flows from the underlying properties. The Company intends to continue operating the shopping centers and is in the process of obtaining permanent financing.

     The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended December 31, 1999 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities. The Company expects to commence construction on 126 units of apartments to be built on the ten acres of land adjacent to the Villa San Marcos Apartments in Fresno, California. This construction is expected to be funded by a construction loan.

YEAR 2000 COMPLIANCE

     STATE OF READINESS. The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such application will be necessary. The Company is in the process of identifying applications that are not yet "Year 2000" compliant.

     COSTS OF ADDRESSING THE COMPANY'S YEAR 2000 ISSUES. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations.

     RISKS OF THE COMPANY'S YEAR 2000 ISSUES. No assurance can be given, however, that all the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse impact on the Company's future liquidity or results of operations.

     THE COMPANY'S CONTINGENCY PLAN. Management has identified manual operating procedures for critical operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Ownership of shares of the Company's Common Stock is subject to certain risks. The Company's earnings from its multifamily residential properties and shopping centers will depend upon maintaining rental income that exceeds the Company's interest and other costs. Rental income, in turn, will depend upon the rental market and rates of occupancy. Long-term profits will depend upon an appreciation in the value of the residential properties. The ability of the Company to generate income from the cash flows relating to Structured Securities, or to minimize losses, depends, in large part, upon whether the Company is able to respond to fluctuations in market interest rates and utilize appropriate strategies.

     The amount of income that may be generated from Structured Securities is dependent upon the rate of principal prepayments on the underlying mortgages. Lower rates of prepayments means a longer life for Residual Interests and IO Bonds and thus higher income. Similarly, faster rates of prepayments mean a shorter life and lower income. The rate of prepayments on mortgages is influenced by a variety of economic, geographic, social and other factors, but probably the most important factor is the level of prevailing mortgage rates. In general, prepayments of Mortgage Loans are faster during periods of substantially declining interest rates and slower during periods of substantially increasing interest rates. During 1998, the rate of prepayments was generally increased thereby decreasing the estimated fair value of the Company's investment in IO Bonds and increasing the fair value of residual interests.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured mortgage borrowings and to changes in market which impact the fair value of its Structured Securities as discussed in
Note 6 to the consolidated financial statements.

The Company manages its exposure to fluctuations in market interest rates for its borrowings by obtaining fixed rate debt to the extent that rates available on such arrangements are favorable to the Company. At December 31, 1998 and 1997, 9% and 7% of the Company's outstanding debt was subject to variable rates respectively. For information about the Company's debt instruments that are sensitive to changes in interest rates, see Note 10 to the consolidated financial statements for detail of the fair value at December 31, 1998, related maturity dates and interest rates. The rates disclosed in Note 10 to the consolidated financial statements are based on rates in effect as of December 31, 1998.

The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999, to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A)  1.      FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT
PUBLIC ACCOUNTANTS

          Report of Independent Public Accountants...................  41

          Consolidated Balance Sheets - December 31, 1998 and 1997...  42

          Consolidated Statements of Operations for the years ended
                   December 31, 1998, 1997 and 1996..................  43

          Consolidated Statements of Shareholders' Equity for the
                   years ended December 31, 1998, 1997 and 1996......  44

          Consolidated Statements of Cash Flows for the years ended
                   December 31, 1998, 1997 and 1996..................  45

          Notes to the Consolidated Financial Statements.............  46

     2.      FINANCIAL STATEMENT SCHEDULES

             Schedule III - Real Estate and Accumulated Depreciation as of
             December 31, 1998.......................................  66

             All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     3.   EXHIBITS

          The following exhibits in the accompanying index to exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

NUMBER    EXHIBIT
------    -------
3(a)      Amended Articles of Incorporation of the Registrant (1)
3(b)      Amended and Restated Bylaws of the Registrant (7)
4(a)      Specimen Certificate representing $.001 par value Common Stock (1)
4(b)      Dividend Reinvestment and Share Purchase Plan (2)
10(c)     Custody Agreement between Registrant and Mellon Bank N.A. (3)
10(d) Transfer Agency Agreement between Registrant and Mellon Securities Trust Company (3)
10(e) Reverse Repurchase Agreement between Registrant and Bear, Stearns Securities Corp.(4)
10(f) Loan and Security Agreement dated July 19, 1995 between TIS Mortgage Investment Company and Paine Webber Real Estate Securities, Inc.
          (5)
10(g) Nonqualified Stock Option Agreement with John D. Boyce and Schedule of Omitted Contracts (5)
10(h) Nonqualified Stock Option Agreement with John E. Castello and Schedule Omitted Contracts (5)
10(i)     Employment Agreement between TIS and Lorraine O. Legg. (6)
10(j)     Employment Agreement between TIS and John E. Castello. (6)
10(k)     Facilities and Expense Sharing Agreement (6)
10(l) Agreement and Plan of Reorganization dated as of February 1, 1999, between TIS Mortgage Investment Company and Pacific Securitization, Inc. (8)
10(m) Agreement dated February 1, 1999, among TIS Mortgage Investment Company, Novato Markets, Inc., P-SUB I, Inc. and Pacific Securitization, Inc. (8)
10(n) Agreement dated as of February 1, 1999, among TIS Mortgage Investment Company, Turkey Vulture Fund XIII, Ltd., Richard M. Osborne, Third Capital, LLC, Christopher L. Jarratt and James G. Lewis. (8)

21        Subsidiaries of the Registrant
24        Consent of Arthur Andersen LLP

___________________________________
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-22182) declared effective August 19, 1988.

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

(7) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 1-10004) filed with the Securities and Exchange Commission on May 29, 1997.

(8) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 1-10004) filed with the Securities and Exchange Commission on February 17, 1999.

(B) REPORTS ON FORM 8-K:

          During the first quarter of 1999, the Company filed a Current Report on Form 8-K, on February 17, 1999, covering the Company's issuance of shares of common stock to Pacific Securitization, Inc., under Item 2 of Form 8-K, and the Company's repurchase of shares of common stock from Turkey Vulture Fund XIII, Ltd. and its affiliates, and the appointment of new directors, under Item 5 of Form 8-K. The Company filed an amendment to this Report, on April 5, 1999, stating that it had determined that financial statements and pro forma financial information on the Pacific Securitization transaction did not need to be filed under Item 7 of Form 8-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

          We have audited the accompanying consolidated balance sheets of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIS Mortgage Investment Company and Subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

          Our audit was made for purposes of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998 - is presented for the purpose of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This information has been subjected to the audit procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                          /s/ARTHUR ANDERSEN LLP

San Francisco, California,
 April 15, 1999

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                             DECEMBER 31, 1998        DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
      Mortgage Certificates, net                                    $        --              $    60,433
      Residual Interests                                                    284                      384
      Interest Only (IO) Bonds                                              840                    1,875
      Commercial Securitizations                                            184                      184
      Reserve for Loss on Investments                                        --                   (1,523)
                                                                    -----------              -----------
            Total Mortgage Related Assets                                 1,308                   61,353
                                                                    -----------              -----------

Operating Real Estate Assets, net                                        20,172                   28,697
                                                                    -----------              -----------

Other Assets
      Cash and Cash Equivalents (Note 9)                                  2,767                      185
      Restricted Cash                                                       140                    1,800
      Accrued Interest and Accounts Receivable, Net                          33                      484
      Deferred Bond Issuance Costs, Net                                      --                      497
      Amortizable Costs, Net                                                351                      594
      Prepaid Expenses                                                      285                      144
                                                                    -----------              -----------
            Total Other Assets                                            3,576                    3,704
                                                                    -----------              -----------

            Total Assets                                            $    25,056              $    93,754
                                                                    ===========              ===========
--------------------------------------------------------------------------------------------------------


LIABILITIES
Collateralized Mortgage Obligations, net                            $        --              $    59,008
Accounts Payable and Accrued Liabilities                                    473                      870
Due to Trustee                                                            1,218                       --
Accrued Interest Payable                                                    116                      887
Notes Payable on Real Estate                                             13,794                   20,350
Short-term Debt                                                             667                    2,010
                                                                    -----------              -----------
            Total Liabilities                                            16,268                   83,125
                                                                    -----------              -----------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880
      shares issued and outstanding                                           8                        8
Additional Paid-in Capital                                               74,696                   74,696
Accumulated Other Comprehensive Loss                                        (11)                  (2,322)
Retained Deficit                                                        (65,905)                 (61,753)
                                                                    -----------              -----------
            Total Shareholders' Equity                                    8,788                   10,629
                                                                    -----------              -----------

            Total Liabilities and Shareholders' Equity              $    25,056              $    93,754
                                                                    ===========              ===========
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            1998                 1997                 1996
---------------------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest                                                    $   2,803              $ 6,460              $ 8,271
Valuation Reserve Reduction                                       210                1,474                  651
Loss on Redemption of Investment                                 (198)                  --                   --
Loss due to other than temporary impairment of assets          (2,073)                  --                   --
Gain (Loss) on Sales of Mortgage Related Assets                  (216)                 442                  450
Other                                                               4                   11                   21
                                                            ---------              -------              -------

 Income from Mortgage Related Assets                              530                8,387                9,393
                                                            ---------              -------              -------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
 Interest                                                       3,010                6,549                8,317
 Administration Fees                                               34                   68                   70
 Amortization of Deferred Bond Issuance Costs                      80                  101                  146
Interest on Short-term Debt                                       125                  174                  159
                                                            ---------              -------              -------
 Total Interest and CMO Related Expenses                        3,249                6,892                8,692
                                                            ---------              -------              -------

REAL ESTATE OPERATIONS
Rental and Other Income                                         4,051                3,987                3,990
Operating and Maintenance Expenses                             (1,451)              (1,342)              (1,388)
Interest on Real Estate Notes Payable                          (1,750)              (1,820)              (1,718)
Property Taxes                                                   (333)                (346)                (350)
Depreciation and Amortization                                    (786)                (740)                (705)
Loss on Sale of Property                                         (157)                  --                   --
                                                            ---------              -------              -------
 Loss from Real Estate Operations                                (426)                (261)                (171)
                                                            ---------              -------              -------

OTHER EXPENSES
Management Fee to a related party                                  --                   --                   77
General and Administrative, including amounts paid
 to a related party of $28,980, $37,806
 and $391,198, respectively                                     1,289                1,443                1,356
                                                            ---------              -------              -------

Loss Before Minority Interest                                  (4,434)                (209)                (903)

Minority Interest Share of Loss                                  (298)                  --                   --
                                                            ---------              -------              -------

Net Loss                                                   ($   4,136)            ($   209)            ($   903)
                                                            =========              =======              =======
---------------------------------------------------------------------------------------------------------------------


Net Loss per Share                                         ($    0.51)            ($  0.03)            ($  0.11)

Distributions Declared per Share                            $   0.002              $ 0.000              $ 0.020

Weighted Average Number of Shares Outstanding                   8,106                8,106                8,106
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                           ACCUMU-
                                                                           LATED
                                                                         COMPRE-                 COMPRE-
                                    COMMON   STOCK  PAID-IN   RETAINED   HENSIVE                 HENSIVE
                                    SHARES  AMOUNT  CAPITAL    DEFICIT    INCOME    TOTAL        INCOME
-------------------------------------------------------------------------------------------  -----------
Balance - December 31, 1995          8,106       8   74,696    (60,479)   (2,244)  (11,981)

Net Loss                                --      --       --       (903)       --      (903)        ($903)

Other Comprehensive Income:
Net unrealized gain on available
for  sale securities, net of
reclassification adjustment             --      --       --         --       102       102           102
                                                                                             -----------

Comprehensive Income                                                                              ($ 801)
                                                                                              ===========

Distributions Declared                   -      --       --       (162)       --      (162)
-------------------------------------------------------------------------------------------

Balance - December 31, 1996          8,106       8   74,696    (61,544)    (2142)   11,018

Net Loss                                --      --       --       (209)       --      (209)    $    (209)

Other Comprehensive Income:
Net unrealized gain on available
for  sale securities, net of
reclassification adjustment             --      --       --         --      (180)     (180)         (180)
                                                                                             -----------

Comprehensive Income                                                                               ($389)
-------------------------------------------------------------------------------------------  ===========

Balance - December 31,  1997         8,106       8   74,696    (61,753)   (2,322)   10,629

Net Loss                                --      --       --     (4,136)       --    (4,136)      ($4,136)

Other Comprehensive Income:
Net unrealized gain on available
for  sale securities, net of
reclassification adjustment             --      --       --         --     2,311     2,311         2,311
                                                                                             -----------

Comprehensive Income                                                                            ($ 1,825)
                                                                                             ===========
Distributions Declared                  --      --       --        (16)       --       (16)
-------------------------------------------------------------------------------------------

Balance - December 31, 1998          8,106       8   74,696    (65,905)      (11)    8,788
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                          YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------
(IN THOUSANDS)                                                   1998               1997               1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                        ($    4,136)         ($    209)           ($  903)
Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operating Activities:
  Depreciation  and Amortization                                      1,503              1,476              1,488
  (Gain) Loss on Sales of Mortgage Related Assets                       216               (442)              (450)
  Loss on Redemption                                                    198                 --                 --
  Loss due to Other than Temporary Impairment                         2,073                 --                 --
  Loss on Sales of Real Estate                                          157                 --                 --
  Minority interest share in net loss                                  (298)                --                 --
  Valuation Reserve Reduction                                        (1,523)            (1,474)              (651)
Decrease (Increase) in Accrued Interest Receivable                       --                 88               (207)
Decrease (Increase) in Accounts Receivable                               85                 96                (49)
Decrease (Increase) in Prepaid Expenses                                (141)                19                 47
Decrease (Increase) in Other Assets                                      --                115               (732)
Increase (Decrease) in Accounts Payable
 And Accrued Liabilities                                                950                421               (128)
Decrease in Accrued Interest Payable                                   (121)              (169)              (303)
                                                                  ---------           --------           --------
    Net Cash Provided by (Used in) Operating Activities              (1,037)               (79)            (1,888)
                                                                  ---------           --------           --------
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Decrease (Increase) in Restricted Cash                             (154)              (528)               899
Acquisition of Real Estate Assets                                        --                 --                 --
Additions to Real Estate Assets                                        (426)              (483)              (258)
Proceeds from Sale of Real Estate Assets                              1,584                 --                 --
Principal Reduction in Mortgage Certificates                          9,888             12,485             17,452
Proceeds from Sales of Mortgage Related Assets                        1,888                442                450
Principal Reduction in Residual Interests                                90                 41                 59
Principal (Increase) Reduction in Commercial Securities                  --                 (1)                 8
Principal Reduction in IO Bonds                                         765                652                788
                                                                  ---------           --------           --------
 Net Cash Provided by Investing Activities                           13,635             12,608             19,398
                                                                  ---------           --------           --------
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Deposit from Trustee                                                  1,218                 --                 --
Increase (Decrease) in Short-term Debt                               (1,343)              (408)               300
Principal Payments on CMOs                                           (9,619)           (11,995)           (17,775)
Proceeds from Notes Payable on Real Estate                               --             17,400                170
Principal Payments on Notes Payable on Real Estate                     (256)           (17,423)              (159)
Cash Distributions Paid on Common Stock                                 (16)                --               (162)
                                                                  ---------           --------           --------
 Net Cash Used in Financing Activities                              (10,016)           (12,426)           (17,626)
                                                                  ---------           --------           --------
-----------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                               2,582                103               (116)
Cash and Cash Equivalents at Beginning of Year                          185                 82                198
                                                                  ---------           --------           --------
Cash and Cash Equivalents at End of Year                          $   2,767           $    185           $     82
                                                                  =========           ========           ========
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for CMO Interest Expense                                $   3,893           $  6,718           $  7,638
Cash Paid for Other Interest Expense                              $   1,763           $  1,889           $  1,886
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

1.  THE COMPANY

       TIS Mortgage Investment Company (the "Company") was incorporated on May 11, 1988. The Company operates as a real estate investment trust (REIT) and has, in years prior to 1995, primarily invested in structured securities (mortgage related assets) including residual interests, principal only bonds (PO Bonds), interest only bonds (IO Bonds) and collateralized mortgage obligations
(CMOs). Beginning in 1994, the Company changed its investment focus from investments in structured securities to multifamily real estate located in California's Central Valley. Accordingly, subsequent to 1994, the Company has sold the majority of its investments in structured securities and acquired a portfolio of four income-producing residential real estate properties (as of December 31, 1998, three such properties remain). The Company expects that the majority of its ongoing assets and operating results will be related to investments in real estate and development related activities.

       At December 31, 1998, the Company had cash and cash equivalents of $2,767,000 and current liabilities excluding debt principal maturities of approximately $2,474,000. In addition the Company incurred a net loss during 1998 of approximately $4,136,000. As discussed in Note 9, included in the Company's unrestricted cash and cash equivalents at December 31, 1998, is $1.2 million relating to a deposit inadvertently made by the trustee of one of the Company's Structured Securities. In March 1999, the Company repaid $600,000 of such amount to the Trustee. On March 11, 1999, the Trustee filed an action against the Company for alleged breach of contract, common count and conversion. The Company has opposed the action and the parties have engaged in informal settlement discussions. (See Note 9.)

       Subsequent to year end, the Company sold one of its Structured Securities for a sales price of $782,879 and a gain of approximately $8,000. After related debt repayments, the Company realized net cash proceeds of approximately $167,000 from these sales. Additionally, as discussed in Note 20, in February 1999, the Company repurchased 825,700 shares of common stock for approximately $2 million in cash and entered into an exchange transaction resulting in the issuance of common stock for Novato Markets. On an unaudited pro forma basis, after these transactions, the Company has cash and cash equivalents of approximately $392,000 and current liabilities of $1,398,000.

       Additionally, subsequent to year-end, the Company has obtained a $1,000,000 revolving line of credit from the former manager (the "Former Manager") for working capital purposes (the "TIS Line"). The Former Manager and the Company have common ownership and executive officers and as such are related parties. Credit support to the Former Manager includes guaranteed loans by a bank and a board member of the Company in support of the TIS Line to the Company. Additionally, certain of the Company's mortgage assets are pledged as collateral for the TIS Line. (See Note 20.)

       The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In addition to the TIS Line, Management is currently evaluating the Company's alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of (i) the sale of real property, (ii) the sale of Structured Securities, (iii) reducing general and administrative expenses, (iv) refinancing existing debt, and (v) entering into joint venture arrangements with third parties. Management can provide no assurances as to the timing or ultimate closure of any of these alternatives. These strategies are dependent on the economic operating environment including the volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that the proceeds from the TIS Line, together with its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern throughout 1999, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

       OVERALL METHODS OF ACCOUNTING - Emerging Issues Task Force Issue 89-4, subsequently modified by issue 93-18, specifies the method of accounting for Residual Interests in collateralized mortgage obligations ("CMOs"). Issue 89-4, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company.

       The Company has classified all of its investments in mortgage related assets as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses, excluding unrealized losses considered to be other than temporary, for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized.

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

       For investments in mortgage assets which do not meet the definition of other than temporary impairment, the Company has recorded cumulative net unrealized losses of $11,559 and 2,322,000 as of December 31, 1998 and 1997, respectively, directly to equity.

       FAIR VALUE OF FINANCIAL INSTRUMENTS - Based on the borrowing rates currently available to the Company, the carrying amount of its debt approximates fair value. The carrying amount of cash and cash equivalents approximates fair value.

       PRINCIPLES OF CONSOLIDATION - The Company's consolidated financial statements present the results of operations of the Company, its wholly-owned subsidiary, TIS Property Acquisition Company ("TISPAC"), a Maryland corporation, incorporated on September 8, 1995 for the purpose of owning and financing real property, and the accounts underlying the Company's interest in real estate partnerships for the years ended December 31, 1995 and thereafter. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, in March 1997, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a Qualified REIT Subsidiary.

       In 1996, the Company sold its economic interest in TMAC CMO Trust 1986-1 through the sale of the residual interest certificate and optional redemption rights in the underlying trust. As a result, the accounts of TMAC CMO Trust 1986-1 are not included in the consolidated balance sheets at December 31, 1996 and 1997 and the results of operations of the trust are included in the 1996 consolidated statement of operations only through the date of sale.

       In 1998, the Company sold its economic interest in CMOT-28 through the sale of the residual interest certificate and optional redemption rights in the underlying trust. As a result, the accounts of CMOT-28 are not included in the consolidated balance sheets at December 31, 1998 and the results of operations of the trust are included in the 1998 consolidated statement of operations only through the date of sale.

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

       CAPITALIZED LOAN FEES - Capitalized loan fees are amortized as interest expense over the term of the related debt.

       OPERATING REAL ESTATE ASSETS - The Company values operating real estate assets at cost unless circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. In management's opinion, as of December 31, 1998, the carrying value of real estate assets did not exceed their estimated fair value.

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

       RESTRICTED CASH - Restricted cash as of December 31, 1998 and 1997 includes cash balances totaling $0 and $1,608,558, respectively, of CMOs in which the Company holds a Residual Interest and whose assets and liabilities are consolidated with those of the Company. This cash is not available to the Company or its creditors. Additionally, restricted cash as of December 31, 1998 and 1997 includes $140,000 and $191,538 respectively, in property tax and insurance impound accounts required under the terms of certain notes payable on real estate.

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

       BASIC NET LOSS PER SHARE - Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding for 1998, 1997, and 1996, 8,105,880 shares each year, respectively. The potential common shares related to the 1995 Stock Option Plan (see Note 15) are antidilutive in 1998, 1997 and 1996, and therefore are not included in the weighted average number of shares outstanding. The number of antidilutive potential common share amounts in 1998, 1997 and 1996 were 342,000, 347,000 and 342,000 respectively. The
Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings Per Share, effective January 1, 1977. The adoption of SFAS No. 128 resulted in no change to the Company's historical manner of calculating earnings per share.

       STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers only highly liquid instruments with original maturities of three months or less to be cash equivalents.

       USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include prepayment speeds on principal payments of Mortgage Loans and interest rates. Actual results could differ from those estimates. Refer to
Note 6 regarding assumptions related to the determination of fair value of certain Structured Securities.

       NEW ACCOUNTING PRONOUNCEMENT - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" is expected to be adopted by the Company effective January 1, 2000. This statement establishes standards for accounting for derivative instruments and requires that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure those assets and liabilities at fair value. Management has not fully assessed the impact of adoption of the statement but does not anticipate it will have a significant impact on the presentation of the Company's statements of financial position.

       The Company paid distributions of $0.002 per share and $0.02 per share in the years ended December 31, 1998 and 1996, respectively. There were no distributions paid by the Company in 1997. Of the 1998 distribution, 40.28% was taxable and considered "excess inclusion" income. Of the 1996 distribution, 47.19% was taxable and was also considered "excess inclusion" income

       Excess inclusion income is attributable to Residual Interests for which an election has been made to be treated as a REMIC for Federal income tax purposes. The portion of the Company's distributions determined to be excess inclusion income is taxable to certain otherwise tax-exempt shareholders as unrelated business income. Except for certain entities such as savings and loan associations, the portion of the distribution considered excess inclusion income may not be offset by any deductions or losses, including net operating losses.

4.  RESIDUAL INTERESTS

       General - Each CMO in which the Company has purchased a Residual Interest was rated at the time of its issuance "AAA" by Standard & Poor's Corporation or "Aaa" by Moody's Investors Service, Inc. Each such CMO was comprised of one or more classes of bonds (each, a "Bond Class") and was issued pursuant to an Indenture between the CMO issuer and a specified trustee. Each CMO was structured so that the principal and interest payments received from the collateral pledged to secure such CMO, together with reinvestment income thereon, would be sufficient, irrespective of the rate of prepayments on the collateral, to make timely payments of interest on each Bond Class, to begin the payment of principal on each Bond Class not later than its "first mandatory principal date" and to retire each Bond Class not later than its "stated maturity."

       Residual Interests are classified as either equity or nonequity. Presented in the following table is a schedule of the Nonequity Residual Interests and the Prospective Method yield at December 31, 1998.

NONEQUITY RESIDUAL INTERESTS
----------------------------
(DOLLARS IN THOUSANDS)

                                                                     Book Value                  Prospective
Residual                                 Purchase                   December 31,                    Method
                                                      --------------------------------------
Series                                     Price              1998               1997               Yield
---------------------------------------------------------------------------------------------------------------

Nonequity Residual Interests
-----------------------------------
BT 88-1                                         $1,537              $ 176              $ 179               14.0%
LFR-9                                            2,589                 89                 94               14.0%
CMSC I                                           8,642                 14                104               14.0%
FHLMC 25                                         4,934                  3                  4               14.0%
FHLMC 21                                         5,361                  2                  3               14.0%
---------------------------------------------------------------------------------------------------------------
                                                                    $ 284              $ 384
---------------------------------------------------------------------------------------------------------------

    During 1998, the Company recorded a loss due to other than temporary impairment of its investment in Nonequity Residual Interest of $90, triggered by the decline in the yield on certain investments below the risk-free rate.

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

                                             FIXED RATE RESIDUALS
------------------------------------------------------------------------------------------------------------------------------
                                                                              CMO BOND DATA (100% OF ISSUE)
                                                        ----------------------------------------------------------------------

NAME OF ISSUER                                        TIS               INITIAL   DEC. 31, 1998
AND SERIES/                    TIS               PURCHASE             PRINCIPAL       PRINCIPAL
CMO ISSUE                 PURCHASE      TIS %       PRICE   BOND        BALANCE         BALANCE           BOND         STATED
DATE                          DATE  OWNERSHIP      ($000)  CLASS         ($000)           ($000)         COUPON       MATURITY
------------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust      May 29, 1991     99.990%    $1,537     1-A     $    9,722         $     0            7.35%   Jan 1, 2013
Series 1988-1                                                1-B          8,017               0            8.50%   Apr 1, 2014
(BT 88-1)                                                    1-C         34,769          10,205            8.75%   Apr 1, 2018
Feb 16, 1988                                                 1-D         47,492           5,238            8.63%   Apr 1, 2018
                                                                   ----------------------------
                                                                     $  100,000         $15,443
------------------------------------------------------------------------------------------------------------------------------

2) L F Rothschild      Nov 7, 1990    100.000%    $2,589       A     $   11,000         $     0     Zero Coupon    Jan 1, 2019
Trust 9                                                        B         22,000               0     Zero Coupon    Jan 1, 2019
(LFR-9)                                                        C         54,000           5,849     Zero Coupon    Jan 1, 2019
Dec 2, 1988                                                    D         32,850             405     Zero Coupon    Jan 1, 2019
                                                               E         30,000               0     Zero Coupon    Jan 1, 2019
                                                               R            150             150   Residual Bond    Jan 1, 2019
                                                                   ----------------------------
                                                                     $  150,000         $ 6,404
------------------------------------------------------------------------------------------------------------------------------

3) Collateralized     Dec 21, 1988     44.000%    $4,462     I-1     $  291,000         $     0            7.95%   Feb 1, 2009
Mortgage              Mar 23, 1989     44.000%     4,180     I-2        194,000               0            9.45%   May 1, 2013
                                    ---------   --------
Securities Corp.          Subtotal     88.000%    $8,642     I-3(Z)      15,000          23,469            9.45%   Feb 1, 2017
                                    =========   ========           ----------------------------
Series I (CMSC I)                                                    $  500,000         $23,469
Jan 28, 1987
------------------------------------------------------------------------------------------------------------------------------

4) Federal Home       Jun 22, 1989     55.000%    $4,934    25-A     $  105,923         $     0            9.00%  Nov 15, 2018
Loan Mortgage                                               25-B         51,002               0            9.50%  Nov 15, 2005
Corporation                                                 25-C         53,028               0            9.50%  Mar 15, 2011
Series 25                                                   25-D         46,414               0            9.50%  Feb 15, 2014
(FHLMC 25)                                                  25-E         50,936               0            9.50%  May 15, 2016
Dec 1, 1988                                                 25-F         76,167               0            9.50%  Dec 15, 2018
                                                            25-G         43,940          24,254            9.50%  Feb 15, 2020
                                                            25-H         72,490               0            7.90%  Feb 15, 2020
                                                               R            100               5   Residual Bond   Feb 15, 2020
                                                                   ----------------------------
                                                                     $  500,000         $24,259
------------------------------------------------------------------------------------------------------------------------------

5) Federal Home        Jan 5, 1989     62.500%    $5,361    21-A     $  140,645         $     0            8.90%  Jan 15, 1998
Loan Mortgage                                               21-B        216,267               0            8.90%  Feb 15, 2004
Corporation                                                 21-C        101,503               0            9.10%  Jan 15, 2006
Series 21                                                   21-D         93,376               0            9.25%  Jun 15, 2007
(FHLMC 21)                                                  21-E        122,951               0            9.35%  Feb 15, 2009
Nov 30, 1988                                                21-F        240,408               0            9.45%  Sep 15, 2011
                                                            21-Z         84,750          43,624            9.50%  Jan 15, 2020
                                                               R            100               4   Residual Bond   Jan 15, 2020
                                                                   ----------------------------
                                                                     $1,000,000         $43,628
==============================================================================================================================

    EQUITY RESIDUAL INTERESTS - As of December 31, 1998, the Company does not hold interest in any Owner Trust Residuals. As of December 31, 1997, the Company owned one equity residual interest, CMOT 28 REMIC Residual Interest. On January 30, 1998, the Company sold 49% of its ownership in CMOT 28 and on July 1, 1998, the Company sold the remaining 51% of its ownership. Income and loss related to the operations of CMOT 28 during the period February 1 to July 1, 1998 attributed to the 49% interest sold has been reflected as "minority interest" in the consolidated statement of operations. Although the underlying CMOs in this Residual Interest was not a liability of the Company, under the requirements of generally accepted accounting principles, the Company consolidated the assets and liabilities of the Owner Trust Residuals when over 50% equity interest in the trust was held by the Company.

    As discussed above, on January 30, 1998, the Company sold 49% of its interest in CMOT 28 for $764,400 and on July 1, 1998 the Company sold its remaining 51% interest in CMOT 28 for $1,120,000. These combined sales produced a realized loss of approximately $216,000 reported in the consolidated statement of operations. The net effect on shareholders equity, however, was an increase of approximately $351,000 as a result of recognizing unrealized losses of $567,000 previously recorded on this investment. As a result of these sales, the assets and liabilities of CMOT 28 of $53,340,560 and $53,831,734, respectively, are no longer reported in the consolidated financial statements.

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

                                          CMO COLLATERAL
--------------------------------------------------------------------------------------------------------------
                                                                     CMO COLLATERAL DATA (100% OF ISSUE)
                                                              ------------------------------------------------
                                                                WEIGHTED   DEC 31, 1998    CURRENT   WEIGHTED
                                                                 AVERAGE    COLLATERAL    WEIGHTED    AVERAGE
                                          RESIDUAL                PASS-      PRINCIPAL     AVERAGE   REMAINING
RESIDUAL                                  INTEREST   TYPE OF     THROUGH      BALANCE      COUPON    MONTHS TO
SERIES                                        TYPE  COLLATERAL      RATE          ($000)      RATE    MATURITY
--------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                      Fixed        GNMA      9.00%       $13,982       9.50%        199
LFR-9                                        Fixed        FNMA      9.50%         6,210      10.22%        220
CMSC I                                       Fixed        FNMA      9.50%        21,873      10.13%        192
FHLMC 25                                     Fixed       FHLMC      9.50%        23,546      10.33%        217
FHLMC 21                                     Fixed       FHLMC      9.50%        42,715      10.22%        220
==============================================================================================================

5.  INTEREST ONLY (IO) BONDS

     IO Bonds include both regular IO Bonds and Inverse IO Bonds.
Presented below is a schedule of the Company's IO Bonds and the Prospective Method yield at December 31, 1998.

INTEREST ONLY (IO) BONDS
------------------------
(Dollars in thousands)

                                                                       Book Value                 Prospective
                                             Purchase                 December 31,                  Method
                                                           ----------------------------------
Interest Only Bond                            Price               1998              1997              Yield
-------------------------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                       $8,203        $ 809            $1,303             30.00%
Pru Home Mtg Corp Series 1992-7                     4,776           31               426             14.00%
Bear Stearns Mtg Sec Series 1992-1                  2,720           --               146               N/A
-------------------------------------------------------------------------------------------------------------

                                                                 $ 840            $1,875
=============================================================================================================

During 1998, the Company recorded a loss due to other than temporary impairment of its investment in IO Bonds of $1,983,000 triggered by the decline in yield on certain investments below the risk-free rate.

Certain characteristics of the Company's IO Bonds held at December 31, 1997 are on the following table:

                                            INTEREST ONLY BONDS
------------------------------------------------------------------------------------------------------------
                                                           COLLATERAL DATA (% OF IO HELD BY TIS)
                                            ----------------------------------------------------------------
                                                             WEIGHTED   DEC. 31, 1998    CURRENT    WEIGHTED
NAME OF ISSUER                           TIS                  AVERAGE      COLLATERAL   WEIGHTED     AVERAGE
AND SERIES/                    TIS  PURCHASE                     PASS       PRINCIPAL    AVERAGE   REMAINING
CMO ISSUE                 PURCHASE     PRICE      TYPE OF     THROUGH         BALANCE     COUPON   MONTHS TO
DATE                          DATE     ($000)  COLLATERAL  RATE TO IO           ($000)      RATE    MATURITY
------------------------------------------------------------------------------------------------------------
1) FNMA              July 30, 1992    $8,203         FNMA     49.58 -         $ 2,381       8.94%        268
Series 1992-123                                               (5.67 x
Class S                                                        LIBOR)
July 25, 1992
------------------------------------------------------------------------------------------------------------

2) Prudential         Mar 27, 1992    $4,776         NON-     0.5652%          23,594       8.81%        267
Home Mortgage                                      AGENCY
Corporation
Series 1992-7
March 1, 1992
============================================================================================================


6.  FAIR VALUE OF NONEQUITY RESIDUAL INTERESTS AND IO BONDS

     GENERAL - The fair value of a Residual Interest and an IO Bond is the net present value of the projected future cash flows. The amount of cash flows that may be generated from the Company's Residual Interests and IO Bonds are uncertain and may be subject to wide variations depending primarily upon the rate and timing of prepayments on the mortgage collateral and Inverse IO Bonds and changes in LIBOR. The following information sets forth assumptions used to calculate the projected cash flows on the Company's Residual Interests and IO Bonds, and the present value of these assets at December 31, 1998 and 1997 based on various assumptions and discount factors.

     ASSUMPTIONS - For purposes of the presentations below, the Nonequity Residual Interests are shown as a group and the IO Bonds have been separated into two groups: regular IO Bonds and Inverse IO Bonds. For purposes of projecting future cash flows, the one month LIBOR rate at December 31, 1998 and 1997 of 5.00156% and 5.65625% is used.

          Principal payments on Mortgage Loans may be in the form of scheduled amortization or prepayments (for this purpose, "prepayments" includes principal prepayments and liquidations due to default or other dispositions). The prepayment assumptions used herein are based on an assumed rate of prepayment each month of the unpaid principal balance on a pool of Mortgage Loans.

          The prepayment assumptions used to estimate the fair value of the Company's Nonequity Residual Interests and IO Bonds are the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 31, 1998 and 1997. Bloomberg has obtained this information from sources it believes to be reliable but has not verified such information and assumes no responsibility for the accuracy of such information. The following are the prepayment assumptions used to project cash flows in order to calculate the present value of Nonequity Residual Interests and IO Bonds:

       PREPAYMENT ASSUMPTIONS                                               1997
      --------------------------------------------------------------------------------
                                                                          Percent
                                                                         Prepayment
        Mortgage Collateral                    Pass-Through Rate         Assumption
      --------------------------------------------------------------------------------

        GNMA Certificates                                   9.0%               241%

        FNMA/FHLMC Certificates                             8.5%               286%
        FNMA/FHLMC Certificates                             9.0%               330%
        FNMA/FHLMC Certificates                             9.5%               339%
--------------------------------------------------------------------------------------

        PREPAYMENT ASSUMPTIONS                                              1998
      --------------------------------------------------------------------------------
                                                                          Percent
                                                                         Prepayment
        Mortgage Collateral                    Pass-Through Rate         Assumption
      --------------------------------------------------------------------------------
        GNMA Certificates                                   9.0%               346%

        FNMA Certificates                                   9.5%               401%
        FHLMC Certificates                                  9.5%               361%
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

          PRESENT VALUE OF PROJECTED CASH FLOWS - The tables which follow set forth the present value at December 31, 1998 and December 31, 1997of the projected cash flows discounted at the indicated discount rates subject to the assumptions described above. For example, if cash flows are projected using the Bloomberg Financial Markets ("Bloomberg") Dealer Prepayment Estimates Average, as estimated by several dealers in mortgage-related assets and compiled by Bloomberg as of December 31, 1998 and 1997, and Nonequity Residual Interests in CMOs with fixed rate Bond Classes are discounted at 14%, the present value of the projected cash flows of the Company's Nonequity Residual Interests would
equal approximately $284,000 and $384,000 respectively.   This is the Company's
estimate of the fair value of these assets. Similarly, if cash flows on the Company's regular IO Bonds are discounted at 14% and the cash flows on its Inverse IO Bonds are discounted at 30%, the present value of the projected cash flows on the IO Bonds and inverse IO Bonds would equal $840,000 and $1,875,000 at December 31, 1998 and 1997. The book value is the Company's estimate of the fair value of these IO Bonds. There will be differences between the projected cash flows used to calculate the present value of these assets and the actual cash flows received by the Company, and such differences may be material.

PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
AS OF DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------
(In thousands)
                                             Residual Interests in CMOs with Fixed Rate Bond Classes
                           -----------------------------------------------------------------------------------------
Discount Rate                             10%               12%               14%               16%               18%
Present Value                           $559              $458              $384              $330              $290
--------------------------------------------------------------------------------------------------------------------

PRESENT VALUE OF IO BONDS
AS OF DECEMBER 31, 1997
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
--------------------------------------------------------------------------------------------------------------------


PRESENT VALUE OF NONEQUITY RESIDUAL INTERESTS
AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------------
(In thousands)

                                             Residual Interests in CMOs with Fixed Rate Bond Classes
                           -----------------------------------------------------------------------------------------
Discount Rate                             10%               12%               14%               16%               18%
Present Value                           $359              $318              $284              $258              $235
--------------------------------------------------------------------------------------------------------------------

PRESENT VALUE OF IO BONDS
AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                           Regular Interest Only Bonds
                           -----------------------------------------------------------------------------------------
Discount Rate                             10%               12%               14%               16%               18%
Present Value                            $31               $31               $31               $31               $31

                                                           Inverse Interest Only Bonds
                           -----------------------------------------------------------------------------------------
Discount Rate                             22%               26%               30%               34%               38%
Present Value                           $928              $865              $809              $761              $717
--------------------------------------------------------------------------------------------------------------------

During the second quarter of 1998, the Bear Stearns Mortgage Securities Series 1992-7 Interest Only Bond was retired prior to its maturity as part of an optional redemption of the entire bond series. This redemption resulted in a loss on redemption of investment of $198,000.

7.  COMMERCIAL SECURITIZATIONS

          Commercial Securitizations which include debt obligations that are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate, accounts and other collateral. Presented below is a schedule of Commercial Securitizations owned by the Company:

(In thousands)                                                                    Book Value
                                                                   -----------------------------------------
                                                        Purchase          December 31,          December 31,
Issuer and Series                                          Price                  1998                  1997
------------------------------------------------------------------------------------------------------------
Prudential Securities Series 1993-6                         $250                 $ 184                 $ 184
============================================================================================================

8.  OPERATING REAL ESTATE ASSETS

          During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. During 1998, one property was sold. The carrying value of operating real estate assets at December 31, 1998 and 1997 is presented in the following table:


                                                              December 31,
                       (in thousands)                    1998             1997
         --------------------------------------------------------------------------
           Land                                            $ 4,120          $ 5,024
           Buildings and improvements                       16,920           24,186
           Personal property                                   899            1,300
                                                 ----------------------------------
              Total                                         21,939           30,510
           Less accumulated depreciation
           and amortization                                 (1,767)          (1,813)
                                                 ----------------------------------
              Net                                          $20,172          $28,697
                                                 ==================================

        At December 31, 1998, the Company's three multifamily properties had an overall occupancy of 97.5%.

        In December 1998, the Company divested the River Oaks apartment complex in Hanford, California for a selling price of $8,060,000. After closing costs and prorated items, the Company recorded a loss on sale of approximately $157,000 and net proceeds of approximately $1.5 million. In conjunction with the sale, the purchaser assumed the $6.3 million of mortgage obligation related to the property

9.  FUNDS DUE TO TRUSTEE

        During the fourth quarter of 1998, the trustee for Bankers Trust Series 1988-1 (the "Trustee"), a nonequity residual interest investment of the Company, inadvertently deposited approximately $1.2 million in the Company's accounts. Such amount is reflected within cash and cash equivalents and due to trustee on the accompanying consolidated balance sheet at December 31, 1998. In March 1999, the Company repaid $600,000 of such amount to the Trustee.

       On March 11, 1999, The Trustee filed an action in the United States District against the Company for alleged breach of contract, common count and conversion. The complaint alleges that the Trustee erroneously paid $1.2 million to the Company under the terms of a mortgage-backed security of which the Company is one of the holders, and that the Company has failed to repay approximately $600,000 of those monies despite demand. The complaint requests payment, prejudgment interest, attorneys fees' and costs. The Company acknowledges that it is required to repay the remaining $600,000, but denies that it is liable to the Trustee for any other amounts or that it ever breached any contract, converted monies, or otherwise acted improperly. On March 23, 1999, the Trustee filed an application for a writ of attachment, requesting expedited hearing thereon. The Company opposed the expedited hearing and the Court denied the Trustee's request. On April 1, 1999, the Trustee filed an amended complaint adding a request for a constructive trust, and also set the attachment application for regular hearing on May 11, 1999. The parties have engaged in informal settlement discussions, both before and after the filing of the original complaint. Those discussions continue. If a settlement agreement cannot be reached, the Company intends to oppose the application for an attachment and vigorously defend the action.

10.  NOTES PAYABLE ON REAL ESTATE

        As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then-outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The term of each of the underlying Mortgage Loans is ten years with a fixed annual interest rate of 8.36% for River Oaks and 8.31% for the others The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the fifth year. On December 23, 1998 the Company sold its interest in River Oaks. (See Note 8) The following table summarizes the debt outstanding on the properties as of December 31, 1998 and 1997, respectively. The Shady Lane loan remains in the name of the seller of the property and will continue to remain so until refinanced. The Company is servicing the debt and receives all of the economic benefits from Shady Lane. The weighted average interest rate at December 31, 1998 was 8.30%.


                                                                            Interest                           Monthly
                           Principal Balance               Basis of           Rate                            Principal
                              December 31,                 Interest         Dec. 31,           Due          and Interest
                           -----------------
Property                 1998             1997               Rate             1998            Date             Payment
---------------------------------------------------------------------------------------------------------------------------
Shady Lane              $ 1,292,145      $ 1,327,859       Floating Rate         8.394%          12/1/04             12,063

River Oaks                       --        6,372,237                  --            --                --                 --

Villa San Marcos          6,825,984        6,910,481               Fixed          8.31%           4/1/07             70,597

Four Creeks - I           1,767,100        1,782,994               Fixed          8.16%          12/1/05             13,521

Four Creeks - II          3,908,426        3,956,808               Fixed          8.31%           4/1/07             31,649
---------------------------------------------------------------------------------------------------------------------------

Total                   $13,793,655      $20,350,379                                                               $127,830
===========================================================================================================================

The scheduled principal payments to be made on notes payable on real estate outstanding at December 31, 1998 are as follows (in thousands), except for the Shady Lane property note payable, as discussed below:

                        YEAR                    Amount
                      ----------------------------------
                       1999                 $   175,684
                       2000                     190,822
                       2001                     207,265
                       2002                     225,124
                       2003                     244,523
                       Thereafter            11,458,092
                      ----------------------------------
                       Total                $12,501,510
                      ==================================


       The variable rate loan for the Shady Lane property is payable in monthly installments of $12,063. The floating rate of interest is adjusted every six months, in July and December. Since the principal payments vary each month, the scheduled principal payments are not included in the schedule above.

11.  SHORT-TERM DEBT

          At December 31, 1998 and 1997, the Company's short-term borrowings totaled $667,000 and $2,009,500 respectively. Short-term borrowing consisted of repurchase agreements with Bear Stearns & Co. and Paine Webber. The repurchase agreement borrowings had a weighted average interest rates of 7.129% and 7.272% at December 31, 1998 and 1997, respectively. The repurchase agreements had initial terms of one month, are renewed on a month-to-month basis, are collateralized by some of the Company's nonequity Residual Interests and IO Bonds whose fair values at December 31, 1998 and 1997 approximated $840,000 and $2,000,000 respectively and have a floating rate of interest which is tied to the one month LIBOR rate. The Company has no committed lines of credit.

12.  SEGMENT DATA

          The Company's operations consist of investments in structured securities and a portfolio of multifamily residential housing. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region. Units of each of the buildings are rented to residential tenants on either a month-to-month basis or for terms of one year or less.

          The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Details of the financial results of the Company's real estate operations are segregated in the accompanying income statement, real estate operations results for the twelve months in each of the periods ending December 31, 1998, 1997, and 1996 amounted to a net loss of $426,000, $261,000 and $171,000 respectively. Details of the financial results of the Company's investments in Structured Securities are segregated in the accompanying balance sheet. Net operating results of the investment portfolio for the years ended December 31, 1998, 1997 and 1995 were a net loss of $2,642,000 and net income of $1,495,000 and $701,000 respectively as reflected in the following table:

Financial Instruments Portfolio  ($000)                1998      1997      1996
--------------------------------------                 ----      ----      ----
Income from Mortgage                                $    530     $ 8,387   $ 9,393
Total Interest and CMO Related Expenses               (3,249)     (6,892)   (8,692)
                                                    ------------------------------
Net Income (Loss) from Financial Instruments         ($2,719)    $ 1,495   $   701

The Company does not allocate overhead expenses to its segments nor does management consider such costs in its evaluation of the results of each segment.

13.  SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

          The following items were non-cash transactions with regard to the sale of CMOT-28 and the River Oaks Property for the year ended December 31, 1998.

                                          CMOT-28
               (in thousands)                                                       1998
               ----------------------------------------------------------------------------
               Reduction of Mortgage Certificates                                 $ 51,600
               Reduction of Unamortized Discount on Mortgage Certificates             (885)
               Reduction of Mortgage Certificate Reserve for Loss                     (567)
               Reduction of Restricted Cash on Mortgage Certificates                 1,814
               Reduction of Accrued Interest on CMOs                                   365
               Reduction of CMOs                                                   (53,103)
               Reduction of Unamortized Discount on CMOs                             3,125
               Reduction of Accrued Interest Payable on CMOs                          (745)
               Reduction of Minority Interest                                       (1,352)

                                          RIVER OAKS
               (in dollars)                                                         1998
               ----------------------------------------------------------------------------
               Reduction of Land                                                 ($904,244)
               Reduction of Building                                            (7,266,026)
               Reduction of Plant, Property and Equipment                         (691,230)
               Reduction of Accumulated Depreciation                               848,829
               Reduction of Accounts Receivable                                     (5,462)
               Reduction of Prepaid Assets                                          (6,148)
               Reduction of Amortizable Costs                                     (180,280)
               Reduction of Accounts Payable                                        79,133
               Reduction of Notes Payable                                        6,294,917

14.  COMPREHENSIVE INCOME

          As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") Reporting Comprehensive Income. This statement established standards for the reporting and disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes the net loss as reported on the consolidated statements of operations, and the unrealized gain (loss) due to changes in the fair value of its available-for-sale investments that are reported as a component of shareholders' equity. The following table presents net loss adjusted by the change in unrealized gains or losses on available-for-sale investments as a component of comprehensive income.

                                                       1998       1997     1996
                                                       ----       ----     ----
Unrealized gain (loss) arising during the year:        ($176)    $  262   $ 552

Reclassification adjustments for net realized
 (gains) losses on securities available for
 sale included in net income during the year:          2,487       (442)   (450)
                                                      --------------------------
                                                      $2,311      ($180)  $ 102

15.  STOCK OPTIONS

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

     Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation, is effective for transactions entered into for fiscal years beginning after December 15, 1995. This statement defines a fair-value-based method of account for stock-based compensation. As permitted by SFAS 123, the Company accounts for stock options under APB Opinion. 25, under which no compensation cost has been recognized. The Company has provided the following pro forma net income and earnings per share data as if compensation cost for the Plan had been provided for consistent with SFAS 123. The potential common shares related to the 1995 Stock Option Plan are antidilutive in 1998, 1997 and 1996.

                                             1998       1997     1996
                                             ----       ----     ----
Net Loss (in thousands):      As reported    ($4,136)   ($209)     ($903)
                              Pro forma       (4,136)    (214)      (904)

Earnings per share            As reported     ($0.51)  ($0.03)    ($0.11)
                              Pro forma       ($0.51)  ($0.03)    ($0.11)

The following table summarizes the stock option activity for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                Number of Share
                                                    Options
                                                  Outstanding
                                                ---------------
               Balance, December 31, 1995               336,000
               Granted to officers                        6,000
               Expired                                       --
                                                ---------------
               Balance, December 31, 1996               342,000
               Granted to officers                        6,000
               Expired                                   (1,000)
                                                ---------------
               Balance, December 31, 1997               347,000
               Granted                                       --
               Expired                                   (5,000)
                                                ---------------
               Balance, December 31, 1998               342,000
                                                ===============

     During 1998, 5,000 options expired relating to two unaffiliated directors who were replaced in 1997. During 1997, 1,000 options expired relating to an unaffiliated director who retired in 1996. No other options were exercised, forfeited, or expired during 1998, 1997 or 1996. As of December 31, 1998 and 1997, respectively, 342,000 and 347,000 of the options were exercisable. As of December 31, 1998, 58,000 shares were available under the Plan for granting further options. The weighted average fair value of options granted in 1997and 1996 were $1.02 and $0.18 respectively. No options were granted in 1998. The options outstanding at December 31, 1998 have exercise prices of $1.25, $1.22, $2.25 and $2.26 with a weighted average exercise price of $2.23 and a weighted average remaining contractual life of 6.3 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Management made the following average assumptions for grants in 1997: risk-free interest rate of 6.43%, expected distribution yield of 0%, expected life of 10 years, and expected volatility of 97%.

16.  RELATED PARTY TRANSACTIONS

     Prior to July 1, 1996, the Company had entered into a Management Agreement (the "Management Agreement") with TIS Financial Services Inc., (the "Former Manager") which was renewable annually. At a special meeting of the Board of Directors on June 27, 1996, the Board resolved to let the Management Agreement expire on June 30, 1996 and to have the Company become a self-administered REIT. No management fees were paid in 1998 or 1997; management fees of $77,000 were paid for the first half of 1996. In addition, the Company reimbursed the Former Manager in the amount of $ 28,980, $37,806 and $391,198, respectively for 1998, 1997 and 1996 related to certain general and administrative expenses incurred by the Former Manager on the Company's behalf (see further discussion below).

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

     In April of 1999, the Company entered into a financing agreement with the Former Manager whereby the Former Manager extended a revolving line of credit of $1,000,000 to the Company. (See Note 20)

17.  INTEREST INCOME

     Interest income from Mortgage Related Assets consisted of:

                                  YEARS ENDED DECEMBER 31,
                              ---------------------------------
(IN THOUSANDS)                   1998        1997      1996
---------------------------------------------------------------
Mortgage Certificates, net     $ 2,602       $ 6,059    $ 7,748
Short-term Investments              --             2         16
Residual Interests                  22            39         52
Interest Only (IO) Bonds           171           360        455
Commercial Securitizations           8             0          0
---------------------------------------------------------------
          Total                $ 2,803       $ 6,460    $ 8,271
===============================================================

--------------------------------------------------------------------------------------------------------
(IN THOUSANDS,                        FIRST         SECOND        THIRD          FOURTH
EXCEPT PER SHARE DATA)               QUARTER        QUARTER       QUARTER        QUARTER       TOTAL
--------------------------------------------------------------------------------------------------------
1998
Income
    from Mortgage Related Assets     $ 1,528         $ 1,296       ($  224)     ($ 2,070)        $   530
Income (Loss) from
    Real Estate Operations               (38)            (54)          (45)         (289)           (426)
Net Income (Loss)                       (269)           (609)         (541)       (2,718)         (4,136)
Basic Net Income (Loss) per Share     ($0.03)        $  0.08       ($ 0.07)     ($  0.49)       ($  0.51)

1997
Income (Loss)
    from Mortgage Related Assets     $ 1,788         $ 2,225        $1,676       $ 2,698         $ 8,387
Loss from
    Real Estate Operations               (97)            (65)          (43)          (56)           (261)
Net Income (Loss)                       (417)           (103)         (307)          618            (209)
Basic Net Income (Loss) per Share     ($0.04)        $  0.01       ($ 0.04)      $  0.08        ($  0.03)

18.  DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

          The Company has a Dividend Reinvestment and Share Purchase. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased. During 1992, 5,780 shares were issued under the Plan resulting in an increase to capital of $39,000. No new shares were issued under the Plan thereafter, as all required shares have been purchased in the open market.

19.  CONTINGENCIES

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

          LITIGATION The Company is involved from time to time in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

          ENVIRONMENTAL MATTERS The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such environmental liability could have an adverse effect on the Company's results of operations and cash flow

20.  SUBSEQUENT EVENTS

          EXCHANGE OF SHARES FOR NOVATO MARKETS

          On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. ("Novato") from Pacific Securitization, Inc., ("Pacific") in exchange for 1,613,070 shares of Common Stock (the "Shares") of the Company pursuant to an Agreement and Plan of Reorganization dated as of February 1, 1999, between the Company and Pacific. Pacific is indirectly principally owned by Lorraine O. Legg, the President and Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. The Company's acquisition of Novato was approved by the Company's Board of Directors. Through a wholly-owned subsidiary, Novato owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and owns a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. The shopping centers have a combined commercial and retail space totaling approximately 80,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building. The Company intends to continue operating the shopping centers.

          The Shares were issued to Pacific under an exemption to the registration requirements of the Securities Act of 1933, as amended. Accordingly, the Shares are "restricted securities," as defined in Rule 144 of the Securities Act, and are not freely transferable. The Company granted Pacific one-time demand registration rights with respect to the Shares for the period beginning June 30, 1999 and ending February 2, 2001. It also granted Pacific piggy-back registration rights in the event that the Company files a registration statement under the Securities Act in connection with the proposed offer and sale for cash of shares of

Common Stock by it or by any of its shareholders. The share exchange is intended to be a tax free reorganization within the meaning of Section 368(a)(1) of the Internal Revenue Code of 1986, as amended. Prior to the closing of the share exchange, Novato caused its wholly-owned subsidiary to transfer to Pacific all its rights under a lease, with option to purchase, with Ignacio Properties, LLC, relating to the Ignacio Center in Novato, California, and Pacific agreed to assume all the obligations of the subsidiary under the lease and option. The Company, Novato, Novato's wholly-owned subsidiary and Pacific then entered into an agreement dated as of February 1, 1999, whereby the parties clarified their respective rights and obligations relating to the Ignacio Property and the Company's rights to an escrow established when Pacific originally acquired Novato.

     SHARE PURCHASE FROM TURKEY VULTURE FUND XIII, LTD.

     On February 2, 1999, the Company acquired 793,700 shares of its Common Stock from Turkey Vulture Fund XIII, Ltd. for $1,984,250, 20,000 shares of its Common Stock from Christopher L. Jarratt for $40,000 and 12,000 shares of its Common Stock from James G. Lewis for $24,000, pursuant to an Agreement dated as of February 1, 1999, among the Company, Turkey Vulture Fund, Richard M. Osborne, Third Capital, LLC, Mr. Jarratt and Mr. Lewis. Turkey Vulture Fund, Third Capital and Messrs. Osborne, Jarratt and Lewis agreed that, for a period of seven years, they will not directly or indirectly, among other things, (i) effect or participate in or in any way assist any other person in effecting or participating in (a) any acquisition of securities or rights to acquire securities or assets of the Company or its subsidiaries, (b) any tender or exchange offer, merger or other business combination involving the Company or its subsidiaries, (c) any liquidation or other extraordinary transaction with respect to the Company or its subsidiaries, or (d) any solicitation of proxies or consents to vote any voting securities of the Company; (ii) form or in anyway participate in a "group" with respect to the Company; (iii) otherwise act, alone or in concert with others, to seek to control or influence the management, Board of Directors or policies of the Company or its subsidiaries; (iv) take any action to compel the holding of an annual or special meeting of stockholders; or
(v) enter into any discussions or arrangements with any person relating to the foregoing. The parties also agreed to a mutual general release of all claims arising out of or relating to the business or affairs of the Company or the ownership of its stock. Messrs. Osborne, Jarratt and Lewis resigned from the Company's Board of Directors, effective February 2, 1999. This share purchase and the acquisition of Novato were approved by the Company's Board of Directors and, specifically, by directors with no financial interest in either transaction. The disinterested directors required that the share exchange transaction be closed as a condition to closing the share purchase transaction.


     SALE OF FNMA SERIES 92-123 S

     On March 4, 1999, the Company sold its interest in its IO Bond, FNMA Series 1992-123 S for $782,879. In conjunction with this sale, the Company retired short-term debt of approximately $616,000.

     REVOLVING LINE OF CREDIT

     In April of 1999, the Company entered into a financing agreement with The Former Manager whereby The Former Manager extended a revolving line of credit of $1,000,000 to the Company. The Former Manager and the Company have common ownership and executive officers and as such are related parties. Credit support to the Former Manager includes guaranteed loans by a bank and a board member of the Company in support of the TIS Line to the Company. Additionally, certain of the Company's mortgage assets are pledged as collateral for the TIS Line. This line is to provide working capital to the Company. This revolving line of credit is for a term of one year, is at the rate of prime plus one and one half percent and is secured by the Company's ownership in Bankers Trust series 1988-1 Residual Interest Certificate.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TIS MORTGAGE INVESTMENT COMPANY

Date: April 15, 1999                    By: /s/ Lorraine O. Legg
                                           -----------------------
                                           Lorraine O. Legg, Chief
                                           Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

   /s/ Lorraine O. Legg       Director, President and             April 15, 1999
--------------------------
Lorraine O. Legg              Principal Executive Officer

   /s/ John E. Castello       Executive Vice President (Principal April 15, 1999
--------------------------
John E. Castello              Financial Officer)

   /s/ Douglas B. Fletcher    Director, Chairman of the Board     April 15, 1999
--------------------------
Douglas B. Fletcher

                              Director
--------------------------
Anthony H. Barash

   /s/ Patricia M. Howe       Director                            April 15, 1999
--------------------------
Patricia M. Howe

   /s/ Robert W. Ledoux       Director                            April 15, 1999
--------------------------
Robert W. Ledoux

                              Director
--------------------------
 J. David Schemel

                                  SCHEDULE III

                         TIS MORTGAGE INVESTMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)



                     Column A         Column B             Column C          Column D                 Column E
                     --------         --------             --------          --------                 --------
                                                                                Costs
                                                                              Subsequently   Gross Amount at which Carried
                                                     Initial Cost to Company  Capitalized          at Close of Year
                                                     -----------------------  ------------   -----------------------------
                                                              Buildings                                Buildings
                                                                 and                                      and
                   Description       Encumbrances     Land    Improvements   Improvements    Land      Improvements      Total
                   -----------       ------------     ----    ------------   ------------    ----      ------------      -----

      Shady Lane Village
      Visalia, CA                          $1,292     $379      $1,725           $38         $379        $1,763          $2,142

      Villa San Marcos
      Fresno, CA                            6,826    2,549       7,459            35        2,584         7,459          10,043

      Four Creeks Village
      Visalia, CA                           5,676    1,157       7,698            --        1,157         7,698           8,855
                                     ---------------------------------------------------------------------------------------------

                                          $13,794   $4,989     $16,882           $73       $4,120       $16,920         $21,040
                                     =============================================================================================





                    Column A           Column F           Column G           Column H           Column I
                    --------           --------           --------           --------           --------
                                                                                               Life on which
                                      Accumulated          Year of              Year           Depreciation
                   Description        Depreciation       Construction         Acquired          is Computed
                   -----------        ------------       ------------         --------         --------------

      Shady Lane Village
      Visalia, CA                             $220            1985               1995             40 years

      Villa San Marcos
      Fresno, CA                               736            1991               1995             40 years

      Four Creeks Village
      Visalia, CA                              811           1986-91             1995             40 years
                                            ------
                                            $1,767
                                            ======





                                                  1998                         1997                        1996
                                                  ----                         ----                        ----
                                                      Accumulated                  Accumulated                   Accumulated
                                             Cost     Depreciation         Cost    Depreciation         Cost     Depreciation
                                             ---------------------         --------------------         ---------------------


      Balance at Beginning of Year           $29,210       $1,537          $29,026         $938         $29,026          $339

      Additions (sales) during period
          Purchases
          Sales                               (8,170)        (503)
          Capital Improvements                                                 184
          Depreciation                                        733                           599                           599
                                             ---------------------        ---------------------         ---------------------

      Balance at End of Year                 $21,040       $1,767          $29,210       $1,537         $29,026          $938
                                             ====================          ====================         =====================

