Form 10-K/A
period 1998-12-31
TIS MORTGAGE INVESTMENT CO
filed 1999-04-30
CIK 833088

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

      Securities registered pursuant to Section 12 (g) of the Act:  None
                        ______________________________

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

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
              ---

As of April 27, 1999 the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on that date of the shares on the Pacific Exchange) was approximately $8,008,000.

As of April 27, 1999, there were 8,893,250 shares of Common Stock outstanding.

                             LIST OF ITEMS AMENDED

                                    PART III

Item                                                                                       Page
-----                                                                                     -----
10.       Directors and Executive Officers of the Registrant.                              3
11.       Executive Compensation                                                           4
12.       Security Ownership of Certain Beneficial Owners and Management                   6
13.       Certain Relationships and Related Transactions                                   7



                               TEXT OF AMENDMENT

          Each of the above-listed Items is hereby amended by deleting the Item in its entirety appearing in the Annual Report on Form 10-K of TIS Mortgage Investment Company (the "Company") filed with the Securities and Exchange Commission on April 16, 1999, and replacing each such Item with the corresponding Item that appears in this Amendment No. 1 to Annual Report on Form 10-K

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Biographical Information

     Except as otherwise noted, the following individuals have had the occupations indicated (other than directorships) for at least the past five years. Officers of the Company are elected by the Board of Directors annually to serve for one-year terms, subject to earlier termination, and until their successors are elected. However, both of the Company's executive officers have entered into employment agreements with the Company (see "Employment Agreements" in Item 11 below).

     Anthony H. Barash, 56, Director of the Company since February, 1999. Senior Vice President, Corporate Affairs, and General Counsel, Bowater Incorporated (paper and forest products company) since April 1996; and Partner in the Los Angeles office, Seyfarth, Shaw, Fairweather & Geraldson (a national law firm), where he was a member of the firm's Business Law and Real Estate Group, from May 1993 to April 1996.

     Douglas B. Fletcher, 73, Chairman of the Company since 1997. Chairman and Chief Executive Officer, Fletcher Capital Advisors Incorporated (investment advisor); Partner, Newport Partners (privately-owned venture capital firm); Vice Chairman and Director, The Pacific Horizon Group of mutual funds managed by Bank of America; from 1962 to 1982, Chairman and Chief Executive Officer of Angeles Corporation (AMEX); former Allied Member, New York Stock Exchange; and Chartered Financial Analyst.

     Patricia M. Howe, 70, Director of the Company since 1988; and Chairman of the Company from 1988 to 1997. Chairman, Pacific Securitization Inc. (asset securitization); Chairman, Chief Financial Officer and a Director, Corporate Capital Investment Advisors (holding company); Chairman, TIS Asset Management since 1991; and Chairman, TIS Financial Services, Inc. (financial products) since 1984.

     Robert W. Ledoux, 57, Director of the Company since 1988. General Partner, Venture Growth Associates (investment partnership) since 1998; Associate, Bryan & Edwards (private venture capital) from 1984 to 1998; for the prior 11 years, Vice President, BA Investment Management Co. (wholly-owned subsidiary of Bank of America); and Chartered Financial Analyst.

     Lorraine O. Legg, 59, President and Chief Executive Officer of the Company since 1988; and Director of the Company from 1988 to May 1997 and since September 1997. President, Chief Executive Officer and a Director, Pacific Securitization, Inc.; President, Chief Executive Officer and a Director of Corporate Capital Investment Advisors; President, Chief Executive Officer and Director, TIS Asset Management since 1991; President, Chief Executive Officer and a Director, TIS Financial Services, Inc. since 1984; Director (since 1993) and President and Chief Executive Officer (from December 1995 to June 1998), Meridian Point Realty Trust VIII Co.; and Director (from 1993 to September 1998) and President and Chief Executive Officer (from February 1996 to September
1998), Meridian Point Realty Trust `83. Director, Downtown Association of San Francisco; Chairman, Planned Giving Foundation; and Director, CFI ProServices, Inc.

     J. David Schemel, 43, Director of the Company since February, 1999. Managing Member, Vista Marin, LLC (owner and manager of an office building in Redwood City, California) since 1998; Managing Member, DSDI, LLC (owner of apartment buildings in San Francisco and on the San Francisco Peninsula) since 1994; Managing Member, Oxford Associates, LLC (residential home developer) since 1996; and from 1988 to 1994, Vice President, TRI Commercial Real Estate, for which he managed various workout transactions.

     John E. Castello, 54, Executive Vice President and Chief Financial Officer of the Company since 1988 and its Treasurer since June 1993. Senior Vice President, TIS Financial Services, Inc. since 1984; Director and Senior Vice President, TIS Asset Management since 1991; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust `83 from February 1996 to September 1998; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust VIII Co. from December 1995 to June 1998; and Assistant Secretary, INVG Mortgage Securities Corp. from 1992 to 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the principal exchange on which the Common Stock is listed. Officers, directors and greater than ten percent stockholders are also required to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them during the reporting period ended December 31, 1998.

Item 11.  Executive Compensation.

Compensation of Executive Officers

     The following table sets forth information regarding compensation paid or payable by the Company to the Company's executive officers for the years indicated below.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                                        Year               Annual Compensation
---------------------------                                       -----              -------------------
Lorraine O. Legg                                                   1998                     $95,000
President and Chief Executive Officer                              1997                      95,000
                                                                   1996                      47,500(1)

John E. Castello                                                   1998                     $80,000
Executive Vice President and Principal Financial                   1997                      80,000
 Officer                                                           1996                      40,000(1)

---------------

(1) On July 1, 1996, the Company became a self-administered real estate investment trust. Prior to that date, the Company was party to an agreement (the "Management Agreement") with TIS Financial Services, Inc. (the "Former Manager"), under which the Former Manager managed the Company's day-to-day operations, subject to the supervision of the Board of Directors. Under the Management Agreement, the Company paid certain fees and expenses to the Former Manager and did not pay cash compensation to its executive officers. The amounts shown as compensation paid or payable by the Company in 1996 are the amounts earned from and after July 1, 1996, the date on which the

    Company became self-administered and began paying its executive officers salaries. See also "Item 13. Certain Relationships and Related Transactions" below.

     Stock Options. The Company did not grant any options to its executive officers in 1998. Ms. Legg currently holds fully exercisable options to acquire 150,000 shares of Common Stock at a per share exercise price of $2.23. Mr. Castello currently holds fully exercisable options to acquire 50,000 shares of Common Stock at a per share exercise price of $2.23. All such options were granted in 1995 and expire in 2005 (subject to earlier termination in the event of termination of employment, disability or death). The per share exercise price of such options exceeded the $0.50 closing price of the Common Stock on December 31, 1998.

     Employment Agreements. The Company has employment agreements with Ms. Legg and Mr. Castello. Ms. Legg's agreement provides for an initial term through July 1, 1999, and Mr. Castello's agreement provides for an initial term through July 1, 1998. Both agreements have evergreen renewal provisions that automatically extend the term of the agreements for one year, unless either party provides prior written notice to terminate during the periods provided by the agreement. Each agreement includes (i) an annual base salary of $95,000 for Ms. Legg and $80,000 for Mr. Castello; (ii) an annual incentive performance bonus determined at the discretion of the Board of Directors; (iii) certain fringe benefits; (iv) payment of 50% of the cost of certain medical and disability insurance and (v) two weeks paid vacation per calendar year for the first four years of service (three weeks per calendar year thereafter).

     Each agreement provides for the officer to receive his or her accrued base salary to the date of termination by reason of death or disability (as defined in the agreements). Each agreement also provides for the officer to receive his or her base salary, incentive bonus and fringe benefits that are accrued and unpaid up to the date of termination for "cause" (as defined in the agreements) or if the officer terminates the agreement without "good reason" (as defined in the agreements). If the officer is terminated other than for cause, or he or she quits for good reason (which includes a change of control), he or she will receive: (i) any unpaid portion of his or her base salary and incentive bonus accrued and unpaid through the termination date; (ii) a severance payment in the amount of 299% of the higher of the officer's combined base salary and actual incentive bonus for the preceding fiscal year and the average of the officer's combined base salary and incentive bonus for the three preceding years, provided that the total severance payment is not less than $283,100 for Ms. Legg and $239,000 for Mr. Castello; (iii) immediate vesting of all stock options held by the officer and (iv) continuation of all fringe benefits until the earlier of the officer's securing full-time employment or completion of the term of the agreement remaining at the time of termination. Each agreement provides that during the term of the agreement, and for one year after termination of the employment relationship by the Company without cause or by the officer for good reason, the officer will not be affiliated with a "Competing REIT" (as defined in the agreements).

Compensation of Directors

     The Company pays an annual fee of $12,000 to each non-employee director and a fee of $300 for each Board meeting and each Board committee meeting attended by each such director (except meetings by conference telephone). The Company reimburses directors for costs and expenses incurred in attending such meetings.

     Under the Company's 1995 Stock Option Plan, each Unaffiliated Director in office at the close of each annual meeting is granted an option to purchase 1,000 shares of Common Stock as of the tenth business day immediately following each such annual meeting of stockholders. Such options are exercisable on the date of grant, and remain exercisable for ten years from the grant date, unless the Unaffiliated Director's services to the Company terminate at an earlier date. The exercise price is equal to 110% of the fair market value of the optioned shares on the date the option is granted, except that the exercise price is reduced by the amount of any dividends declared after the date the optionee is eligible to purchase such shares. In no event, however, is the exercise price to be less than 50% of the fair market value of the optioned share on the date the option is granted. No options were granted in 1998, as no annual meeting of stockholders was held in that year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of shares of Common Stock as of April 19, 1999, by (i) each person known to the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each director and nominee for director, (iii) each individual named in the summary compensation table below and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property rights where applicable.

         Name                                     Number of Shares                 Percentage of Common
         -----                                   -----------------                 --------------------
Pacific Securitization, Inc.              }
  Lorraine O. Legg                                      1,613,070    (1)                   18.1%
  Patricia M. Howe

John V. Winfield                          }
  The Intergroup Corporation                              774,200    (2)                    8.6%
  Santa Fe Corporation

Anthony H. Barash                                           7,000          *
Douglas B. Fletcher                                        15,600    (3)   *
Patricia M. Howe                                          154,820    (4)                    1.7%
Robert W. Ledoux                                            9,050    (5)   *
Lorraine O. Legg                                          206,700    (6)                    2.3%
J. David Schemel                                                0
John E. Castello                                           76,000    (7)   *
All directors and executive officers as a               2,082,240    (8)                   22.6%
 group (7 persons)

_________

*Holds less than 1%.


(1) Represents shares held of record by Pacific Securitization, Inc. ("Pacific"), a wholly-owned subsidiary of E & L Associates, Inc. ("E&L"), which is in turn a wholly-owned subsidiary of Corporate Capital Investment Advisors ("CCIA"). CCIA is principally owned by Lorraine O. Legg, the President, Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. The business address of Pacific, E&L, CCIA, Ms. Legg and Ms. Howe is 655 Montgomery Street, Suite 800, San Francisco, California 94111. See also notes (4) and (6) below.

(2) All information with respect to Mr. Winfield, The Intergroup Corporation ("Intergroup") and Santa Fe Corporation ("Santa Fe") is based solely on a
     Schedule 13D dated July 31, 1997, as amended by an Amendment No. 2 to
     Schedule 13D dated February 27, 1999, filed by them with the Securities and Exchange Commission (the "SEC"). Mr. Winfield has sole voting and dispositive power with respect to 193,000 shares owned by him directly. As the Chairman, President, Chief Executive Officer and controlling shareholder of Intergroup, Mr. Winfield shares voting and dispositive power with Intergroup with respect to 471,100 shares owned by Intergroup directly. As the Chairman, President and Chief Executive Officer of Santa Fe, he shares voting and dispositive power with Santa Fe with respect to 110,100 shares owned by Santa Fe directly. The business address of Mr. Winfield and Intergroup is 2121 Avenue of the Stars, Suite 2020, Los Angeles, California 90067. The business address of Santa Fe is 2251 San Diego Avenue, Suite A-151, San Diego, California 92110.

(3) Includes 3,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

(4) Includes 50,000 shares held through an individual retirement account and 101,000 shares issuable under options exercisable within 60 days of the date of this proxy statement. Does not include 1,613,070 shares held of record by Pacific (see note (1) above). Ms. Howe shares voting and dispositive power with respect to the 1,613,070 shares held by Pacific directly. Ms. Howe has sole voting and dispositive power over all other shares held by her.

(5) Includes 500 shares held in an individual retirement account for the benefit of Mr. Ledoux's wife, as to which Mr. Ledoux shares voting and investment power, and 3,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

(6) Includes 56,600 shares held through certain trusts or an individual retirement account, and 150,000 shares issuable under options exercisable within 60 days of the date of this proxy statement. Does not include 1,613,070 shares held of record by Pacific (see note (1) above). Ms. Legg shares voting and dispositive power with respect to the 1,613,070 shares held by Pacific directly. Ms. Legg has sole voting and dispositive power over all other shares held by her.

(7) Includes 2,300 shares held in an individual retirement account for the benefit of Mr. Castello's wife, as to which Mr. Castello shares voting and investment power, 4,000 shares held in custody for Mr. Castello's two sons, as to which Mr. Castello shares voting and investment power, and 50,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

(8) Includes 1,613,070 shares held of record by Pacific (see notes (1), (4) and (6) above) and 307,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

Item 13.  Certain Relationships and Related Transactions

     TIS Financial Services, Inc. The Company has a Facilities and Expense Sharing Agreement (the "Sharing Agreement") with TIS Financial Services, Inc. (the "Former Manager"). The Sharing Agreement provides for the prorata sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. The prorata sharing is determined based upon the relative benefit received by each party in accordance with the amount of space used or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Sharing Agreement continues in effect until terminated by one of the parties on 30 days' prior written notice or until the parties no longer share office space. The Company paid the Former Manager $28,980 under the Sharing Agreement in 1998.

     In April 1999, the Company entered into a financing agreement with the Former Manager, whereby the Former Manager extended a revolving line of credit of $1 million to the Company. This revolving line of credit is to provide working capital to the Company. It is for a term of one year, is at the annual rate of prime plus one and one-half percent and is secured by the Company's ownership in Bankers Trust Series 1988-1 Residual Interest Certificate. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed. In order to provide the revolving line of credit, the Former Manager has obtained the commitments of DSDI, LLC, an entity controlled by Mr. Schemel, for $625,000 and an unrelated lender for the remainder, both on the same terms as the revolving line of credit.

     The executive officers of the Former Manager include the following persons, who also serve as directors and/or executive officers of the Company: Patricia
M. Howe, Chairman of the Board of the Former Manager; Lorraine O. Legg, President and Chief Executive Officer of the Former Manager; and John E. Castello, Senior Vice President of the Former Manager. Ms. Howe and Ms. Legg each own

38.125% of the outstanding stock of CCIA, the parent of the Former Manager and the indirect parent of Pacific.

     Pacific. On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. ("Novato") from Pacific, in exchange for 1,613,070 shares of Common Stock (or approximately 18.1% of its then outstanding shares). Through a wholly-owned subsidiary, Novato owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. The shopping centers have combined commercial and retail space totaling approximately 80,000 square feet. Pacific is indirectly principally owned by Ms. Legg, the President and Chief Executive Officer and a director of the Company, and Ms. Howe, a director of the Company. The Company's acquisition of Novato was approved by the Company's Board of Directors and, specifically, by directors with no financial interest in or other relationship to Pacific or its owners.

     The shares of Common Stock were issued to Pacific under an exemption to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, the shares are "restricted securities," as defined in Rule 144 adopted under the Securities Act, and are not freely transferable. The Company granted Pacific one-time demand registration rights with respect to the shares for the period beginning June 30, 1999 and ending February 2, 2001. It also granted Pacific piggy-back registration rights exercisable if the Company files a registration statement under the Securities Act in connection with the proposed offer and sale for cash of shares of Common Stock by it or by any of its other stockholders.

     Before the closing of the share exchange, Novato caused its wholly-owned subsidiary to transfer to Pacific all its rights under a lease, with option to purchase, with Ignacio Properties, LLC, relating to the Ignacio Center in Novato, California (the "Ignacio Property"), and Pacific agreed to assume all the obligations of the subsidiary under the lease and option. The Company, Novato, Novato's wholly-owned subsidiary and Pacific then entered into an agreement whereby the parties clarified their respective rights and obligations relating to the Ignacio Property and the Company's rights to an escrow established when Pacific originally acquired Novato. Mr. Barash controls Ignacio Properties LLC and subsequent to this transaction became a director of the Company.

     Turkey Vulture Fund XIII, Ltd., Third Capital LLC and Messrs. Osborne, Jarratt and Lewis. On February 2, 1999, the Company repurchased 793,700 shares of its Common Stock from Turkey Vulture Fund XIII, Ltd. ("TVF") for $1,984,250, 20,000 shares of its Common Stock from Mr. Jarratt for $40,000 and 12,000 shares of its Common Stock from Mr. Lewis for $24,000, pursuant to an agreement among the Company, TVF, Third Capital, LLC ("Third Capital") and Messrs. Osborne, Jarratt and Lewis.

     TVF, Third Capital and Messrs. Osborne, Jarratt and Lewis agreed that, for a period of seven years, they will not directly or indirectly, among other things, (i) effect or participate in or in any way assist any other person in effecting or participating in (a) any acquisition of securities or rights to acquire securities or assets of the Company or its subsidiaries, (b) any tender or exchange offer, merger or other business combination involving the Company or its subsidiaries, (c) any liquidation or other extraordinary transaction with respect to the Company or its subsidiaries or (d) any solicitation of proxies or consents to vote any voting securities of the Company; (ii) form or in any way participate in a "group" with respect to the Company; (iii) otherwise act, alone or in concert with others, to seek to control or influence the management, Board of Directors or policies of the Company or its subsidiaries; (iv) take any action to compel the holding of an annual or special meeting of stockholders or
(v) enter into any discussions or arrangements with any person relating to the foregoing.

     The parties also agreed to a mutual general release of all claims arising out of or relating to the business or affairs of the Company or the ownership of its stock. Messrs. Osborne, Jarratt and Lewis resigned from the Company's Board of Directors, effective February 2, 1999. This share repurchase was approved by the Company's Board of Directors and, specifically, by directors with no financial interest in the transaction.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TIS MORTGAGE INVESTMENT COMPANY

Date: April 30, 1999                        By:   /s/ Lorraine O. Legg
                                               -----------------------
                                               Lorraine O. Legg, Chief
                                               Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.



/s/ Lorraine O. Legg                      Director, President and                      April 30, 1999
---------------------------------------   Chief Executive Officer
Lorraine O. Legg                          (Principal Executive Officer)


   /s/ John E. Castello                   Executive Vice President and                 April 30, 1999
---------------------------------------   Chief Financial Officer
John E. Castello                          (Principal Financial Officer)


   /s/ Douglas B. Fletcher                Director, Chairman of the Board              April 30, 1999
---------------------------------------
Douglas B. Fletcher


                                          Director
---------------------------------------
Anthony H. Barash


   /s/ Patricia M. Howe                   Director                                     April 30, 1999
---------------------------------------
Patricia M. Howe


   /s/ Robert W. Ledoux                   Director                                     April 30, 1999
---------------------------------------
Robert W. Ledoux


                                          Director
---------------------------------------
J. David Schemel
