Form 10-Q
period 1999-03-31
TIS MORTGAGE INVESTMENT CO
filed 1999-05-25
CIK 833088

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1999


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

                            Yes    X         NO____
                                -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock            Outstanding at May 14, 1999
       ---------------------            ---------------------------

          $.001 PAR VALUE                     8,893,250 SHARES

                        TIS MORTGAGE INVESTMENT COMPANY

                                     Index


                        Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                         Page Number
Consolidated Financial Statements                                     3

Condensed Consolidated Balance Sheets
      March 31, 1999 and December 31, 1998                            4

Condensed Consolidated Statements of Operations
      Three months ended March 31, 1999 and 1998                      5

Condensed Consolidated Statements of Cash Flows
      Three months ended March 31, 1999 and 1998                      6

Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                15

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                        18

                          Part II.  Other Information

Item 1.  Legal Proceedings                                           19

Item 6.  Exhibits and Reports on Form 8-K                            19

--------------------------------------------------------------------------------
                         PART 1:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 1998 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   (Amounts in Thousands except Share Data)

                                                                March 31, 1999                December 31, 1998
--------------------------------------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
      Residual Interests                                          $    293                       $    284
      Interest Only (IO) Bonds                                           9                            840
      Commercial Securitizations                                       184                            184
                                                                  --------                       --------
            Total Mortgage Related Assets                              486                          1,308
                                                                  --------                       --------

Operating Real Estate Assets, net                                   28,182                         20,172
                                                                  --------                       --------

Other Assets
      Cash and Cash Equivalents                                         80                          2,767
      Restricted Cash                                                  525                            140
      Accrued Interest and Accounts Receivable, Net                    103                             33
      Amortizable Costs, Net                                           400                            351
      Prepaid Expenses                                                 267                            285
                                                                  --------                       --------
            Total Other Assets                                       1,375                          3,576
                                                                  --------                       --------

            Total Assets                                          $ 30,043                       $ 25,056
                                                                  ========                       ========
--------------------------------------------------------------------------------------------------------------------


LIABILITIES
Accounts Payable and Accrued Liabilities                          $    728                       $    473
Due to Trustee                                                         621                          1,218
Accrued Interest Payable                                                34                            116
Notes Payable on Real Estate                                        19,761                         13,794
Short-term Debt                                                         --                            667
                                                                  --------                       --------
            Total Liabilities                                       21,144                         16,268
                                                                  --------                       --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880 and
      8,893,250 shares issued and outstanding on
      December 31, 1998 and March 31, 1999,
      respectively.                                                      9                              8
Additional Paid-in Capital                                          76,467                         74,696
Accumulated Other Comprehensive Income (Loss)                            8                            (11)
Retained Deficit                                                   (67,585)                       (65,905)
                                                                  --------                       --------
            Total Shareholders' Equity                               8,899                          8,788
                                                                  --------                       --------

            Total Liabilities and Shareholders' Equity            $ 30,043                       $ 25,056
                                                                  ========                       ========
--------------------------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (Amounts In Thousands except Per Share Data)

                                                                                         Three Months Ended
                                                                                              March 31
                                                                      ------------------------------------------------------
                                                                                    1999                           1998
----------------------------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest Income
  Mortgage Certificates, net                                                       $  --                       $ 1,348
  Short-term Investments                                                               6                             1
  Residual Interests                                                                   8                            35
  Interest Only (IO) Bonds                                                            41                            55
Valuation Reserve Reduction                                                           --                           110
Gain (Loss) on Sale of Mortgage Related Assets                                         8                           (21)
                                                                      -------------------           -------------------
  Income from Mortgage Related Assets                                                 63                         1,528
                                                                      -------------------           -------------------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
  Interest                                                                            --                         1,510
  Administration Fees                                                                 --                            17
  Amortization of Deferred Bond Issuance Costs                                        --                            33
Short-term Debt                                                                        1                            38
                                                                      -------------------           -------------------
  Total Interest and CMO Related Expenses                                              1                         1,598
                                                                      -------------------           -------------------

REAL ESTATE OPERATIONS
Rental and Other Income                                                              852                         1,017
Operating and Maintenance Expenses                                                  (269)                         (367)
Interest on Real Estate Notes Payable                                               (437)                         (423)
Depreciation and Amortization                                                       (157)                         (183)
Property Taxes                                                                       (74)                          (82)
                                                                      -------------------           -------------------
  Loss from Real Estate Operations                                                   (85)                          (38)
                                                                      -------------------           -------------------

OTHER EXPENSES
General and Administrative Expense                                                   280                           266
Repurchase of Common Stock in Excess of Market                                     1,377                            --
                                                                      -------------------           -------------------
  Total Other Expenses                                                             1,657                            --

Loss Before Minority Interest                                                     (1,680)                         (374)
Minority Interest                                                                     --                           105
                                                                      -------------------           -------------------

  Net Loss                                                                       ($1,680)                       ($ 269)
-----------------------------------------------------------------------------------------------------------------------

Basic Loss per Share                                                              ($0.19)                       ($0.03)

Weighted Average Shares Outstanding                                                8,631                         8,106
-----------------------------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Amounts in Thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                -------------------------------------------
                                                                                         1999                         1998
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                              ($1,680)                      ($ 269)
Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation and Amortization                                                  32                          204
            Depreciation of Operating Real Estate Assets                                  157                          183
            Valuation Reserve Provision                                                    --                         (856)
      Increase in Accrued Interest and Accounts Receivable                                (83)                        (103)
      Decrease in Prepaid Expenses                                                         29                           --
      Decrease (Increase) in Other Assets                                                  --                          (25)
      Decrease in Accounts Payable and Accrued Liabilities                                179                         (359)
      Decrease in Accrued Interest Payable                                                (82)                         (56)
                                                                                ---------------             ---------------
                  Net Cash Used in Operating Activities                                (1,448)                      (1,281)
                                                                                ---------------             ---------------
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) in Restricted Cash                                                (93)                        (349)
Investment in Real Estate Assets                                                          (28)                         (19)
Principal Reduction in Mortgage Certificates                                               --                        4,035
Principal Reduction (Increase)` in Residual Interests                                      (9)                        (118)
Principal Reduction in IO Bonds                                                           831                          145
Purchase of TISMIC Shares                                                                (671)                          --
Net Cash Received in Purchase of Novato Markets                                            16                           --
Net Increase in Minority Interest in CMO                                                   --                        1,531
                                                                                ---------------             ---------------
                  Net Cash Provided by Investment Activities                               46                        5,225
                                                                                ---------------             ---------------
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Due to Trustee                                                               (600)                          --
Decrease in Short-term Debt                                                              (667)                        (267)
Increase in Notes Payable on Real Estate                                                   45                           --
Principal Payments on Notes Payable on Real Estate                                        (63)                         (68)
Principal Payments on CMO's                                                                --                       (3,679)
                                                                                ---------------             ---------------
                  Net Cash Used in Financing Activities                                (1,285)                      (4,014)
                                                                                ---------------             ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                   (2,687)                         (70)
Cash and Cash Equivalents at Beginning of Period                                        2,767                          185
                                                                                ---------------             ---------------

Cash and Cash Equivalents at End of Period                                            $    80                      $   115
                                                                                ===============             ===============
---------------------------------------------------------------------------------------------------------------------------


            See Notes to Condensed Consolidated Financial Statements

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


Note 1 - Basis Of Presentation

          The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

          The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In addition to the TIS Line (see Note 8), management is currently evaluating the Company's alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of (i) the sale of real property, (ii) the sale of Structured Securities, (iii) reducing general and administrative expenses, (iv) refinancing existing debt, and (v) entering into joint venture arrangement with third parties. Management can provide no assurances as to the timing or ultimate closure of any of the alternatives. These strategies are dependent on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that the proceeds from the TIS Line, together with its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern throughout 1999, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

Note 2 - Summary of Significant Accounting Policies

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

          Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid instruments with original maturities of three months or less to be cash equivalents. During the three months ended March 31, 1999, the Company acquired real estate and assumed the underlying debt by issusing shares of the Company's common stock in a non-cash transaction (See
Note 9).

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

Note 3 - Residual Interests

         Presented below is a schedule of the residual interests owned by the Company.

RESIDUAL INTERESTS
------------------
(In thousands)

                                                                                              Book Value
                                                                        ----------------------------------------------------
                                                                Purchase                 March 31,              December 31,
Residual Series                                                    Price                      1999                      1998
----------------------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                                           $1,537                     $ 193                     $ 176
LFR-9                                                              2,589                        81                        89
CMSC I                                                             8,642                        14                        14
FHLMC 25                                                           4,934                         3                         3
FHLMC 21                                                           5,361                         2                         2
----------------------------------------------------------------------------------------------------------------------------

Total Residual Interests                                                                     $ 293                     $ 284
============================================================================================================================

          CMO Bonds in Residual Interests - Certain characteristics of the CMO Bonds in the Company's Residual Interests are on the following tables:

                                                        RESIDUAL INTERESTS
-------------------------------------------------------------------------------------------------------------------------------
                                                                               CMO Bond Data (100% Of Issue)
                                                         ----------------------------------------------------------------------
Name of Issuer                                        TIS               Initial    Mar. 31, 1999
and Series/                 TIS                  Purchase             Principal        Principal
CMO Issue              Purchase          TIS %      Price    Bond       Balance          Balance            Bond         Stated
Date                       Date      Ownership     ($000)   Class        ($000)           ($000)          Coupon       Maturity
-------------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust       May 29, 1991   99.990%    $  1,537    1-A      $    9,722       $       0     7.35%           Jan 1, 2013
Series 1988-1                                                1-B           8,017               0     8.50%           Apr 1, 2014
(BT 88-1)                                                    1-C          34,769           9,385     8.75%           Apr 1, 2018
Feb 16, 1988                                                 1-D          47,492           4,601     8.63%           Apr 1, 2018
                                                                      --------------------------
                                                                      $  100,000       $  13,986
-------------------------------------------------------------------------------------------------------------------------------

2) L F Rothschild      Nov 7, 1990   100.000%    $  2,589      A      $   11,000       $       0     Zero Coupon    Jan 1, 2019
Trust 9                                                        B          22,000               0     Zero Coupon    Jan 1, 2019
(LFR-9)                                                        C          54,000           5,670     Zero Coupon    Jan 1, 2019
Dec 2, 1988                                                    D          32,850              11     Zero Coupon    Jan 1, 2019
                                                               E          30,000               0     Zero Coupon    Jan 1, 2019
                                                               R             150             150   Residual Bond    Jan 1, 2019
                                                                      --------------------------
                                                                      $  150,000       $   5,831
-------------------------------------------------------------------------------------------------------------------------------

3) Collateralized     Dec 21, 1988    44.000%    $  4,462    I-1      $  291,000       $       0            7.95%   Feb 1, 2009
Mortgage              Mar 23, 1989    44.000%       4,180    I-2         194,000               0            9.45%   May 1, 2013
                                     ---------   --------
Securities Corp.          Subtotal    88.000%    $  8,642  I-3(Z)         15,000          21,062            9.45%   Feb 1, 2017
                                     =========   ========             --------------------------
Series I (CMSC I)                                                     $  500,000       $  21,062
Jan 28, 1987
-------------------------------------------------------------------------------------------------------------------------------

4) Federal Home       Jun 22, 1989    55.000%    $  4,934    25-A     $  105,923       $       0            9.00%  Nov 15, 2018
Loan Mortgage                                                25-B         51,002               0            9.50%  Nov 15, 2005
Corporation                                                  25-C         53,028               0            9.50%  Mar 15, 2011
Series 25                                                    25-D         46,414               0            9.50%  Feb 15, 2014
(FHLMC 25)                                                   25-E         50,936               0            9.50%  May 15, 2016
Dec 1, 1988                                                  25-F         76,167               0            9.50%  Dec 15, 2018
                                                             25-G         43,940          21,414            9.50%  Feb 15, 2020
                                                             25-H         72,490               0            7.90%  Feb 15, 2020
                                                                R            100               4   Residual Bond   Feb 15, 2020
                                                                      --------------------------
                                                                      $  500,000       $  21,418
-------------------------------------------------------------------------------------------------------------------------------

5) Federal Home        Jan 5, 1989    62.500%    $  5,361    21-A     $  140,645       $       0            8.90%  Jan 15, 1998
Loan Mortgage                                                21-B        216,267               0            8.90%  Feb 15, 2004
Corporation                                                  21-C        101,503               0            9.10%  Jan 15, 2006
Series 21                                                    21-D         93,376               0            9.25%  Jun 15, 2007
(FHLMC 21)                                                   21-E        122,951               0            9.35%  Feb 15, 2009
Nov 30, 1988                                                 21-F        240,408               0            9.45%  Sep 15, 2011
                                                             21-Z         84,750          39,316            9.50%  Jan 15, 2020
                                                                R            100               4   Residual Bond   Jan 15, 2020
                                                                      --------------------------
                                                                      $1,000,000       $  39,320
===============================================================================================================================

          CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                                 CMO COLLATERAL
-----------------------------------------------------------------------------------------------------------------
                                                                   CMO Collateral Data (100% of Issue)
                                                            ------------------------------------------------
                                                               Weighted   Mar.31, 1999     Current    Weighted
                                                                Average     Collateral    Weighted     Average
                                      Residual                    Pass-      Principal     Average   Remaining
Residual                              Interest       Type of    Through        Balance      Coupon   Months to
Series                                    Type    Collateral       Rate         ($000)        Rate   Maturity
-----------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                  Fixed          GNMA       9.00%        12,743        9.50%        196
LFR-9                                    Fixed          FNMA       9.50%         5,663       10.21%        217
CMSC I                                   Fixed          FNMA       9.50%        19,985       10.14%        189
FHLMC 25                                 Fixed         FHLMC       9.50%        20,793       10.35%        214
FHLMC 21                                 Fixed         FHLMC       9.50%        38,145       10.22%        217
=================================================================================================================


Note 4 - Interest Only (IO) Bonds

     IO Bonds include both regular IO Bonds and Inverse IO Bonds. On March 4, 1999, the Company sold its interest in its IO Bond, FNMA Series 1992-123 S for $782,879. This sale generated a gain of approximately $8,000. Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)

                                                         Book Value
                                              -------------------------------
Name and Issuer                      Purchase    March 31,      December 31,
and Series                             Price         1999             1998
-----------------------------------------------------------------------------

FNMA Series 1992-123 Class S         $8,203      $     --       $       809
Pru Home Mtg Corp Series 1992-7       4,776             9                31
-----------------------------------------------------------------------------
                                                  $     9       $       840
=============================================================================

     Certain characteristics of the Company's IO Bonds are on the following table:

                                                INTEREST ONLY BONDS
--------------------------------------------------------------------------------------------------------------------
                                                            Collateral Data (% of IO held by TIS)
                                             ----------------------------------------------------------------
                                                                 Weighted    Mar. 31, 1999     Current    Weighted
Name of Issuer                               TIS                  Average       Collateral    Weighted     Average
and Series/                     TIS     Purchase                     Pass        Principal     Average   Remaining
CMO Issue                  Purchase        Price     Type of      Through          Balance      Coupon   Months to
Date                           Date       ($000)  Collateral   Rate to IO           ($000)        Rate    Maturity
--------------------------------------------------------------------------------------------------------------------
1) Prudential          Mar 27, 1992    $   4,776         NON       0.5652%   $      19,663        8.80%        264
Home Mortgage                                         AGENCY
Corporation
Series 1992-7
March 1, 1992
--------------------------------------------------------------------------------------------------------------------
====================================================================================================================

Note 5 - Operating Real Estate Assets

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

     On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. ("Novato") from Pacific Securitization, Inc., ("Pacific"). Novato, through its wholly owned subsidiary P-SUB I, Inc. ("PSUB-I") owns two shopping centers in Northern California ( See Note 9).

     The carrying value of operating real estate assets at March 31, 1998 and December 31, 1998 is presented in the following table:

                                                 March 31,      December 31,
                       (in thousands)              1999             1998
         ---------------------------------------------------------------------
           Land                                  $  5,985       $   4,120
           Buildings and improvements              23,204          16,920
           Personal property                          917             899
                                                 -----------------------------
             Total                                 30,106          21,939
           Less accumulated depreciation
             and amortization                      (1,924)         (1,767)
                                                 -----------------------------
             Net                                 $ 28,182       $  20,172
                                                 =============================

     At March 31, 1998, the Company's three multifamily properties had an overall occupancy of 95%. The shopping centers had 1 vacancy representing 2% of the total rentable square footage.

Note 6 - Notes Payable on Real Estate

     As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then-outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The term of each of the underlying Mortgage Loans is ten years with a fixed annual interest rate of 8.36% for River Oaks and 8.31% for the others The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the fifth year. On December 23, 1998 the Company sold its interest in River Oaks and the purchaser assumed the mortgage balance of approximately $6.3 million. The Shady Lane loan remains in the name of the seller of the property and will continue to remain so until refinanced. The Company is servicing the debt and receives all of the economic benefits from Shady Lane.

          On February 2, 1999, the Company acquired through the purchase of stock of Novato Markets, Inc. the ownership of a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and a shopping center in Petaluma, California, named Midtown Center (See Note 9). These shopping centers are subject to existing secured debt totaling $5,984,000 at acquisition. This financing is at a rate of 15.0% of which 10% is paid each month and the remaining 5.0% accrues to the principal balance of the loan. The maturity date of this loan is June 1, 1999 and may be extended at the option of the borrower through June 1, 2000. The Company is planning to refinance this loan prior to its maturity.

     The following table summarizes the debt outstanding on the properties as of March 31, 1999 and December 31, 1998, respectively.

                                                              Interest                    Monthly
                           Principal Balance       Basis of     Rate                     Principal
                           -----------------
                        March 31,    December 31,  Interest  March 31,       Due       and Interest
Property                   1999          1998        Rate       1999         Date         Payment
---------------------------------------------------------------------------------------------------
Shady Lane              $ 1,285,705   $ 1,292,145  Floating       8.34%  Dec. 1, 2004      $ 12,063

Villa San Marcos          6,793,632     6,825,984     Fixed       8.31%  Apr. 1, 2007        70,597

Four Creeks - I           1,761,021     1,767,100     Fixed       8.16%  Dec. 1, 2005        13,521

Four Creeks - II          3,889,902     3,908,426     Fixed       8.31%  Apr. 1, 2007        31,649

Novato Markets            6,030,354            --     Fixed      15.00%  June 1, 1999            (1)
---------------------------------------------------------------------------------------------------

Total                   $19,760,614   $13,793,655                                          $127,830
===================================================================================================

     (1) Payment on the Novato Markets Loan is interest only monthly at a pay rate of 10% annual interest. Interest accrues to the unpaid balance at a 5% annual rate.

     Note 7 - Short-Term Debt

     At March 31, 1999 the Company had no short-term borrowings. As of December 31, 1998, short-term borrowings totaled $667,000 and consisted of a repurchase agreement with Bear Stearns & Co. collateralized by some of the Company's IO Bonds. The repurchase agreement had an initial term of one month, was renewed on a month-to-month basis and was paid off on March 4, 1999 in conjunction with the sale of FNMA 92-123.

     Note 8 - Revolving Line of Credit

     In April of 1999, the Company entered into a financing agreement with TIS Financial Services, Inc., (the "Former Manager"), whereby the Former Manager extended a revolving line of credit of $1,000,000 to the Company (the "TIS Line"). The Former Manager and the Company have common ownership and executive officers and as such are related parties. Credit support to the Former Manager includes guaranteed loans by a bank and a board member of the Company in support of the TIS Line to the Company. This line is to provide working capital to the Company. This revolving line of credit is for a term of one year, is at the rate of prime plus one and one half percent and is partially secured by the Company's ownership in Bankers Trust series 1988-1 Residual Interest Certificate. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed.

     Note 9 - Exchange of Shares for Novato Markets

     On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. from Pacific Securitization, Inc. ("Pacific"), in exchange for 1,613,070 shares of Common Stock (the "Shares") of the Company pursuant to an Agreement and Plan of Reorganization dated as of February 1, 1999, between the Company and Pacific. Pacific is indirectly principally owned by Lorraine O. Legg, the President and Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. Through its wholly-owned subsidiary, P-SUB I, Inc., Novato owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and owns a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. The shopping centers have a combined commercial and retail space totaling approximately 80,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building.

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

     A summary of the assets acquired is as follows:

                                                        Novato
                       (in thousands)                  Markets
         ---------------------------------------------------------
           Current Assets                              $       306

           Land                                              1,865
           Buildings and improvements                        6,106
           Personal property & Other                           169
                                                 -----------------
              Total                                          8,140
           Other Assets                                         81
                                                 -----------------
           Total Assets                                      8,527

           Current Liabilities                                 100
           Mortgage Debt                                     5,984
                                                 -----------------
           Net Purchase Price                          $     2,443
                                                 =================

     Note 10.  Share Purchase from Turkey Vulture Fund XIII, Ltd.

     On February 2, 1999, the Company acquired 793,700 shares of its Common Stock from Turkey Vulture Fund XIII, Ltd. for $1,984,250, 20,000 shares of its Common Stock from Christopher L. Jarratt for $40,000 and 12,000 shares of its Common Stock from James G. Lewis for $24,000, pursuant to an Agreement dated as of February 1, 1999, among the Company, Turkey Vulture Fund, Richard M. Osborne, Third Capital, LLC, Mr. Jarratt and Mr. Lewis. Turkey Vulture Fund, Third Capital and Messrs. Osborne, Jarratt and Lewis agreed that, for a period of seven years, they will not directly or indirectly, among other things, (i) effect or participate in or in any way assist any other person in effecting or participating in (a) any acquisition of securities or rights to acquire securities or assets of the Company or its subsidiaries, (b) any tender or exchange offer, merger or other business combination involving the Company or its subsidiaries, (c) any liquidation or other extraordinary transaction with respect to the Company or its subsidiaries, or (d) any solicitation of proxies or consents to vote any voting securities of the Company; (ii) form or in anyway participate in a "group" with respect to the Company; (iii) otherwise act, alone or in concert with others, to seek to control or influence the management, Board of Directors or policies of the Company or its subsidiaries; (iv) take any action to compel the holding of an annual or special meeting of stockholders; or
(v) enter into any discussions or arrangements with any person relating to the foregoing. The parties also agreed to a mutual general release of all claims arising out of or relating to the business or affairs of the Company or the ownership of its stock. Messrs. Osborne, Jarratt and Lewis resigned from the Company's Board of Directors, effective February 2, 1999. This share purchase and the acquisition of Novato were approved by the Company's Board of Directors and, specifically, by directors with no financial interest in either transaction. The disinterested directors required that the share exchange transaction be closed as a condition to closing the share purchase transaction. In accordance with generally accepted accounting principles, the Company recorded the share purchase transaction by allocating the total cash purchase amount of $2,048,250 between additional paid-in capital on the accompanying condensed consolidated balance sheet in the amount of $670,881, representing the product of the number of shares purchased times the closing price of the Company's shares on February 1, 1999, with the balance, $1,377,369, charged to stock purchase expense on the accompanying condensed consolidated statement of operations for the three months ended March 31, 1999.

     Note 11.  Funds Due to Trustee

     During the fourth quarter of 1998, the Trustee for Bankers Trust Series 1988-1 (the "Trustee"), a nonequity residual interest investment of the Company, inadvertently deposited approximately $1.2 million in the Company's accounts. Such amount is reflected within cash and cash equivalents and due to trustee on the accompanying consolidated balance sheet at December 31, 1998. In March 1999, the Company repaid $600,000 of such amount to the Trustee. On March 11, 1999, The Trustee filed an action in the United States District against the Company for alleged breach of contract, common count and conversion. The complaint alleged that the Trustee erroneously paid $1.2 million to the Company under the terms of a mortgage-backed security of which the Company is one of the holders, and that the Company has failed to repay approximately $600,000 of those monies despite demand. The complaint requested repayment, prejudgment interest, attorney's fees and costs. The Company acknowledges that it is required to repay the remaining $600,000, but denies that it is liable to the Trustee for any other amounts or that it ever breached any contract, converted monies, or otherwise acted improperly. On March 23, 1999, the Trustee filed an application for a writ of attachment, requesting expedited hearing thereon. The Company opposed the expedited hearing and the Court denied the Trustee's request. On April 1, 1999, the Trustee filed an amended complaint adding a request for a constructive trust, and also set the attachment application for regular hearing on May 11, 1999. The parties engaged in informal settlement discussions, both before and after the filing of the original complaint. On May 11, 1999 the Company and the Trustee reached settlement and agreed upon a plan of repayment of the balance remaining whereby the Company paid $250,000 upon settlement and agreed to pay the balance in July, 1999.

     Note 12.  Reporting Comprehensive Income

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

                                                         Three Months ended:
                                                             March 31,
                                                 1999                      1998
                                          -----------------       -------------------
     Net loss                                 $      (1,680)           $         (269)
     Net change in unrealized gains
      (losses)
      available for sale investments                     19                       (31)
                                          -----------------       -------------------
     Comprehensive income (loss)              $      (1,661)           $         (300)
                                          =================       ===================

     Note 13.  Segment Data

     The Company's operations consist of investments in structured securities and a portfolio of multifamily residential housing. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and family shopping centers in Northern California. Units of each of the apartment buildings are rented to residential tenants on either a month-to-month basis or for terms of one year or less. The spaces in the family shopping centers are leased to tenants over various terms.

     The accompanying Balance Sheet and Statement of Operations are segregated according to the related operating segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    GENERAL

     TIS Mortgage Investment Company ("TISMIC") is a Maryland corporation with three subsidiaries. TIS Mortgage Acceptance Corporation, a Delaware corporation ("TISMAC") was incorporated on May 11, 1988. TIS Property Acquisition Company ("TISPAC"), a Maryland corporation, was incorporated on September 8, 1995. TISPAC is a wholly-owned subsidiary of the Company for the purpose of owning and financing real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC.
Simultaneously, in March 1997, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a wholly owned subsidiary of TISMIC and as such is a Qualified REIT Subsidiary. Accordingly, the accounts of TISPAC are consolidated with those of the Company. On February 2, 1999 the Company acquired Novato Markets, Inc., ("Novato") and made it a wholly owned subsidiary of the Company. Novato was incorporated on July 26, 1956, and it has a wholly owned subsidiary P-SUB I, Inc., ("P-SUB I") which was incorporated on June 4, 1997.

     Until 1994, the Company sought to generate income for distribution to its shareholders primarily through acquisition of Structured Securities. Structured Securities include (i) residual interests ("Residual Interests"), principal only bonds ("PO Bonds") and interest only bonds ("IO Bonds") in collateralized mortgage obligations ("CMOs"), which entitle the Company to certain cash flows from collateral pledged to secure such securities; (ii) Mortgage Certificates ("Mortgage Certificates"), which include securities collateralized by or representing equity interests in Mortgage Loans secured by first liens on single family residences, multiple family residences or commercial real estate ("Mortgage Loans"); (iii) CMOs; and (iv) Commercial Securitizations ("Commercial Securitizations"), which include debt obligations that are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate, accounts and other collateral. Beginning in 1994, the Company changed its investment focus from investments in Structured Securities to multifamily real estate located in California's Central Valley. Accordingly, during 1995, the Company sold the majority of its investments in Structured Securities and acquired during 1995 a portfolio of four income-producing residential real estate properties of which one was sold in 1998. In February of 1999 the Company acquired Novato Markets and with it acquired two family shopping centers. The Company expects that the majority of its ongoing assets and operating results will be related to its investments in real estate and selective development opportunities.

     Two related transactions that closed during the first quarter affected the financial statements in different ways - the share repurchase described in Note 10 and the exchange of shares for shares of Novato Markets Inc. described in
Note 9. The repurchase of the shares resulted in a charge to income since the price attributed to those shares was treated as a premium. The exchange of shares resulted in a premium received by the Company and is reflected as an increase in balance sheet assets. This accounting, which includes the charge to income, is in strict adherence to GAAP.

     In addition to historical information, this report includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may also include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, results from investments of the Company, the outcome of the contested election of directors at the Company's 1999 annual meeting of stockholders, fluctuations in interest rates, deterioration in asset and credit quality, changes in the availability of capital leading to among other things insufficient cash and liquidity, changes in business strategy or development plans, general economic or business conditions and the other factors discussed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

                             RESULTS OF OPERATIONS

     The Company had a net loss of $1,680,000 or $0.19 per share, for the quarter ended March 31, 1999. This compares to a net loss of $269,000, or $0.03 per share, for the quarter ended March 31, 1998. The Company did not pay a dividend in the first quarter of either year.

     There was no interest income from mortgage certificates in the first quarter of 1999 due to the sale of CMOT 28 during 1998. There was also no interest expense related to Collateralized Mortgage Obligations, administration fees or amortization of deferred bond issuance costs in the first quarter due to this sale of CMOT-28.

     Income from Residual Interests and Interest Only bonds was $49,000 in the three months ended March 31, 1999 as compared to $90,000 in the prior year period. The decline is due to reductions in carrying values on the assets as well as the sale of FNMA 92-123 in the first quarter of 1999.

     On March 4, 1999, the Company sold its interest in its IO Bond, FNMA Series 1992-123 S for $782,879. This sale generated a gain of approximately $8,000. The Company used $616,000 of the proceeds to retire its short-term debt.

     Real Estate operations generated a loss of $85,000 and $38,000 in the three months ended March 31, 1999 and 1998, respectively. The major reason for the decline was due to the sale of River Oaks Apartments in the fourth quarter of 1998 and the inclusion of Novato Markets in two months of the quarter.

     For the three months ended March 31, 1999, general and administrative expense totaled $280,000 as compared to $266,000 in the comparable prior year period. The increase is primarily attributable to legal expenses incurred in the first quarter.

     The stock purchase expense on the accompanying condensed consolidated statement of operations for the three months ended March 31, 1999 relates to the share purchase transaction described in Note 10 to the accompanying financial statements. In accordance with generally accepted accounting principles, the Company recorded the share purchase transaction by allocating the total cash purchase amount of $2,048,250 between additional paid-in capital on the accompanying condensed consolidated balance sheet in the amount of $670,881, representing the product of the number of shares purchased times the closing price of the Company's shares on February 1, 1999, with the balance, $1,377,369, charged to stock purchase expense.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of, mortgage instruments, multifamily residential properties and other real estate investments.

     In April of 1999, the Company entered into a financing agreement with the Former Manager whereby the Former Manager extended a revolving line of credit of $1,000,000 to the Company. This line is to provide working capital to the Company. This revolving line of credit is for a term of one year, is at the rate of prime plus one and one half percent and is partially secured by the Company's ownership in Bankers Trust series 1988-1 Residual Interest Certificate. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed.

     The Company's cash flows for the three months ended March 31, 1999 and 1998 are as follows:

                  (in thousands)                      1999                   1998
      ----------------------------------------------------------------------------------
        Used in Operating Activities              $(1,448)                  $(1,281)
        Used in Financing Activities               (1,285)                   (4,014)
        Provided by Investment Activities              46                     5,225
                                           ---------------------------------------------
        Net Increase in
           Cash and Cash Equivalents              ($2,687)                  ($   70)
                                           =============================================

        At March 31, 1999, the Company had unrestricted cash and cash equivalents of $80,000.

          Over the twelve months ending December, 1999, scheduled principal maturities on the notes payable on multifamily real estate amount to $176,000 and are expected to be funded by cash flow from the Company's multifamily residential properties. During the three months ended March 31, 1999 and 1998, the income from real estate operations before depreciation and amortization amounted to $58,000 and $145,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended December 31, 1999 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities. The Company expects to commence construction on 126 units of apartments to be built on the ten acres of land adjacent to the Villa San Marcos Apartments in Fresno, California. This construction is expected to be funded by a construction loan.

          The Company expects to retire the approximately $6 million in debt assumed with the acquisition of Novato Markets prior to its maturity in June of 1999 and replace it with permanent financing however, the Company may, at its option, extend the current loan to June 1, 2000.

          On May 11, 1999 the Company and the Trustee reached settlement and agreed upon a plan of repayment of the funds balance due to Trustee whereby the Company paid $250,000 upon settlement and agreed to pay the balance in July, 1999.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

      Reference is made to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for information about market risk, which
Item 7A is incorporated herein by reference. There have been no material changes in this information.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings
          -----------------

On March 11, 1999, The Bank of New York ("BNY") filed an action in the United States District Court for the Northern District of California, Case No. C.99-1130 MJJ, against the Company for alleged breach of contract, common count and conversion. The complaint alleged that BNY erroneously paid $1.2 million to the Company under the terms of a mortgage-backed security of which the Company is one of the holders, and that the Company has failed to repay approximately $600,000 of those monies despite demand. The complaint requested repayment, prejudgment interest, attorneys fees' and costs. The Company acknowledges that it is required to repay the remaining $600,000, but denies that it is liable to BNY, a trustee to the Company, for any other amounts or that it ever breached any contract, converted monies, or otherwise acted improperly. On March 23, 1999, BNY filed an application for a writ of attachment, requesting expedited hearing thereon. The Company opposed the expedited hearing and the Court denied BNY's request. On April 1, 1999, BNY filed an amended complaint adding a request for a constructive trust, and also set the attachment application for regular hearing on May 11, 1999. The parties engaged in informal settlement discussions, both before and after the filing of the original complaint. On May 11, 1999 the Company and the Trustee reached settlement and agreed upon a plan of repayment of the balance remaining whereby the Company paid $250,000 upon settlement and agreed to pay the balance in July, 1999.

     On January 27, 1999, Henry G. Elkins, Jr., who claims to be a shareholder of the Company, brought an action against the Company in the California Superior Court, San Francisco, Case No. 300 825, to compel the Company to hold an annual meeting. On February 12, 1999, the Company voluntarily agreed to a stipulated order requiring it to hold an annual meeting on or before June 11, 1999, subject to there being a quorum, and to mail notice of the meeting on or before April 26, 1999. At Mr. Elkins' request, the Superior Court has scheduled a May 27, 1999 hearing to determine whether to hold the Company in contempt or to sanction it for violation of the stipulated order. The Company believes that it has made all efforts to comply in good faith with the stipulated order, that it was effectively prevented from complying with the strict terms of the stipulated order by delays in the SEC's review of the Company's preliminary proxy materials and that the Company should not be held in contempt or sanctioned.

     On or about April 26, 1999 the Company received a letter from Frederick G. Tobin purporting to nominate himself and five other individuals for election as directors. On May 18, 1999, the Company brought an action (which was amended on May 21, 1999) against Mr. Tobin in federal District Court for the District of Rhode Island, Case No. CA 99 250L seeking among other things a determination that Mr. Tobin's nominations are invalid and to enjoin him from soliciting proxies from the Company's stockholders. The Court declined the Company's request for a temporary restraining order, but will hear the Company's request for a preliminary injunction on May 28, 1999.

ITEM 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

     On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. from Pacific Securitization, Inc., in exchange for 1,613,070 shares of Common Stock of the Company (or approximately 18.1% of its then outstanding shares), pursuant to an Agreement and Plan of Reorganization dated as of February 1, 1999, between the Company and Pacific. Pacific is indirectly principally owned by Lorraine O. Legg, the President and Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. The Shares were issued to Pacific under a Section 4(2) exemption to the registration requirements of the Securities Act of 1933, as amended. The Company valued the shares of Novato at $2,443,000, representing the net asset value of the underlying real estate assets.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

               Exhibit No.
               -----------

                  10.1 Revolving Credit Agreement, dated as of April, 1999, between TIS Mortgage Investment Company and TIS Financial Services, Inc.

                  10.2 Pledge Agreement, dated as of May, 1999, between TIS Mortgage Investment Company and TIS Financial Services, Inc.

                  27        Financial Data Schedule


          (b) During the first quarter of 1999, the Company filed a Current Report on Form 8-K, on February 17, 1999, covering the Company's issuance of shares of common stock to Pacific Securitization, Inc., under Item 2 of Form 8-K, and the Company's repurchase of shares of common stock from Turkey Vulture Fund XIII, Ltd. and its affiliates, and the appointment of new directors, under
Item 5 of Form 8-K. The Company filed an amendment to this Report, on April 5, 1999, stating that it had determined that financial statements and proforma financial information on the Pacific Securitization transaction did not need to be filed under Item 7 of Form 8-K.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TIS MORTGAGE INVESTMENT COMPANY



     May  24, 1999                      BY:/s/ Lorraine O. Legg
-------------------------                  -------------------------------------
                                           Lorraine O. Legg
      Date                                 President and Chief Executive Officer
                                           (Principal Executive Officer)


     May  24, 1999                      BY:/s/ John E. Castello
-------------------------                  -------------------------------------
                                           John E. Castello
      Date                                 John E. Castello, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                 Description
-----------                 -----------

   10.1 Revolving Credit Agreement, dated as of April, 1999, between TIS Mortgage Investment Company and TIS
             Financial Services, Inc.

   10.2      Pledge Agreement, dated as of May, 1999, between TIS
             Mortgage Investment Company and TIS Financial
             Services, Inc.

   27        Financial Data Schedule