Form 10-Q
period 1999-06-30
TIS MORTGAGE INVESTMENT CO
filed 1999-08-16
CIK 833088

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

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

                             Yes  X     No____
                                -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

              Class of Common Stock         Outstanding at August 13, 1999
              ---------------------         ------------------------------
              $.001 Par Value                    8,893,250 Shares

                        TIS MORTGAGE INVESTMENT COMPANY

                                     Index


                        Part I.  Financial Information

Item 1.   Financial Statements (Unaudited)                           Page Number
Consolidated Financial Statements                                          3

Condensed Consolidated Balance Sheets
     June 30, 1999 and December 31, 1998                                   4

Condensed Consolidated Statements of Operations
     Three months and Six Months ended June 30, 1999 and 1998              5

Condensed Consolidated Statements of Cash Flows
     Six months ended June 30, 1999 and 1998                               6

Notes to Condensed Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.     19


                          Part II.  Other Information

Item 1.   Legal Proceedings                                               20

Item 4.   Submission of Matters to a Vote of Security Holders.            21

Item 6.   Exhibits and Reports on Form 8-K                                22

--------------------------------------------------------------------------------
                        PART 1:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 1998 Form 10-K of TIS Mortgage Investment Company (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   (Amounts in Thousands except Share Data)


                                                           June 30, 1999       December 31, 1998
------------------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
      Residual Interests                                    $    275            $    284
      Interest Only (IO) Bonds                                    --                 840
      Commercial Securitizations                                 638                 184
                                                            --------            --------
       Total Mortgage Related Assets                             908               1,308
                                                            --------            --------

Operating Real Estate Assets, net                             28,055              20,172
                                                            --------            --------

Other Assets
      Cash and Cash Equivalents                                   88               2,767
      Restricted Cash                                            532                 140
      Accrued Interest and Accounts Receivable, Net              194                  33
      Amortizable Costs, Net                                     360                 351
      Prepaid Expenses                                           382                 285
                                                            --------            --------
       Total Other Assets                                      1,556               3,576
                                                            --------            --------

       Total Assets                                         $ 30,519            $ 25,056
                                                            ========            ========
----------------------------------------------------------------------------------------

LIABILITIES
Accounts Payable and Accrued Liabilities                    $  1,944            $    473
Due to Trustee                                                   371               1,218
Accrued Interest Payable                                          67                 116
Revolving Line of Credit                                         375                  --
Notes Payable on Real Estate                                  19,777              13,794
Short-term Debt                                                   --                 667
                                                            --------            --------
       Total Liabilities                                      22,534              16,268
                                                            --------            --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,105,880 and
      8,893,250 shares issued and outstanding on
      December 31, 1998 and June 30, 1999,
      respectively.                                                9                   8
Additional Paid-in Capital                                    76,467              74,696
Accumulated Other Comprehensive Loss                             437                 (11)
Retained Deficit                                             (68,928)            (65,905)
                                                            --------            --------
       Total Shareholders' Equity                              7,985               8,788
                                                            --------            --------

       Total Liabilities and Shareholders' Equity           $ 30,519            $ 25,056
                                                            ========            ========
---------------------------------------------------------------------------------------- -

           See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

                                                   Three Months Ended                     Six Months Ended
                                                        June 30                               June 30
                                                 ---------------------                 ---------------------
                                                  1999           1998                   1999           1998
-----------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest
      Mortgage Certificates, net                  $    --        $1,258              $    --        $ 2,606
      Short-term Investments                           --            --                    6              1
      Residual Interests                                7            71                   15            106
      Interest Only (IO) Bonds                         12            44                   53             99
Valuation Reserve Reduction                            --           121                   --            231
Loss on Retirement of Investment                        0          (198)                   0           (198)
Gain (Loss) on Sales of Investments                    --            --                    8            (21)
                                                  -------        ------              -------        -------
      Income from Mortgage Related Assets              19         1,296                   82          2,824
                                                  -------        ------              -------        -------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
      Interest                                         --         1,500                   --          3,010
      Administration Fees                              --            17                   --             34
      Deferred Bond Issuance Costs                     --            46                   --             79
Short-term Debt                                        --            32                    1             70
                                                  -------        ------              -------        -------
      Total Interest and CMO Related Expenses          --         1,595                    1          3,193
                                                  -------        ------              -------        -------

REAL ESTATE OPERATIONS
Rental and Other Income                               929         1,025                1,781          2,042
Operating and Maintenance Expenses                   (300)         (350)                (569)          (717)
Depreciation and Amortization                        (172)         (225)                (329)          (368)
Interest on Real Estate Notes Payable                (546)         (422)                (983)          (885)
Property Taxes                                        (80)          (82)                (154)          (164)
                                                  -------        ------              -------        -------
Loss from Real Estate Operations                     (169)          (54)                (254)           (92)
                                                  -------        ------              -------        -------

OTHER EXPENSES
General and Administrative                            342           287                  616            534
Legal Expense                                         851           120                  857            139
Repurchase of Common Stock in Excess of Market
                                                       --            --                1,377             --
                                                  -------        ------              -------        -------
      Total Other Expenses                          1,193           407                2,850            673

Loss Before Minority Interest                     $(1,343)       $ (760)             ($3,023)       $(1,134)
Minority Interest                                      --           151                   --            256
                                                  -------        ------              -------        -------

   Net Loss                                       $(1,343)       $ (609)             $(3,023)       $  (878)
                                                  =======        ======              =======        =======
-----------------------------------------------------------------------------------------------------------
Net Loss per Share                                $ (0.16)       $(0.08)             $ (0.35)       $ (0.11)

Weighted Average Shares Outstanding                 8,631         8,106                8,762          8,106
-----------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in Thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                ----------------------------------------
                                                                                       1999                   1998
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                 $(3,023)                  $(878)
Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation of Operating Real Estate Assets                                     329                     368
            Depreciation and Amortization                                                     65                     545
            Valuation Reserve Provision                                                       --                    (977)
            Gain on Sales of Investments                                                       8                      21
            Loss on Retirement of Investment                                                  --                     198
      Decrease (Increase) in Accrued Interest and Accounts Receivable                       (174)                     64
      Decrease (Increase) in Prepaid Expenses                                                (87)                     27
      Increase (Decrease) in Accounts Payable and Accrued Liabilities                        523                     (75)
      Increase (Decrease) in Accrued Interest Payable                                        (49)                   (137)
                                                                                ----------------      ------------------
                  Net Cash Used in Operating Activities                                   (2,408)                   (844)
                                                                                ----------------      ------------------
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) in Restricted Cash                                                  (100)                   (192)
Investment in Real Estate Assets                                                              --                    (181)
Additions to Real Estate Assets                                                              (71)                     --
Proceeds from Sale of Investments                                                             --                     (21)
Principal Reduction in Mortgage Certificates                                                  --                   9,888
Principal Reduction in Residual Interests                                                      9                    (168)
Principal Reduction in IO Bonds                                                              840                     316
Purchase of TISMIC Shares                                                                   (671)                     --
Net Cash Received in Purchase of Novato Markets                                               16                      --
Net Increase in Minority Interest in CMO                                                      --                   1,384
                                                                                ----------------      ------------------
                  Net Cash Provided by Investment Activities                                  23                  11,026
                                                                                ----------------      ------------------
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                                 (667)                   (412)
Increase in Notes Payable on Real Estate                                                     114                      --
Increase in Revolving Line of Credit                                                         375                      --
Principal Payments on Notes Payable on Real Estate                                          (116)                   (137)
Principal Payments on CMO's                                                                   --                  (9,619)
                                                                                ----------------      ------------------
                  Net Cash Used in Financing Activities                                     (294)                (10,168)
                                                                                ----------------      ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                      (2,679)                     14
Cash and Cash Equivalents at Beginning of Period                                           2,767                     184
                                                                                ----------------      ------------------

Cash and Cash Equivalents at End of Period                                                    88                     198
                                                                                ================      ==================
------------------------------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In addition to the TIS Line (see
Note 8), management is currently evaluating the Company's alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of (i) the sale of real property, (ii) the sale of Structured Securities, (iii) reducing general and administrative expenses, (iv) refinancing existing debt, and (v) entering into joint venture arrangements with third parties. Management can provide no assurances as to the timing or ultimate closure of any of these alternatives. These strategies are dependant on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that the proceeds from the TIS Line, together with its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern for the next twelve months, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

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

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid instruments with original maturities of three months or less to be cash equivalents. During the six months ended June 30, 1999, the Company acquired real estate and assumed the underlying debt by issuing shares of the Company's common stock in a non-cash transaction.

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

     New Accounting Pronouncement Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" is expected to be adopted by the Company effective January 1, 2000. This statement establishes standards for accounting for derivative instruments and requires that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure those assets and liabilities at fair value. Management has not fully assessed the impact of adoption of the statement but does not anticipate it will have a significant impact on the presentation of the Company's statements of financial position.

     Reclassification - Certain fiscal 1998 items have been reclassified to conform to the current period presentation.

Note 3 - Residual Interests

     Presented below is a schedule of the residual interests owned by the Company.

RESIDUAL INTERESTS
------------------
(In thousands)

                                                                  Book Value
                                                 ------------------------------------------
                                       Purchase            June 30,       December 31,
Residual Series                         Price                1999            1998
-------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                 $1,537              $186             $176
LFR-9                                    2,589                70               89
CMSC I                                   8,642                14               14

FHLMC 25                                 4,934                 3                3
FHLMC 21                                 5,361                 2                2
---------------------------------------------------------------------------------

Total Residual Interests                                    $275             $284
=================================================================================



     CMO Bonds in Residual Interests - Certain characteristics of the CMO Bonds in the Company's Residual Interests are on the following tables:

                                                        RESIDUAL INTERESTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                       CMO Bond Data (100% of Issue)
                                                             -----------------------------------------------------------------------
Name of Issuer                                     TIS                Initial       June 30, 1999
and Series/           TIS                        Purchase            Principal        Principal
CMO Issue          Purchase         TIS %          Price   Bond       Balance          Balance           Bond           Stated
Date                 Date         Ownership        ($000)  Class      ($000)           ($000)           Coupon         Maturity
------------------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust   May 29, 1991     99.990%       $1,537    1-A       $    9,722     $     0                  7.35%    Jan 1, 2013
Series 1988-1                                               1-B            8,017           0                  8.50%    Apr 1, 2014
(BT 88-1)                                                   1-C           34,769       8,747                  8.75%    Apr 1, 2018
Feb 16, 1988                                                1-D           47,492       3,996                  8.63%    Apr 1, 2018
                                                                      ----------------------
                                                                      $  100,000     $12,743
------------------------------------------------------------------------------------------------------------------------------------

2) L F Rothschild  Nov 7, 1990     100.000%       $2,589      A       $   11,000     $     0            Zero Coupon    Jan 1, 2019
Trust 9                                                       B           22,000           0            Zero Coupon    Jan 1, 2019
(LFR-9)                                                       C           54,000       4,912            Zero Coupon    Jan 1, 2019
Dec 2, 1988                                                   D           32,850           0            Zero Coupon    Jan 1, 2019
                                                              E           30,000           0            Zero Coupon    Jan 1, 2019
                                                              R              150         150            Residual Bond  Jan 1, 2019
                                                                      ----------------------
                                                                      $  150,000     $ 5,062
------------------------------------------------------------------------------------------------------------------------------------

3) Collateralized  Dec 21, 1988     44.000%       $4,462    I-1       $  291,000     $     0                  7.95%    Feb 1, 2009
Mortgage           Mar 23, 1989     44.000%        4,180    I-2          194,000           0                  9.45%    May 1, 2013
                                   -------        ------
Securities Corp.       Subtotal     88.000%       $8,642    I-3(Z)        15,000      19,304                  9.45%    Feb 1, 2017
                                   =======        ======              ----------------------
Series I (CMSC I)                                                     $  500,000     $19,304
Jan 28, 1987
------------------------------------------------------------------------------------------------------------------------------------

4) Federal Home    Jun 22, 1989     55.000%       $4,934   25-A       $  105,923     $     0                  9.00%    Nov 15, 2018
Loan Mortgage                                              25-B           51,002           0                  9.50%    Nov 15, 2005
Corporation                                                25-C           53,028           0                  9.50%    Mar 15, 2011
Series 25                                                  25-D           46,414           0                  9.50%    Feb 15, 2014
(FHLMC 25)                                                 25-E           50,936           0                  9.50%    May 15, 2016
Dec 1, 1988                                                25-F           76,167           0                  9.50%    Dec 15, 2018
                                                           25-G           43,940      18,991                  9.50%    Feb 15, 2020
                                                           25-H           72,490           0                  7.90%    Feb 15, 2020
                                                              R              100           4            Residual Bond  Feb 15, 2020
                                                                      ----------------------
                                                                      $  500,000     $18,995
------------------------------------------------------------------------------------------------------------------------------------

5) Federal Home    Jan 5, 1989      62.500%       $5,361   21-A       $  140,645     $     0                  8.90%    Jan 15, 1998
Loan Mortgage                                              21-B          216,267           0                  8.90%    Feb 15, 2004
Corporation                                                21-C          101,503           0                  9.10%    Jan 15, 2006
Series 21                                                  21-D           93,376           0                  9.25%    Jun 15, 2007
(FHLMC 21)                                                 21-E          122,951           0                  9.35%    Feb 15, 2009
Nov 30, 1988                                               21-F          240,408           0                  9.45%    Sep 15, 2011
                                                           21-Z           84,750      35,923                  9.50%    Jan 15, 2020
                                                              R              100           4            Residual Bond  Jan 15, 2020
                                                                      ----------------------
                                                                      $1,000,000     $35,927
====================================================================================================================================

     CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                                 CMO COLLATERAL
---------------------------------------------------------------------------------------------------------------------------
                                                                              CMO Collateral Data (100% of Issue)
                                                            ---------------------------------------------------------------
                                                                Weighted       June 30, 1999       Current        Weighted
                                                                 Average        Collateral         Weighted        Average
                                       Residual                   Pass-         Principal          Average        Remaining
Residual                               Interest   Type of       Through          Balance           Coupon         Months to
Series                                   Type    Collateral       Rate           ($000)             Rate          Maturity
---------------------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                Fixed       GNMA          9.00%          11,580               9.50%           192
LFR-9                                  Fixed       FNMA          9.50%           4,829              10.20%           214
CMSC I                                 Fixed       FNMA          9.50%          17,742              10.13%           185
FHLMC 25                               Fixed      FHLMC          9.50%          18,111              10.34%           209
FHLMC 21                               Fixed      FHLMC          9.50%          34,037              10.22%           213
========================================================================================================================

Note 4 - Interest Only (IO) Bonds

     On March 4, 1999, the Company sold its interest in its IO Bond, FNMA Series 1992-123 S for $782,879. This sale generated a gain of approximately $8,000.
The Company's investment in Prudential Home Mortgage Corp Series 1992-7 is past its expected redemption date and is therefore carried at a zero value. Presented below is a schedule of the Company's IO Bonds.

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)

                                                             Book Value
                                                 --------------------------------
Name and Issuer                        Purchase       June 30,       December 31,
and Series                               Price          1999            1998
----------------------------------------------------------------------------------
FNMA Series 1992-123 Class S            $8,203         $ 0              $809
Pru Home Mtg Corp Series 1992-7          4,776           0                31
----------------------------------------------------------------------------
                                                       $ 0             $840
============================================================================

     Certain characteristics of the Company's IO Bonds are on the following table:

                              INTEREST ONLY BONDS
--------------------------------------------------------------------------------------------------------------------------------
                                                                 Collateral Data (% of IO held by TIS)
                                               ---------------------------------------------------------------------------------
                                                                       Weighted     June 30, 1999       Current         Weighted
Name of Issuer                            TIS                          Average       Collateral         Weighted        Average
and Series/               TIS           Purchase                        Pass         Principal          Average        Remaining
CMO Issue               Purchase         Price          Type of        Through        Balance           Coupon         Months to
Date                      Date           ($000)       Collateral     Rate to IO       ($000)             Rate          Maturity
--------------------------------------------------------------------------------------------------------------------------------
1) Prudential           Mar 27, 1992    $4,776           NON          0.5652%        $17,095             9.04%           261
Home Mortgage                                          AGENCY
Corporation
Series 1992-7
March 1, 1992
----------------------------------------------------------------------------------------------------------------------------
============================================================================================================================

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

     On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. ("Novato") from Pacific Securitization, Inc., ("Pacific"). Novato, through its wholly owned subsidiary P-SUB I, Inc. ("PSUB-I") owns two shopping centers in Northern California.

     The carrying value of operating real estate assets at June 30, 1999 and December 31, 1998 is presented in the following table:

                                       June 30,       December 31,
     (in thousands)                     1999             1998
     -------------------------------------------------------------
     Land                              $  5,985       $ 4,120
     Buildings and improvements          23,204         16,920
     Personal property                      962            899
                                       -----------------------
          Total                          30,151         21,939
     Less accumulated depreciation
          and amortization               (2,096)        (1,767)
          Net                          $ 28,055        $20,172
                                       =======================

     At June 30, 1999, the Company's three multifamily properties had an overall occupancy of 92%. The shopping centers had one vacancy representing 2% of the total rentable square footage.

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

     On February 2, 1999, the Company acquired through the purchase of stock of Novato Markets, Inc. the ownership of a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and a shopping center in Petaluma, California, named Midtown Center. These shopping centers are subject to existing secured debt totaling $5,984,000 at acquisition. This financing is at a rate of 15.0% of which 10% is paid each month and the remaining 5.0% accrues to the principal balance of the loan. The maturity date of this loan is June 1, 1999 and may be extended at the option of the borrower through June 1, 2000. The Company has extended this loan on a month-to-month basis while it is negotiating a refinance of the loan. The Company expects this refinancing to be complete in the third quarter of 1999.

     The following table summarizes the debt outstanding on the properties as of June 30, 1999 and December 31, 1998, respectively.


                      Principal Balance                         Interest                        Monthly
                      -----------------          Basis of         Rate                          Principal
                   June 30,       Dec. 31,       Interest       June 30,            Due       and Interest
Property            1999            1998           Rate          1999               Date        Payment
----------------------------------------------------------------------------------------------------------
Shady Lane          $ 1,276,667    $ 1,292,145    Floating        8.34%        Dec. 1, 2004    $ 12,063

Villa San Marcos      6,768,888      6,825,984      Fixed         8.31%        Apr. 1, 2007      70,597

Four Creeks - I       1,756,362      1,767,100      Fixed         8.16%        Dec. 1, 2005      13,521

Four Creeks - II      3,875,670      3,908,426      Fixed         8.31%        Apr. 1, 2007      31,649

Novato Markets        6,098,947             --      Fixed        15.00%        June 1, 1999          (1)
-------------------------------------------------------------------------------------------------------
Total               $19,776,534    $13,793,655                                                 $127,830
=======================================================================================================

     (1) Payment on the Novato Markets Loan is interest only monthly at a pay rate of 10% annual interest. Interest accrues to the unpaid balance at a 5% annual rate.

Note 7 - Short-Term Debt

     At June 30, 1999 the Company had no short-term borrowings. As of December 31, 1998, short-term borrowings totaled $ 667,000 and consisted of a repurchase agreement with Bear Stearns & Co. collateralized by some of the Company's IO Bonds. The repurchase agreement had an initial term of one month, was renewed on a month-to-month basis and was paid off on March 4, 1999 in conjunction with the sale of FNMA 92-123.

Note 8 - Revolving Line of Credit

     In April of 1999, the Company entered into a financing agreement with TIS Financial Services, Inc., (the "Former Manager"), whereby the Former Manager extended a revolving line of credit of $1,000,000 to the Company (the "TIS Line"). The Former Manager and the Company have common ownership and executive officers and as such are related parties. Credit support to the Former Manager includes guaranteed loans by a bank and a board member of the Company in support of the TIS Line to the Company. This line is to provide working capital to the Company. This revolving line of credit is for a term of one year, is at the rate of prime plus one and one half percent and is partially secured by the Company's ownership in Bankers Trust series 1988-1 Residual Interest Certificate. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed. As of June 30, 1999, the Company had drawn down $375,000 on this line.

Note 9.  Funds Due to Trustee

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

     On May 11, 1999 the Company and the Trustee reached settlement and agreed upon a plan of repayment whereby the Company paid $250,000 upon settlement and agreed to pay the balance in July, 1999. This balance of approximately $371,000 was paid on July 23, 1999. In addition, the Company paid interest at the Federal Funds rate from December 21, 1998 to May 11, 1999 and at a rate of 10% thereafter.

Note 10.  Reporting Comprehensive Income

     As of January 1, 1998, the Company adopted FASB Statement of Financial accounting Standards No. 130, Reporting Comprehensive income, (SFAS 130). this statement established standard for the reporting and display of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income reported on he statements of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net income adjusted by the change in unrealized gains or losses son the available-for-sale investments as a component of comprehensive income.

                                                           Three Months Ended:                      Six Months Ended:
                   (In thousands)                                 June 30                               June 30
                                                           1999             1998                  1999           1998
                                                   ----------------------------------       ----------------------------
         Net loss                                           $(1,343)            $(609)             $(3,023)        $(878)
         Net change in unrealized gains
         (losses) available for sale investments                429               (61)                 448           (92)
                                                   ----------------------------------       ----------------------------
         Comprehensive loss                                 $  (914)            $(670)             $(2,575)        $(978)
                                                   ==================================       ============================


Note 11.  Segment Data

     The Company's operations consist of investments in structured securities and a portfolio of multifamily residential housing. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instrumetns and bond and REMIC based interest only strips. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and family shopping centers in Northern California. Units of each of the apartment buildings are rented to residential tenants on either a month-to-month basis or for terms of one year or less. The spaces in the family shopping centers are leased to tenants over various terms.

     The accompanying Consolidated Balance Sheets and Statements of Operations are segregated according to the related operating segments.

Note 12.  Subsequent Event - Commerical Securitizations

     On July 1, 1999 the Company received $633,209 as redemption proceeds from redemption of its ownership of Prudential Mortgage Series 93-6, Classes, B, C and D. These interests represent the Company's investments in Commerical Securitizations. This redemption resulted in a gain of approximately $449,000 which will be recognized in the he third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    GENERAL

     In addition to historical information, this report includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may also, but do not necessarily, include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, results from investments of the Company, fluctuations in interest rates, deterioration in asset and credit quality, changes in the availability of capital leading to among other things insufficient cash and liquidity, changes in business strategy or development plans, general economic or business conditions and the other factors discussed in "Risk Factors" and "Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

                             RESULTS OF OPERATIONS

     The Company had net losses of $1,343,000, or $0.16 per share and $3,023,000 or $0.35 per share, for the quarter and six months ended June 30, 1999, respectively. This compares to net losses of $609,000, or $0.08 per share and $878,000 or $0.11 per share, for the quarter and six months ended June 30, 1998, respectively. The Company did not pay a dividend in the first six months of either year.

     There was no interest income from mortgage certificates in the first half of 1999 due to the sale of CMOT 28 during 1998. There was also no interest expense related to Collateralized

Mortgage Obligations, administration fees or amortization of deferred bond issuance costs in the first half due to this sale of CMOT-28.

     Income from Residual Interests and Interest Only bonds was $68,000 in the six months ended June 30, 1999 as compared to $205,000 in the prior year period. The decline is due primarily to the sale of FNMA 92-123 in the first quarter of 1999.

     On March 4, 1999, the Company sold its interest in its IO Bond, FNMA Series 1992-123 S for $782,879. This sale generated a gain of approximately $8,000. The Company used $616,000 of the proceeds to retire its short-term debt.

     Real Estate operations generated a loss of $254,000 and $92,000 in the six months ended June 30, 1999 and 1998, respectively. The major reason for the increased loss is the increase in interest in expense from the addition of the notes payable for the Novato Markets shopping centers.

     For the six months ended June 30, 1999, general and administrative expense totaled $139,000 as compared to $534,000 in the comparable prior year period. The increase is primarily attributable to costs related to the election contest in connection with the 1999 stockholders meeting.

     For the six months ended June 30, 1999, legal expense totaled $857,000 as compared to $139,000 in the six months ended June 30, 1998. The increase was primarily due to legal expenses related to the acquisition of Novato Markets and the purchase of shares from Turkey Vulture Fund XIII, Ltd. and its affiliates, described in the Company's Current Report on Form 8-K dated February 2, 1999, as amended on April 5, and June 1, 1999; the election contest in connection with the 1999 annual meeting of stockholders; and the litigation concerning The Bank of New York, Henry G. Elkins, Jr., and Frederick G. Tobin, described in Part II,
Item 4 below.

     The stock purchase expense on the accompanying condensed consolidated statement of operations for the six months ended June 30, 1999 relates to the purchase of shares from Turkey Vulture Fund XIII, Ltd. In accordance with generally accepted accounting principles, the Company recorded the share purchase transaction by allocating the total cash purchase amount of $2,048,250 between additional paid-in capital on the accompanying condensed consolidated balance sheet in the amount of $670,881, representing the product of the number of shares purchased times the closing price of the Company's shares on February 1, 1999, with the balance, $1,377,369, charged to stock purchase expense.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of, mortgage instruments, multifamily residential properties and other real estate investments.

     In April of 1999, the Company entered into a financing agreement with TIS Financial Services, Inc., the Former Manager, whereby the Former Manager extended a revolving line of credit of $1,000,000 to the Company. This line is to provide working capital to the Company. This revolving line of credit is for a term of one year, is at the rate of prime plus one and one half percent and is partially secured by the Company's ownership in Bankers Trust series 1988-1 Residual Interest Certificate. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed. As of June 30, 1999, the Company had drawn down $375,000 on this line.

     The Company's cash flows for the six months ended June 30, 1999 and 1998 are as follows:

     (in thousands)                           1999           1998
     --------------------------------------------------------------
     Used in Operating Activities            $(2,408)      $   (844)
     Used in Financing Activities               (294)       (10,168)
     Provided by Investment Activities            23         11,026
                                             ----------------------
     Net Increase in
       Cash and Cash Equivalents             $(2,679)      $     14
                                             ======================

     At June 30, 1999, the Company had unrestricted cash and cash equivalents of $88,000 and accounts payable and accrued liabilities of approximately $1,944,000.

     Over the twelve months ending December, 1999, scheduled principal maturities on the notes payable on multifamily real estate amount to approximately $175,000 and are expected to be funded by cash flow from the Company's multifamily residential properties, from mortgage bond redemption proceeds. and from borrowing sources available to the Company. During the six months ended June 30, 1999 and 1998, the income from real estate operations before depreciation and amortization amounted to $75,000 and $276,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended December 31, 1999 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities. The Company expects to commence construction on 126 units of apartments to be built on the ten acres of land adjacent to the Villa San Marcos Apartments in Fresno, California. This construction is expected to be funded by a construction loan.

     The Company expects to retire the approximately $6 million in debt assumed with the acquisition of Novato Markets during the third quarter of 1999 and replace it with permanent financing however, the Company may, at its option, extend the current loan to June 1, 2000.

     On May 11, 1999 the Company and the Trustee reached settlement and agreed upon a plan of repayment of the funds balance due to Trustee whereby the Company paid $250,000 upon settlement and agreed to pay the balance in July, 1999.
This balance of approximately $371,000 was paid on July 23, 1999. In addition, the Company paid interest at the Federal Funds rate from December 21, 1998 to May 11, 1999 and at a rate of 10% thereafter.

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of
liabilities in the normal course of business.   In April 1999, the Company
obtained a $1,000,000 revolving line of credit from the Former Manager of the Company for working capital purposes. In addition to the TIS Line, management is currently evaluating the Company's alternatives to fund its fiscal 1999 cash requirements. Such alternatives include, among other things, consideration of
(i) the sale of real property, (ii) the sale of Structured Securities, (iii) reducing general and administrative expenses, (iv) refinancing existing debt, and (v) entering into joint venture arrangements with third parties. Management can provide no assurances as to the timing or ultimate closure of any of these alternatives. These strategies are dependant on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that the proceeds from the TIS Line, together with its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern for the next twelve months, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.


                        YEAR 2000 READINESS DISCLOSURES

     The Company's State of Readiness. The Year 2000 problem is the result of computer programs being written using two digits rather than four to identify a year in the date field. Consequently, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This issue, if not properly addressed, could cause systems to fail or create erroneous results on or after the Year 2000.

     Year 2000 issues impact both the Company's information technology ("IT") systems, such as its computer hardware and software, and its non-IT systems, such as its utilities, telephones, fax machines, security systems and emergency communications. Year 2000 issues may also affect the Company's vendors, suppliers and lessees.

     The Company uses a number of computer software programs and operating systems, including applications used in financial business systems and various administrative functions. The Company is in the process of identifying its computer hardware and software applications that are not yet "Year 2000" compliant

     Costs of Addressing the Company's Year 2000 Issues. Given information known at this time about whether the Company's systems are Year 2000 compliant, coupled with the Company's normal course-of-business efforts to upgrade or replace systems as necessary, management does not expect Year 2000 compliance costs to have a material adverse effect on the Company's liquidity or ongoing results of operations. The total cost of the Company's plan to address the Year 2000 issue, including estimates of personnel costs and hardware and software upgrades, is currently estimated to be approximately $50,000.

     Risks of the Company's Year 2000 Issues. A failure of the Company's critical systems to be Year 2000 compliant could cause a substantial disruption to the Company's operations, including the ability to conduct its business. Third-party vendors and suppliers on which the Company depends, including telecommunications and electrical power, could be interrupted if such third-parties are not Year 2000 compliant. As a result, the Company would be unable to operate normally, which could have a material adverse impact on the Company. Lessees of the Company's real properties may be unable to pay their rent and comply with their other lease obligations, if their businesses or operations are disrupted. Such failures could impair the quality of the Company's real estate portfolio and adversely affect its liquidity and financial condition.

     Notwithstanding any efforts of the Company to address the Year 2000 problem: (1) the Company's remediation efforts may not effectively address all Year 2000 issues or achieve complete Year 2000 compliance; (2) the actual time and cost to prepare the Company for Year 2000 compliance may substantially exceed estimates; and (3) the systems of vendors, suppliers and lessees on which the Company's operations directly or indirectly rely may not be timely converted. In any such event, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

     The Company's Contingency Plan. Management has identified manual operating procedures for certain of its critical operations, to address what it currently believes to be most reasonably likely scenarios regarding Year 2000 compliance issues.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   Legal Proceedings
          -----------------

     On March 11, 1999, The Bank of New York ("BNY") filed an action against the Company in the United States District Court for the Northern District of California, Case No. C.99-1130 MJJ. The complaint alleged, among other things, that BNY erroneously paid $1.2 million to the Company and that the Company had failed to repay approximately $600,000. On May 11, 1999, the parties reached settlement and agreed on a plan of repayment. As a result, the Company paid $250,000 on settlement and the remaining balance of approximately $371,000 was paid on July 23, 1999. In addition, the Company paid interest at the Federal Funds rate from December 21, 1998 to May 11, 1999 and at a rate of 10% thereafter.

  On January 27, 1999, Henry G. Elkins, Jr. brought an action against the Company in the California Superior Court, San Francisco, Case No. 300 825, to compel the Company to hold an annual meeting. Because the Company was intending to have a meeting anyway, it voluntarily agreed to a stipulated order without contesting the issue. The order required the Company to hold its meeting by June 11, 1999, subject to there being a quorum, and to mail notice of the meeting by April 26, 1999. After the Company brought its Rhode Island action against Mr. Tobin (as described in the following paragraph), Mr. Elkins filed a motion requesting the court to hold the Company in contempt or sanction it for failing to mail the notice of meeting by April 26, 1999. The court denied this motion. The Company mailed the notice of meeting on May 22, 1999 and initially convened the meeting on June 11, 1999. The June 11 session of the meeting was adjourned to July 2, 1999, as a quorum was not present. Mr. Elkins then asked the court to postpone the meeting to July 15, 1999. Under another stipulated court order, the meeting was postponed until July 15, 1999. To implement the order, the Company convened the meeting on July 2, 1999 and, without taking any other action, immediately adjourned to July 15, 1999. Under the terms of the order, the Company also accepted Mr. Tobin's nominations as valid for the 1999 annual meeting.

  On May 18, 1999, the Company brought an action (which was amended on May 21,
1999) against Fredrick G. Tobin (a Rhode Island resident) in federal District Court for the District of Rhode Island, Case No. CA 99 250L, seeking among other things a determination that Mr. Tobin's nominations for directors were invalid and to enjoin him from soliciting proxies from the Company's stockholders. The court denied the Company's motion for preliminary injunction against the solicitation of proxies by Mr. Tobin without ruling on the Company's position that the nominations were invalid. However, because the court indicated that it did not find the Company's position to be compelling, the Company voluntarily dismissed this action.

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

The 1999 annual meeting of stockholders of TIS Mortgage Investment Company was initially convened on June 11, 1999 and reconvened on July 2, July 15, and July 23, 1999. At the annual meeting, the stockholders elected:

        . Patricia M. Howe and Robert W. Ledoux as Class III directors, to serve until the year 2000 and their successors have been elected and qualify;

        . Douglas B. Fletcher and J. David Schemel as Class I directors, to serve until the year 2001 and their successors have been elected and qualify; and

        . Anthony H. Barash and Lorraine O. Legg as Class II directors, to serve until the year 2002 and their successors have been elected and qualify.

No other business was conducted at the annual meeting.

     In the election of directors, the following individuals received the number of votes set forth opposite their respective names:

With respect to the election of two Class III directors to serve until 2000.
     Nominees designated by the board
          Patricia M. Howe         For:   4,186,959   Withheld:   321,800
          Robert Ledoux            For:   4,180,559   Withheld:   328,200

     Nominees designated by Mr. Tobin
          Howard Shiebler          For:   3,244,459   Withheld:     2,000
          Chris Kostanecki         For:   3,244,459   Withheld:     2,000

With respect to the election of two Class I directors to serve until 2001.
     Nominees designated by the board
          Douglas B. Fletcher      For:   4,176,559   Withheld:   332,200
          J. David Schemel         For:   4,192,559   Withheld:   316,200

     Nominees designated by Mr. Tobin
          Henry Elkins             For:   3,244,459   Withheld:     2,000
          John Finn                For:   3,244,459   Withheld:     2,000
With respect to the election of two Class II directors to serve until 2002.
     Nominees designated by the board
          Anthony H. Barash        For:   4,192,559   Withheld:   316,200
          Lorraine O. Legg         For:   4,182,059   Withheld:   326,700

     Nominees designated by Mr. Tobin
          Frederick G. Tobin       For:   3,244,459   Withheld:     2,000
          Thomas Hedrick           For:   3,244,459   Withheld:     2,000

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

      Exhibit No.
      -----------

          27        Financial Data Schedule

     (b) On April 5, 1999, the Company filed an amendment no. 1 on Form 8-K/A to its current report on Form 8-K (which was originally filed on February 17, 1999), amending Item 7 of the original Form 8-K. On June 1, 1999, the Company filed an amendment no. 2 on Form 8-K/A, amending Item 2 of the original
Form 8-K.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TIS MORTGAGE INVESTMENT COMPANY



       August 16, 1999            BY:  /s/  Lorraine O. Legg
  ------------------------             ------------------------------------
        Date                           Lorraine O. Legg, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


       August 16, 1999            BY:  /s/  John E. Castello
  ------------------------             ------------------------------------
        Date                           John E. Castello, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer)