Form 10-Q
period 1999-09-30
TIS MORTGAGE INVESTMENT CO
filed 1999-11-15
CIK 833088

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1999

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

                              Yes   X      No____
                                  -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     Class of Common Stock              Outstanding at November 12, 1999
     ---------------------              --------------------------------
        $.001 Par Value                         8,893,250 Shares

                        TIS MORTGAGE INVESTMENT COMPANY

                                     Index


                                 Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                                            Page Number
Consolidated Financial Statements                                                         3

Condensed Consolidated Balance Sheets
     September 30, 1999 and December 31, 1998                                             4

Condensed Consolidated Statements of Operations
     Three months and Nine Months ended September 30, 1999 and 1998                       5

Condensed Consolidated Statements of Cash Flows
     Nine months ended September 30, 1999 and 1998                                        6

Notes to Condensed Consolidated Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                     19

                                Part II.  Other Information

Item 1.  Legal Proceedings                                                               20

Item 4.  Submission of Matters to a Vote of Security Holders.                            20

Item 6.  Exhibits and Reports on Form 8-K                                                20

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

     In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   (Amounts in Thousands except Share Data)

                                                        September 30, 1999            December 31, 1998
-------------------------------------------------------------------------------------------------------
ASSETS
Mortgage Related Assets
  Residual Interests                                              $    238                     $    284
  Interest Only (IO) Bonds                                              --                          840
  Commercial Securitizations                                            --                          184
                                                                  --------                     --------
     Total Mortgage Related Assets                                     238                        1,308
                                                                  --------                     --------

Operating Real Estate Assets, net                                   27,902                       20,172
                                                                  --------                     --------

Other Assets
  Cash and Cash Equivalents                                             91                        2,767
  Restricted Cash                                                      601                          140
  Accrued Interest and Accounts Receivable, Net                        190                           33
  Amortizable Costs, Net                                               346                          351
  Prepaid Expenses                                                     361                          285
                                                                  --------                     --------
     Total Other Assets                                              1,589                        3,576
                                                                  --------                     --------

     Total Assets                                                 $ 29,729                     $ 25,056
                                                                  ========                     ========
-------------------------------------------------------------------------------------------------------

LIABILITIES
Accounts Payable and Accrued Liabilities                          $  1,993                     $    473
Due to Trustee                                                          --                        1,218
Accrued Interest Payable                                                43                          116
Revolving Line of Credit                                               375                           --
Notes Payable on Real Estate                                        19,792                       13,794
Short-term Debt                                                         --                          667
                                                                  --------                     --------
     Total Liabilities                                              22,203                       16,268
                                                                  --------                     --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 shares authorized; 8,893,250 and
  8,105,880 shares issued and outstanding on
  September 30, 1999 and December 31, 1998,
  respectively.                                                          9                            8
Additional Paid-in Capital                                          76,467                       74,696
Accumulated Other Comprehensive Loss                                   (54)                         (11)
Retained Deficit                                                   (68,896)                     (65,905)
                                                                  --------                     --------
     Total Shareholders' Equity                                      7,526                        8,788
                                                                  --------                     --------

     Total Liabilities and Shareholders' Equity                   $ 29,729                     $ 25,056
                                                                  ========                     ========
-------------------------------------------------------------------------------------------------------

           See Notes to Condensed Consolidated Financial Statements

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (Amounts in Thousands except Per Share Data)

                                                        Three Months Ended                        Nine Months Ended
                                                           September 30                              September 30
                                                ---------------------------------        -----------------------------------
                                                      1999               1998                   1999                1998
----------------------------------------------------------------------------------------------------------------------------
MORTGAGE RELATED ASSETS
Interest
    Mortgage Certificates, net                          $   --              $  --                $    --             $ 2,606
    Short-term Investments                                   1                  1                      7                   2
    Residual Interests                                       9                  5                     25                 111
    Interest Only (IO) Bonds                                32                 38                     86                 137
Valuation Reserve Reduction                                 --                (21)                    --                 210
Gain (Loss) on Retirement of Investment                    449                 --                    449                (198)
Gain (Loss) on Sales of Investments                         --               (247)                     8                (268)
                                                --------------     --------------        ---------------     ---------------
    Income from Mortgage Related Assets                    491               (224)                   575               2,600
                                                --------------     --------------        ---------------     ---------------
INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
    Interest                                                --                 --                     --               3,010
    Administration Fees                                     --                 --                     --                  34
    Deferred Bond Issuance Costs                            --                 --                     --                  79
Short-term Debt                                             16                 15                     67                  85
    Total Interest and CMO Related Expenses                 16                 15                     67               3,208
                                                --------------     --------------        ---------------     ---------------
REAL ESTATE OPERATIONS
Rental and Other Income                                    944              1,024                   2725               3,066
Operating and Maintenance Expenses                        (298)              (362)                  (868)             (1,079)
Depreciation and Amortization                             (173)              (189)                  (501)               (569)
Interest on Real Estate Notes Payable                     (507)              (440)                (1,489)             (1,314)
Property Taxes                                             (83)               (78)                  (237)               (241)
Loss from Real Estate Operations                          (117)               (45)                  (370)               (137)
                                                --------------     --------------        ---------------     ---------------
OTHER EXPENSES
General and Administrative                                 257                229                    823                 763
Legal Expense                                               69                 28                    926                 167
Repurchase of Common Stock in Excess of Market
                                                            --                 --                  1,377                  --
                                                --------------     --------------        ---------------     ---------------
    Total Other Expenses                                   326                257                  3,126                 930

Income (Loss) Before Minority Interest                  $   32             ($ 541)              ($ 2,988)           ($ 1,675)
Minority Interest                                           --                 --                     --                 256
                                                --------------     --------------        ---------------     ---------------

  Net Income (Loss)                                     $   32             ($ 541)              ($ 2,988)           ($ 1,419)
                                                ==============     ==============        ===============     ===============
----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) per Share                             $0.003             ($0.07)                ($0.34)             ($0.18)

Weighted Average Shares Outstanding                      9,235              8,106                  8,806               8,106
----------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Amounts in Thousands)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                ------------------------------------------
                                                                                        1999                    1998
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                 ($ 2,988)                ($ 1,419)
Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
      Depreciation of Operating Real Estate Assets                                            501                      618
      Depreciation and Amortization                                                            95                      849
      Valuation Reserve Provision                                                              --                     (956)
      Gain on Sales of Investments                                                              8                      268
      Loss on Retirement of Investment                                                         --                      198
   Decrease (Increase) in Accrued Interest and Accounts Receivable                           (170)                      49
   Decrease (Increase) in Prepaid Expenses                                                    (66)                      93
   Increase (Decrease) in Accounts Payable and Accrued Liabilities                            419                     (289)
   Increase (Decrease) in Accrued Interest Payable                                             23                     (138)
                                                                                -----------------      -------------------
          Net Cash Used in Operating Activities                                            (2,178)                    (727)
                                                                                -----------------      -------------------
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Increase in Restricted Cash                                                              (170)                    (288)
Investment in Real Estate Assets                                                               --                     (295)
Additions to Real Estate Assets                                                               (95)                      --
Proceeds from Sale of Investments                                                              --                    1,884
Principal Reduction in Mortgage Certificates                                                   --                    9,888
Principal Reduction in Residual Interests                                                      47                       84
Principal Reduction in IO Bonds                                                               840                      444
Principal Reduction in Commercial Securitization                                              184                       --
Purchase of TISMIC Shares                                                                    (671)                      --
Net Cash Received in Purchase of Novato Markets                                                16                       --
                                                                                -----------------      -------------------
          Net Cash Provided by Investment Activities                                          151                   11,717
                                                                                -----------------      -------------------
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Due to Trustee                                                                   (371)                      --
Decrease in Short-term Debt                                                                  (667)                  (1,293)
Increase in Notes Payable on Real Estate                                                      183                       --
Increase in Revolving Line of Credit                                                          375                       --
Principal Payments on Notes Payable on Real Estate                                           (169)                    (212)
Principal Payments on CMO's                                                                    --                   (9,619)
                                                                                -----------------      -------------------
          Net Cash Used in Financing Activities                                              (649)                 (11,124)
                                                                                -----------------      -------------------

Net Decrease in Cash and Cash Equivalents                                                  (2,676)                    (134)
Cash and Cash Equivalents at Beginning of Period                                            2,767                      185
                                                                                -----------------      -------------------

Cash and Cash Equivalents at End of Period                                                $    91                  $    51
                                                                                =================      ===================
--------------------------------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

               TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998 and the Company's Form 10-Q's for the respective periods ended March 31, 1999 and June 30, 1999.

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In addition to the TIS Line (see
Note 7), management is currently evaluating the Company's alternatives to fund its on-going cash requirements. Such alternatives include, among other things, consideration of (i) the sale of real property, (ii) the sale of Structured Securities, (iii) reducing general and administrative expenses, (iv) refinancing existing debt, and (v) entering into joint venture arrangements with third parties. Management can provide no assurances as to the timing or ultimate closure of any of these alternatives. These strategies are dependant on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that the proceeds from the TIS Line, together with its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern for the next twelve months, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

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

     Basic Net Income (Loss) Per Share - Basic net income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding. For those periods where the Company incurred a loss, common equivalent shares related to the 1995 Stock Option Plan are antidilutive and therefore are not included in the weighted average number of shares outstanding.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid instruments with original maturities of three months or less to be cash equivalents. During the nine months ended September 30, 1999, the Company acquired real estate and assumed the underlying debt by issuing shares of the Company's common stock in a non-cash transaction.

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

     Reclassification - Certain fiscal 1988 items have been reclassified to conform to the current period presentation.

Note 3 - Residual Interests
     Presented below is a schedule of the residual interests owned by the Company.

RESIDUAL INTERESTS
------------------
(In thousands)

                                                                 Book Value
                                                       -------------------------------
                                         Purchase      September 30,      December 31,
Residual Series                           Price                1999              1998
--------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                    $1,537             $ 151             $ 176
LFR-9                                       2,589                68                89
CMSC I                                      8,642                14                14
FHLMC 25                                    4,934                 2                 3
FHLMC 21                                    5,361                 2                 2
--------------------------------------------------------------------------------------
Total Residual Interests                                      $ 237             $ 284
======================================================================================

     CMO Bonds in Residual Interests - Certain characteristics of the CMO Bonds in the Company's Residual Interests are on the following tables:

                              RESIDUAL INTERESTS

----------------------------------------------------------------------------------------------------------------------------------
                                                                               CMO Bond Data (100% of Issue)
                                                           -----------------------------------------------------------------------
Name of Issuer                                        TIS                 Initial   Sept. 30, 1999
and Series/                TIS                     Purchase             Principal        Principal
CMO Issue                Purchase       TIS %        Price   Bond         Balance          Balance           Bond           Stated
Date                       Date       Ownership     ($000)   Class         ($000)           ($000)         Coupon         Maturity
----------------------------------------------------------------------------------------------------------------------------------
1) Bankers Trust       May 29, 1991     99.990%    $1,537     1-A     $    9,722          $     0           7.35%      Jan 1, 2013
Series 1988-1                                                 1-B          8,017                0           8.50%      Apr 1, 2014
(BT 88-1)                                                     1-C         34,769            8,158           8.75%      Apr 1, 2018
Feb 16, 1988                                                  1-D         47,492            3,422           8.63%      Apr 1, 2018
                                                                      ---------------------------
                                                                      $  100,000          $11,580
----------------------------------------------------------------------------------------------------------------------------------

2) L F Rothschild       Nov 7, 1990    100.000%    $2,589       A     $   11,000          $     0     Zero Coupon      Jan 1, 2019
Trust 9                                                         B         22,000                0     Zero Coupon      Jan 1, 2019
(LFR-9)                                                         C         54,000            4,388     Zero Coupon      Jan 1, 2019
Dec 2, 1988                                                     D         32,850                0     Zero Coupon      Jan 1, 2019
                                                                E         30,000                0     Zero Coupon      Jan 1, 2019
                                                                R            150              150   Residual Bond      Jan 1, 2019
                                                                      ---------------------------
                                                                      $  150,000          $ 4,538
----------------------------------------------------------------------------------------------------------------------------------

3) Collateralized      Dec 21, 1988     44.000%    $4,462     I-1     $  291,000          $     0           7.95%      Feb 1, 2009
Mortgage               Mar 23, 1989     44.000%     4,180     I-2        194,000                0           9.45%      May 1, 2013
                                        ------     ------             ---------------------------
Securities Corp.           Subtotal     88.000%    $8,642     I-3(Z)      15,000           16,997           9.45%      Feb 1, 2017
                                        ======     ======
Series I (CMSC I)                                                     $  500,000          $16,997
Jan 28, 1987
----------------------------------------------------------------------------------------------------------------------------------

4) Federal Home        Jun 22, 1989     55.000%    $4,934    25-A     $  105,923          $     0           9.00%     Nov 15, 2018
Loan Mortgage                                                25-B         51,002                0           9.50%     Nov 15, 2005
Corporation                                                  25-C         53,028                0           9.50%     Mar 15, 2011
Series 25                                                    25-D         46,414                0           9.50%     Feb 15, 2014
(FHLMC 25)                                                   25-E         50,936                0           9.50%     May 15, 2016
Dec 1, 1988                                                  25-F         76,167                0           9.50%     Dec 15, 2018
                                                             25-G         43,940           16,839           9.50%     Feb 15, 2020
                                                             25-H         72,490                0           7.90%     Feb 15, 2020
                                                                R            100                3   Residual Bond     Feb 15, 2020
                                                                      ---------------------------
                                                                      $  500,000          $16,842
----------------------------------------------------------------------------------------------------------------------------------

5) Federal Home         Jan 5, 1989     62.500%    $5,361    21-A     $  140,645          $     0           8.90%     Jan 15, 1998
Loan Mortgage                                                21-B        216,267                0           8.90%     Feb 15, 2004
Corporation                                                  21-C        101,503                0           9.10%     Jan 15, 2006
Series 21                                                    21-D         93,376                0           9.25%     Jun 15, 2007
(FHLMC 21)                                                   21-E        122,951                0           9.35%     Feb 15, 2009
Nov 30, 1988                                                 21-F        240,408                0           9.45%     Sep 15, 2011
                                                             21-Z         84,750           31,547           9.50%     Jan 15, 2020
                                                                R            100                4   Residual Bond     Jan 15, 2020
                                                                      ---------------------------
                                                                      $1,000,000          $31,551
==================================================================================================================================

     CMO Collateral - The table below sets forth certain characteristics of the mortgage collateral pledged to secure each CMO in which the Company holds a Residual Interest.

                                                       CMO COLLATERAL
-------------------------------------------------------------------------------------------------------------------
                                                                         CMO Collateral Data (100% of Issue)
                                                                   ------------------------------------------------
                                                                   Weighted   Sept. 30, 1999    Current    Weighted
                                                                    Average       Collateral   Weighted     Average
                                             Residual                 Pass-        Principal    Average   Remaining
Residual                                     Interest     Type of   Through          Balance     Coupon   Months to
Series                                           Type  Collateral      Rate           ($000)       Rate    Maturity
-------------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
BT 88-1                                         Fixed        GNMA      9.00%          10,688       9.50%        190
LFR-9                                           Fixed        FNMA      9.50%           4,423      10.21%        209
CMSC I                                          Fixed        FNMA      9.50%          16,365     10.134         182
FHLMC 25                                        Fixed       FHLMC      9.50%          16,532      10.34%        206
FHLMC 21                                        Fixed       FHLMC      9.50%          30,209      10.22%        210
===================================================================================================================

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

INTEREST ONLY (IO) BONDS
------------------------
(In thousands)

                                                              Book Value
                                                 -------------------------------
Name and Issuer                        Purchase    September 30,    December 31,
and Series                                Price             1999            1998
--------------------------------------------------------------------------------
FNMA Series 1992-123 Class S             $8,203        $       0        $    809
Pru Home Mtg Corp Series 1992-7           4,776                0              31
--------------------------------------------------------------------------------
                                                       $       0        $    840
================================================================================

     Certain characteristics of the Company's IO Bonds are on the following table:

                                             INTEREST ONLY BONDS
--------------------------------------------------------------------------------------------------------------
                                                             Collateral Data (% of IO held by TIS)
                                             -----------------------------------------------------------------
                                                              Weighted   Sept. 30, 1999    Current    Weighted
Name of Issuer                             TIS                 Average       Collateral   Weighted     Average
and Series/                     TIS   Purchase                    Pass        Principal    Average   Remaining
CMO Issue                  Purchase      Price     Type of     Through          Balance     Coupon   Months to
Date                           Date     ($000)  Collateral  Rate to IO           ($000)       Rate    Maturity
--------------------------------------------------------------------------------------------------------------
1) Prudential          Mar 27, 1992   $  4,776         NON      0.5652%       $  14,296       9.04%        258
Home Mortgage                                       AGENCY
Corporation
Series 1992-7
March 1, 1992
--------------------------------------------------------------------------------------------------------------
==============================================================================================================

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

     The carrying value of operating real estate assets at September 30, 1999 and December 31, 1998 is presented in the following table:

                                               September 30,      December 31,
            (in thousands)                         1999               1998
           -------------------------------------------------------------------
           Land                                     $ 5,985           $ 4,120
           Buildings and improvements                23,204            16,920
           Personal property                            985               899
                                               ------------------------------
               Total                                 30,174            21,939
           Less accumulated depreciation
               and amortization                      (2,272)           (1,767)
                                               ------------------------------
               Net                                  $27,902           $20,172
                                               ==============================

     At September 30, 1999, the Company's three multifamily properties had an overall occupancy of 92%. The shopping centers had one vacancy representing 2% of the total rentable square footage.

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

     On February 2, 1999, the Company acquired through the purchase of stock of Novato Markets, Inc. the ownership of a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and a shopping center in Petaluma, California, named Midtown Center. These shopping centers were subject to existing secured debt totaling $5,984,000 at acquisition. This financing is at a rate of 15.0% of which 10% is paid each month and the remaining 5.0% accrues to the principal balance of the loan. The maturity date of this loan is June 1, 1999 and may be extended at the option of the borrower through June 1, 2000. The Company has extended this loan on a month-to-month basis while it is negotiating a refinance of the loan. The Company expects this refinancing to be complete in the fourth quarter of 1999.

     The following table summarizes the debt outstanding on the properties as of September 30, 1999 and December 31, 1998, respectively.


                          Principal Balance                       Interest                    Monthly
                          -----------------           Basis of      Rate                      Principal
                    September 30,       Dec. 31,      Interest    Sept. 30,      Due        and Interest
Property                 1999             1998          Rate         1999        Date          Payment
--------------------------------------------------------------------------------------------------------
Shady Lane              $ 1,268,056   $ 1,292,145     Floating      8.69%     Dec. 1, 2004    $ 12,063

VillaSan Marcos           6,743,512     6,825,984       Fixed       8.31%     Apr. 1, 2007      70,597

Four Creeks - I           1,751,597     1,767,100       Fixed       8.16%     Dec. 1, 2005      13,521

Four Creeks - II          3,861,140     3,908,426       Fixed       8.31%     Apr. 1, 2007      31,649

Novato Markets            6,167,541            --       Fixed      15.00%     June 1, 1999          (1)
--------------------------------------------------------------------------------------------------------

Total                   $19,791,846   $13,793,655                                             $127,830
========================================================================================================

     (1) Payment on the Novato Markets Loan is interest only monthly at a pay rate of 10% annual interest. Interest accrues to the unpaid balance at a 5% annual rate.

Note 7 - Short-Term Debt

     At September 30, 1999 the Company had no short-term borrowings. As of December 31, 1998, short-term borrowings totaled $667,000 and consisted of a repurchase agreement with Bear Stearns & Co. collateralized by some of the Company's IO Bonds. The repurchase agreement had an initial term of one month, was renewed on a month-to-month basis and was paid off on March 4, 1999 in conjunction with the sale of FNMA 92-123.

     In April of 1999, the Company entered into a financing agreement with TIS Financial Services, Inc., (the "Former Manager"), whereby the Former Manager extended a revolving line of credit of $1,000,000 to the Company (the "TIS Line"). The Former Manager and the Company have common ownership and executive officers and as such are related parties. Credit support to the Former Manager includes guaranteed loans by a bank and a board member of the Company in support of the TIS Line to the Company. This line is to provide working capital to the Company. This revolving line of credit is for a term of one year, is at the rate of prime plus one and one half percent and is partially secured by the Company's ownership in Bankers Trust series 1988-1 Residual Interest Certificate. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed. As of September 30, 1999, the Company had drawn down $375,000 on this line.

Note 8.  Funds Due to Trustee

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

Note 9.   Reporting Comprehensive Income

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

                                          Three Months Ended:                   Nine Months Ended:
     (In thousands)                           September 30                        September 30
                                          1999           1998                 1999            1998
                                       -------------------------           --------------------------
     Net income (loss)                 $       32      $    (541)          $  (2,988)      $   (1,419)
     Net change in unrealized gains
     (losses)
     available for sale investments          (491)           (61)                (65)             210
                                       -------------------------           --------------------------
     Comprehensive Loss                $     (459)     $    (602)          $  (3,053)      $   (1,209)
                                       =========================           ==========================

Note 10.  Segment Data

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

     The accompanying condensed consolidated Balance Sheets and Statements of Operations are segregated according to the related operating segments.

Note 11.  Commercial Securitizations

     On July 1, 1999 the Company received $633,209 proceeds from redemption of its ownership of Prudential Mortgage Series 93-6, Classes, B, C and D. These interests represent the Company's investments in Commercial Securitizations. This redemption resulted in a gain on retirement of investment of $449,000.

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

                             RESULTS OF OPERATIONS

     The Company had net income of $32,000, or $0.003 per share and a net loss of $2,988,000 or $0.34 per share, for the quarter and nine months ended September 30, 1999, respectively. This compares to net losses of $541,000, or $0.07 per share and $1,419,000 or $0.18 per share, for the quarter and nine months ended September 30, 1998, respectively. The Company did not pay a dividend in the first nine months of either year.

     There was no interest income from mortgage certificates in the first nine months of 1999 due to the sale of CMOT 28 during 1998. There was also no interest expense related to Collateralized Mortgage Obligations, administration fees or amortization of deferred bond issuance costs in the first nine months of 1999 due to this sale of CMOT-28.

     Income from Residual Interests and Interest Only bonds was $111,000 in the nine months ended September 30, 1999 as compared to $248,000 in the prior year period. The decline is due primarily to the sale of FNMA 92-123 in the first quarter of 1999.

On July 1, 1999 the Company received $633,209 as redemption proceeds from retirement of its ownership of Prudential Mortgage Series 93-6, Classes, B, C and D. This redemption resulted in a gain on retirement of investment of $481,000.

     On March 4, 1999, the Company sold its interest in its IO Bond, FNMA Series 1992-123 S for $782,879. This sale generated a gain of approximately $8,000. The Company used $616,000 of the proceeds to retire its short-term debt.

     Real Estate operations generated a loss of $370,000 and $137,000 in the nine months ended September 30, 1999 and 1998, respectively. The major reason for the increased loss is the increase in interest expense from the addition of the notes payable for the Novato Markets shopping centers.

     For the nine months ended September 30, 1999, general and administrative expense totaled $823,000 as compared to $763,000 in the comparable prior year period. The increase is primarily attributable to costs related to the election contest in connection with the 1999 stockholders meeting.

     For the nine months ended September 30, 1999, legal expense totaled $926,000 as compared to $167,000 in the nine months ended September 30, 1998. The increase was primarily due to legal expenses related to the acquisition of Novato Markets and the purchase of shares from Turkey Vulture Fund XIII, Ltd. and its affiliates, described in the Company's Current Report on Form 8-K dated February 2, 1999, as amended on April 5, and June 1, 1999; the election contest in connection with the 1999 annual meeting of stockholders; and the litigation concerning The Bank of New York, Henry G. Elkins, Jr., and Frederick G. Tobin, described in Part II, Item 4 below.

     The stock purchase expense on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1999 relates to the purchase of shares from Turkey Vulture Fund XIII, Ltd. In accordance with generally accepted accounting principles, the Company recorded the share purchase transaction by allocating the total cash purchase amount of $2,048,250 between additional paid-in capital on the accompanying condensed consolidated balance sheet in the amount of $670,881, representing the product of the number of shares purchased times the closing price of the Company's shares on February 1, 1999, with the balance, $1,377,369, charged to stock purchase expense.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of, mortgage instruments, multifamily residential properties and other real estate investments.

     In April of 1999, the Company entered into a financing agreement with TIS Financial Services, Inc., the Former Manager, whereby the Former Manager extended a revolving line of credit of $1,000,000 to the Company. This line is to provide working capital to the Company. This revolving line of credit is for a term of one year, is at the rate of prime plus one and one half percent and is partially secured by the Company's ownership in Bankers Trust series 1988-1 Residual Interest Certificate. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed. As of September 30, 1999, the Company had drawn down $375,000 on this line.

     The Company's cash flows for the nine months ended September 30, 1999 and 1998 are as follows:

     (in thousands)                         1999          1998
     -------------------------------------------------------------
     Used in Operating Activities          $  (2,178)   $   (727)
     Used in Financing Activities               (649)    (11,124)
     Provided by Investment Activities           151      11,717
                                           -----------------------
     Net Decrease in Cash and
     Cash Equivalents                       ($ 2,676)     ($ 134)
                                           =======================

     At September 30, 1999, the Company had unrestricted cash and cash equivalents of $91,000 and accounts payable and accrued liabilities of approximately $1,993,000.

     Over the twelve months ending December, 1999, scheduled principal maturities on the notes payable on multifamily real estate amount to approximately $175,000 and are expected to be funded by cash flow from the Company's multifamily residential properties, from mortgage bond redemption proceeds and from borrowing sources available to the Company. During the nine months ended September 30, 1999 and 1998, the income from real estate operations before depreciation and amortization amounted to $131,000 and $432,000, respectively. The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended December 31, 1999 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities. The Company expects to commence construction on 126 units of apartments to be built on the ten acres of land adjacent to the Villa San Marcos Apartments in Fresno, California. This construction is expected to be funded by a construction loan.

The Company expects to retire the approximately $6 million in debt assumed with the acquisition of Novato Markets during the fourth quarter of 1999 and replace it with permanent financing however, the Company may, at its option, extend the current loan to June 1, 2000.

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

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In April 1999, the Company obtained a $1,000,000 revolving line of credit from the Former Manager of the Company for working capital purposes. In addition to the TIS Line, management is currently evaluating the Company's alternatives to fund its on-going cash requirements. Such alternatives include, among other things, consideration of
(i) the sale of real property, (ii) the sale of Structured Securities, (iii) reducing general and administrative expenses, (iv) refinancing existing debt, and (v) entering into joint venture arrangements with third parties. Management can provide no assurances as to the timing or ultimate closure of any of these alternatives. These strategies are dependant on the economic operating environment including volatility of interest rates and the ability for the California Central Valley apartment rental market to absorb rental increases. The Company believes that the proceeds from the TIS Line, together with its on-going real estate operations and mortgage related investment portfolio will provide sufficient liquidity for it to continue as a going concern for the next twelve months, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   Legal Proceedings
          -----------------

     Previously reported in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

     Previously reported in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

   (a)       Exhibits:

          Exhibit No.
          -----------

             27     Financial Data Schedule

   (b) No Reports of Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TIS MORTGAGE INVESTMENT COMPANY



  November 15, 1999                     BY:  /s/ Lorraine O. Legg
  -----------------                          --------------------
        Date                                 Lorraine O. Legg, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



  November 15, 1999                     BY:  /s/ John E. Castello
  -----------------                          --------------------
        Date                                 John E. Castello, Executive Vice
                                             President and Chief Financial
                                             Officer (Principal Financial
                                             Officer)