Form 10-K
period 1999-12-31
TIS MORTGAGE INVESTMENT CO
filed 2001-01-04
CIK 833088

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

        Securities registered pursuant to Section 12 (g) of the Act: None

                               Title of each class
                     ---------------------------------------
                     Common Stock, par value $.001 per share

                         ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of December 14, 2000 the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on that date of the shares) was approximately $1,586,000.

As of December 14, 2000, there were 8,893,250 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

 NONE.

                         TIS MORTGAGE INVESTMENT COMPANY
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                                                Page
Item 1:    Business                                                                                      3
Item 2:    Properties                                                                                   19
Item 3:    Legal Proceedings                                                                            20
Item 4:    Submission of Matters to a Vote of Security Holders                                          21

PART II

Item 5:    Market for the Registrant's Common Equity and Related Stockholder Matters                    22
Item 6:    Selected Financial Data                                                                      23
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations        25
Item 7A:   Quantitative and Qualitative Disclosures About Market Risk                                   32
Item 8:    Financial Statements and Supplementary Data                                                  33
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         33

PART III

Item 10:  Information about Directors and Executive Officers of the Registrant                          34
Item 11:  Executive Compensation                                                                        35
Item 12:  Security Ownership of Certain Beneficial Owners and Management                                37
Item 13:  Certain Relationships and Related Transactions                                                39

PART IV

Item 14:  Exhibits, Financial Statements and Reports on Form 8-K                                        41

         IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, BELIEFS, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 2000 AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.

                                     PART I

Item 1.  Business.

                                  Introduction

General

         TIS Mortgage Investment Company, a Maryland corporation (the "Company" or the "Registrant") is an owner and operator of multi-family residential properties in the Central Valley of California and family shopping centers in the North Bay area of San Francisco. The Company is a self-managed real estate investment trust or REIT.

Primary Business Activity

         The Company operates as a real estate investment trust which invests in multifamily real estate, family shopping centers and development projects. The Company has, in years before 1994, primarily invested in the Residual Interests of single-family CMOs, which are a series of fixed rate or variable rate bonds with a wide range of maturities. CMOs are typically issued in series, which generally consist of serially maturing classes ratably secured by a single pool of mortgage instruments. The Company changed its investment focus from Structured Securities to multifamily real estate in 1994.

         In 1995, the Company acquired four multifamily residential properties in California's Central Valley. These properties consisted of 539 units together with 9.75 acres of unimproved land slated for the development of an additional 126 units. The aggregate purchase price for the properties was approximately $29.3 million, including existing debt assumed by the Company. In the fourth quarter of 1998, the Company sold its investment in one of these residential properties for a sale price of $8.3 million including the assumption of approximately $6.3 million of mortgage related debt.

         On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. and through its subsidiary acquired a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza and a shopping center in Petaluma, California, named Midtown Center. The shopping centers have a combined commercial and retail space totaling approximately 76,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building. The Company intends to continue operating the shopping centers.

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

Limitation on Use of Net Operating Loss Carryforwards.

         As of December 31, 1999, the Company had a consolidated net operating loss carryforward of approximately $61.2 million for Federal income tax purposes. This number is based upon actual Federal consolidated income tax filings for the periods through December 31, 1998 and an estimate of the 1999 taxable loss. Some or all of the carryforward may be available to the Company to offset, for Federal income tax purposes, the future taxable income, if any, of the Company and its wholly-owned subsidiaries, subject to the limitations and risks discussed below.

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

         The Company believes that it has not undergone an ownership change in prior years. However, the Company as of December 14, 2000, does have two 5-percent or more shareholders who acquired their stock in the last three-year period. There is no assurance that these shareholders will not make additional changes in their holdings in any potential future three-year testing period which could, when combined with other changes, cause an ownership change to have occurred. In addition, if any additional shareholders become 5-percent shareholders in the future, this could cause an ownership change to occur and limit the Company's use of its NOLs.

         The Company also has capital loss carryforwards of approximately $5.4 million at December 31, 1999. These loss carryforwards expire in the year 2000.

Risk Factors

1.  Insufficient Cash and Liquidity Sources to Fund Ongoing Operations

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However current factors as of December 31, 1999, raised substantial doubt about the Company's ability to continue as a going concern. Those factors as of December 31, 1999 that raised substantial doubt about the Company's ability to continue as a going concern are as follows:

                  (1) The company had a significant working capital deficit as of December 31, 1999. The Company's liabilities that were payable in the near term exceeded the Company's existing unrestricted cash and cash equivalents by $2,834,000. The Company's current liabilities, excluding portions of notes payable due within one year, included the following:

                    Accounts payable and accrued liabilities         $ 2,547,000
                    Accrued interest payable                              42,000
                    Short-term debt, Due to affiliate                    300,000
                                                                     -----------
                                                                     $ 2,889,000

                  (2) One of the Company's lenders had filed a notice of default and was requesting immediate payment of approximately $6,418,000 as of February 29, 2000 reflecting unpaid principal and interest and including certain other penalties and charges triggered by the default. As described more fully in Note 22 of the accompanying Financial Statements, the Company believes that the lender's notice of default was improper and together with its legal counsel has taken actions to request the lender to rescind its notice of default. The Company and the Lender reached a settlement in September of 2000. See
          Note 22 to the Company's financial statements.

         Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year and to obtain new financing to repay the loan currently declared in default. Alternatives evaluated by management included, among other things, consideration of (i) the sale of its Four Creeks Village property and other real property as necessary, (ii) reducing general and administrative expenses, (iii) obtaining financing from a new lender in order to repay the existing debt currently declared in default, (iv) sale of Novato Markets property in order to repay the existing debt currently declared in default, and (v) entering into joint venture arrangements with third parties.

         The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern throughout 2000, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties. See Note 22 to the Company's financial statements.

2.  Risks Associated with Refinancing Real Estate

         The Company, through its wholly owned subsidiary P-SUB I, Inc. ("Borrower"), have a loan with Ocwen Federal Bank, FSB ("Ocwen") secured by its two shopping centers comprising Novato Markets. P-SUB I and its lender have disagreed about the maturity of the loan. P-SUB I believed that the maturity was June 1, 2000 and Ocwen asserted that the loan matured in January 2000 and is therefore in default. The two parties were unable to reach agreement on this matter. On May 1, 2000, the Company announced that P-SUB I, Inc. filed on Friday April 28, 2000, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken by Borrower in order to protect the shareholders equity pending a resolution of the Company's differences with Ocwen. The Company and Ocwen have reached a court approved settlement in September, 2000 and the Company is in the process of finalizing a new collateralized loan for the amount of the $5,700,000 which is payable to Ocwen on December 28, 2000. We expect this financing to be completed in January, 2001. See Note 22 of the Accompanying Financial Statements for a discussion of the terms of the settlement. If the Company were unable to secure this financing and under a worst case be obliged to sell the property, the Company believes that based upon recent appraisals there would be sufficient proceeds to retire the Ocwen loan

3.  Risks Associated with Investments in Real Estate

         The returns available from equity investments in real estate depend on the amount of income earned and appreciation generated by the related properties as well as the expenses incurred. Income from the properties may be adversely affected by, among other things, increasing unemployment rates, oversupply of competing properties, reduction in demand for properties in the area, increasing affordability of single family homes, and adverse real estate, zoning and tax laws. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) constitute fixed costs and do not decrease when circumstances cause a reduction in income from the investment. Furthermore, real estate investments are relatively illiquid and therefore, will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions.

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

4.  Market Risks Relating to Mortgage Assets

         The results of the Company's operations are influenced, among other things, by the level of net cash flows generated by the Company's mortgage assets. The net cash flows vary primarily as a result of changes in mortgage prepayment rates, interest rates, reinvestment income and borrowing costs, all of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, reinvestment income and borrowing costs depend upon the nature and terms of the mortgage assets, the geographic location of the properties securing the Mortgage Loans included in or underlying the mortgage assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

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

5.  General Risks

Competition

         There are numerous real estate companies, insurance companies, financial institutions, pension funds and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining tenants. The affordability of ownership of single family housing can influence the level of occupancy of multi-family units.

Market Price of Common Stock

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

         Exchange of Shares for Novato Markets.

         On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. ("Novato") from Pacific Securitization, Inc., ("Pacific") in exchange for 1,613,070 shares of Common Stock ("Shares") of the Company pursuant to an Agreement and Plan of Reorganization dated as of February 1, 1999, between the Company and Pacific. Pacific is indirectly principally owned by Lorraine O. Legg, the President and Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. The Company's acquisition of Novato was approved by the Company's Board of Directors. Through its wholly-owned subsidiary, PSUB-I, Novato owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. The Company intends to continue operating the shopping centers.

         The  Shares  were  issued  to  Pacific   under  an   exemption  to  the
registration requirements of the Securities Act of 1933, as amended. Accordingly, the Shares are "restricted securities," as defined in Rule 144 of the Securities Act, and are not freely transferable. The Company granted Pacific one-time demand registration rights with respect to the Shares for the period beginning June 30, 1999 and ending February 2, 2001. It also granted Pacific piggy-back registration rights in the event that the Company files a registration statement under the Securities Act in connection with the proposed offer and sale for cash of shares of Common Stock by it or by any of its shareholders. The share exchange is intended to be a tax free reorganization within the meaning of Section 368(a)(1) of the Internal Revenue Code of 1986, as amended. Prior to the closing of the share exchange, Novato caused its wholly-owned subsidiary to transfer to Pacific all its rights under a lease, with option to purchase, with Ignacio Properties, LLC, relating to the Ignacio Center in Novato, California, and Pacific agreed to assume all the obligations of the subsidiary under the lease and option. The Company, Novato, Novato's wholly-owned subsidiary and Pacific then entered into an agreement dated as of February 1, 1999, whereby the parties clarified their respective rights and obligations relating to the Ignacio Property and the Company's rights to an escrow established when Pacific originally acquired Novato. See Part III, Item 13, Certain Relationships and Related Transactions.

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

Subsidiaries

         TIS Property Acquisition Company ("TISPAC"), a Maryland corporation, is a wholly-owned subsidiary of the Company, and was incorporated on September 8, 1995, for the purpose of owning and financing real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a Qualified REIT Subsidiary. Accordingly, the accounts of TISPAC are consolidated with those of the Company.

         Novato Markets, Inc. is a wholly-owned subsidiary of the Company, incorporated on July 26, 1956, and acquired on February 2, 1999. It has one wholly-owned subsidiary, P-SUB I, Inc. incorporated on June 4, 1997. P-SUB I owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and owns a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. The accounts of Novato Markets, Inc. and P-SUB I, Inc. are consolidated with those of the Company.

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

                            Management of Operations

Self Management

                  In connection with becoming self-managed on July 1, 1996, the Company entered into a Facilities and Expense Sharing Agreement ("Expense
Sharing Agreement") with TIS Financial Services Inc., (the "Former Manager") providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, Chairman and President of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. Both agreements have evergreen renewal provisions that automatically extend the term of the agreements for one year, unless either party provides prior written notice to terminate during the periods provided by the agreement. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space. The Company incurred expenses of $48,000, $28,000 and $38,000 for the years ended December 31, 1999, 1998, and 1997, respectively under the expense sharing agreement with the Former Manager.

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

         The failure of the Company to be treated as a REIT for any taxable year could materially and adversely affect the shareholders, since the Company would be taxed as a corporation. Accordingly, the taxable income of the Company (computed without any deduction for distributions to shareholders) would be taxed to the Company at corporate rates (currently up to 35% for Federal purposes), and the Company would be subject to any applicable minimum tax. However, the Company has $61.2 million of net operating loss carryforwards to offset taxable income. Additionally, distributions to the shareholders would be treated as ordinary income to the extent of the Company's earnings and profits. As a result of the "double taxation" (i.e. taxation at the corporate level and subsequently at the shareholder level when earnings are distributed) the distributions to the shareholders would decrease substantially, because a large portion of the cash otherwise available for distribution to shareholders would be used to pay taxes. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

Qualification of the Company as a REIT

General

         In order to qualify as a REIT for Federal income tax purposes, the Company must elect to be so treated and must satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions, and the ownership of the Company. The following is a discussion of those tests.

Sources of Income

         The Company must satisfy income tests for each taxable year with respect to which it intends to qualify as a REIT: (i) the 75% income test, and
(ii) the 95% income test. Under the first test, at least 75% of the Company's gross income for the taxable year must be derived from certain qualifying real estate related sources. Income that qualifies under the 75% test includes (a) interest on obligations secured by mortgages on real property or on interests in real property (including, generally, income from regular and residual interests in REMICs), (b) rents from real property, (c) distributions from other REITs,
(d) gain from the sale or other disposition of real property (including interests in real property and interests in mortgages on real property) that is not "dealer property" (i.e. property that is stock in trade, inventory, or property held primarily for sale to customers in the ordinary course of business), (e) income from the operation, and gain from the sale, of property acquired at or in lieu of a foreclosure of a mortgage ("foreclosure property") ,
(f) commitment fees related to Mortgage Loans, and (g) income attributable to the temporary investment of the Company's capital proceeds (excluding amounts received pursuant to a dividend reinvestment program) in stock or debt instruments, if such income is received or accrued during the one-year period beginning on the date of receipt of the capital proceeds ("qualified temporary investment income").

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

         The Company anticipates that its gross income will continue to include a component from interest and gains on mortgage assets and income from short-term reinvestments, but will consist principally of rents from its real estate assets. The composition and sources of the Company's income allowed the Company to satisfy the income tests for all fiscal years through December 31, 1999 and should allow the Company to satisfy the income tests during each year of its existence. If, however, the Company causes issuances of interests in real estate mortgage investment conduits ("REMICs") or issuances of certificates representing certain equity interests in mortgage instruments (such as pass-through certificates), the Company could recognize income or gain that, if from transactions in which the Company is deemed to be a dealer, could be subject to the 100% tax on prohibited transactions. See "Taxation of the Company" below. This effectively limits both the Company's ability to issue REMIC securities directly or through wholly owned subsidiaries and its ability to issue such securities indirectly through issuance of funding notes to affiliated issuers. Further, certain short-term reinvestments may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test. In addition, income from Structured Securities which do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made (e.g. CMOs) may not qualify under the 75% income test. The Company intends to monitor its reinvestments and hedging transactions closely to avoid disqualification as a REIT.

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

         REITs are permitted to hold assets in wholly owned subsidiaries ("Qualified REIT Subsidiaries"). A subsidiary of a REIT is a Qualified REIT Subsidiary if 100% of its stock is owned by the REIT at all times during the period such subsidiary is in existence. A Qualified REIT Subsidiary is not treated as a separate corporate entity for Federal income tax purposes, but rather, together with its parent REIT, is treated as a single taxpayer. Accordingly, all of the assets, liabilities and items of income, deduction and credit of a Qualified REIT Subsidiary are treated as the assets, liabilities, and items of income, deduction and credit of the parent REIT for Federal income tax purposes and, in particular, for purposes of satisfying the applicable Code provisions for qualification as a REIT. The Company's wholly owned subsidiary, TISPAC, is a Qualified REIT Subsidiaries.

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

Item 2.  Properties.

         At December 31, 1999, the Company's operating real estate assets consisted of three multifamily apartment complexes located in California's Central Valley and two shopping centers in Northern California. All of the multifamily properties were acquired in 1995 either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. As part of a refinancing, title to Villa San Marcos and a portion of the Four Creeks Property were vested in TISPAC. The multifamily residential properties Shady Lane and Four Creeks Phase I are held directly by the Company at December 31, 1999. Information regarding these properties is shown in the table below:

                                                                   Villa        Four Creeks
                                                 Shady Lane      San Marcos       Village
--------------------------------------------- --------------- --------------- ---------------
Location                                         Visalia, CA      Fresno, CA     Visalia, CA
Date of Construction                                    1985            1991       1986-1991

Purchase Price                                    $2,105,000     $9,000,000*      $9,000,000
Purchase Price per Square Foot                        $40.44          $62.44          $48.27

Notes Payable Secured by
Real Estate at December 31, 1999                  $1,259,019      $6,717,604      $5,593,062

Number of Units                                           54             120             146
Rentable Square Feet                                  52,056         144,140         186,439
Average Monthly Rent per Unit in 1999                   $433            $841            $763
Monthly Rent per Square Foot in 1999                   $0.45           $0.70           $0.60

Improved Land Area                                2.77 acres      9.77 acres     13.34 acres
Unimproved Land Area                                      --      9.75 acres              --

Occupancy at December 31, 1999                           89%             98%            100%

* In addition to acquiring the currently existing building, the Company purchased the adjoining 9.75 acres of unimproved land for $1,000,000 for possible future developments. At the time of purchase, all requisite entitlements were in place.

         On February 2, 1999, the Company acquired Novato Markets and through its subsidiary acquired a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza and a shopping center in Petaluma, California, named Midtown Center. The shopping centers have a combined commercial and retail space totaling approximately 76,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building. As of December 31, 1999, the shopping centers had two vacancies.

         Information on these shopping center properties is shown in the table below:

                                                   Mountain
                                                   Shadows         Midtown
                                                    Plaza           Center
-------------------------------------------------------------------------------------
Location                                                Rohnert Park,    Petaluma, CA
                                                                   CA
Date of Construction                                      1986 - 1991            1962

Notes Payable Secured by                Combined
Real Estate at December 31, 1999       $6,237,010                  na              na

Rentable Square Feet                                           68,699           7,200
Monthly Rent per Square Foot in 1999                            $1.02            $.95

Improved Land Area                                         7.04 Acres      0.39 Acres  (leased)

Occupancy at December 31, 1999                                    96%            100%

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

         On January 27, 1999, Henry G. Elkins, Jr. brought an action against the Company in the California Superior Court, San Francisco, Case No. 300 825, to compel the Company to hold an annual meeting. Because the Company was intending to have a meeting anyway, it voluntarily agreed to a stipulated order without contesting the issue. The order required the Company to hold its meeting by June 11, 1999, subject to there being a quorum, and to mail notice of the meeting by April 26, 1999. After the Company brought its Rhode Island action against Mr. Tobin (as described in the following paragraph), Mr. Elkins filed a motion requesting the court to hold the Company in contempt or sanction it for failing to mail the notice of meeting by April 26, 1999. The court denied this motion. The Company mailed the notice of meeting on May 22, 1999 and initially convened the meeting on June 11, 1999. The June 11 session of the meeting was adjourned to July 2, 1999, as a quorum was not present. Mr. Elkins then asked the court to postpone the meeting to July 15, 1999. Under another stipulated court order, the meeting was postponed until July 15, 1999. To implement the order, the Company convened the meeting on July 2, 1999 and, without taking any other action, immediately adjourned to July 15, 1999. Under the terms of the order, the Company also accepted Mr. Tobin's nominations as valid for the 1999 annual meeting. The 1999 annual meeting was held on July 15, 1999.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock trades in the over the counter market under the symbol TISM The Stock was also listed on the Pacific Exchange under the symbol "TIS" until May 11, 2000 when trading in the stock was suspended from that exchange. The Company was also listed on the New York Stock Exchange until August 19, 1998, when the stock was delisted from that exchange. The high and low closing sales prices of shares of the Common Stock on the New York Stock Exchange and subsequently on the over the counter market for the periods indicated were as follows:

                                                 High              Low
1998
   First Quarter                               $ 2-3/8           $ 1-3/16
   Second Quarter                                2-3/16            1-9/16
   Third Quarter                                 1-7/8               9/16
   Fourth Quarter                                  7/8               3/8

1999
   First Quarter                                 1-3/8               1/2
   Second Quarter                                1-3/8               3/4
   Third Quarter                                 1                  13/16
   Fourth Quarter                                  7/8               9/16

2000
   First Quarter                                  11/16              1/2
   Second Quarter                                  9/16              1/4
   Third Quarter                                   7/8               1/4
   Fourth Quarter                                  3/4               1/4

--------------------------------------------------------------------------------

         On December 14, 2000, the closing sales price of the shares of Common Stock as reported in the over the counter market was $0.25. On that date the Company had outstanding 8,893,250 shares of Common Stock which were held by approximately 500 shareholders of record.

         The following table details distributions paid during the Company's three most recent fiscal years. No distributions were paid in 1997 or 1999.

                                    Date        Amount               Record                Payment
Quarter Ended                   Declared      Declared                 Date                   Date
--------------------------------------------------------------------------------------------------
December 31, 1998     September 15, 1998        $0.002     December 1, 1998      December 18, 1998

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

         In prior years, a significant portion of the REIT Taxable Income of the Company has been derived from the Company's Structured Securities although, in future years, it is anticipated that increasing portions of the taxable income of the Company will be derived from its operating real estate assets. Taxable income is increased by non-cash credits from, among other things, the accretion of market discount on the Mortgage Certificates pledged as collateral for bonds and is decreased by non-cash expenses, including, among other things, the amortization of the issuance costs of bonds, market premium on the Mortgage Certificates pledged as collateral for bonds and the accretion of original issue discount on certain bond classes. In certain instances, the REIT Taxable Income of the Company for Federal income tax purposes may differ from its net income for financial reporting purposes principally as a result of the different methods used to determine the effect and timing of recognition of such non-cash credits and expenses.

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

Item 6.  Selected Financial Data

         The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The data as of and for the years ended December 31, 1999, 1998 and 1997 have been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)
----------------------------------------------- -------------------------------------------------------------
                                                                             Years Ended December 31,
                                                -------------------------------------------------------------
Statement of Operations  Data                         1999        1998         1997        1996        1995
                                                -------------------------------------------------------------
Income
   Interest Income on Mortgage Certificates         $   --      $2,602       $6,059      $7,748     $13,735
   Interest Income on Residual Interests                27          22           39          52       1,483
   Income from IO Bonds                                 80         171          360         455       1,128
   Income from Commercial
       Securitizations                                  --          --           --          --          89
   Interest on Short-term Investments                   16           8            2          16         115
   Gain (Loss) on Sales of
         Mortgage Related Assets                       549        (216)         442         450      (2,385)
   Loss on Redemption of Investment                     --        (198)          --          --          --
   Valuation Reserve Reduction                          --         210        1,474         651         541
   Loss from Real Estate Operations                   (636)       (269)        (261)       (171)       (289)
   Loss on Sales of Real Property                       --        (157)          --          --          --
   Writedown of Novato Markets                        (300)         --           --          --          --
   Other Income                                          8           4           11          21          30
                                                    ------      ------       ------      ------     -------
   Total Income (Loss)                                (256)      2,177        8,126       9,222      14,447
Expenses
   Interest Expense on CMOs                             --       3,010        6,549       8,317      14,749
   Interest Expense on Short-term Debt                  53         125          174         159         429
    Loss on Other than Temporary
         Impairment of Assets                           --       2,073           --          --          --
   Amortization of Deferred Bond
       Issuance Costs                                   --          80          101         146         276
   Administrative and
       Management Expenses                           2,228       1,323        1,511       1,503       1,572
    Repurchase of Stock in Excess of                 1,377          --                                   --
                                                    ------      ------       ------      ------     -------
       Market                                                                    --          --
                                                                                 --          --
   Total Expenses                                    3,658       6,611        8,335      10,125      17,026

Minority Interest Share of Loss                         --        (298)          --          --          --
                                                    ------      -------      ------      ------

Net Loss                                           ($3,914)    ($4,136)       ($209)      ($903)    ($2,579)


Basic Net Income (Loss) Per Share                   ($0.44)     ($0.51)      ($0.03)     ($0.11)       $0.32
                                                    =======     =======      =======     =======       =====
Distributions Declared per Share                        --       $0.002          --       $0.020          --
Weighted Average Shares Outstanding                   8,828       8,106       8,106        8,106       8,106

-------------------------------------------------------------------------------------------------------------


(In thousands)                                                            December 31
                                                --------------------------------------------------------------
                                                      1999        1998         1997        1996        1995
                                                --------------------------------------------------------------
Balance Sheet Data
   Mortgage Certificates, net                   $           $        --    $ 60,433   $  72,703    $109,752
                                                        --
   Residual Interests                                   83         284          384         436         725
   IO Bonds                                             --         840        1,875       2,695       3,150
   Commercial Securitizations                           --         184          184         183         191
   Reserve for Loss on Investments                      --          --       (1,523)     (2,997)     (4,277)
   Operating Real Estate Assets, Net                27,447      20,172       28,697      28,945      29,384
   Total Assets                                     29,337      25,056       93,754     105,573     145,247
    Accounts Payable and Accrued
        Liabilities                                  2,589       1,807          870         448         561
   Notes Payable on Real Estate                     19,807      13,794       20,350      20,373      20,362
   Short-term Debt                                     300         667        2,010       2,418       2,118
   Total Liabilities                                22,696      16,268       83,125      94,555     133,266
   Total Shareholders' Equity                        6,641       8,788       10,629      11,018      11,981

--------------------------------------------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company commenced operations on August 26, 1988 in connection with its initial public offering of 8,100,000 shares of Common Stock.

         Since 1994, the Company has sold the majority of its investments in Structured Securities and, during 1995, acquired a portfolio of four income-producing residential real estate properties of which one was sold during 1998. In February of 1999, the Company acquired two shopping centers in Northern California. The Company expects that the majority of its ongoing assets and operating results will be related to its investments in real estate and selective development opportunities. However, there can be no assurance that this will occur.

         The  following   table   illustrates   the  Company's   cash  receipts,
disbursements and reinvestments for the last three years.


CASH FLOW ANALYSIS
(In thousands)                                               1999                1998                1997
-------------------------------------------------------------------------------------------------------------
Beginning Cash Balance                                   $  2,767               $ 185              $   82
Cash Received:
    Mortgage Related Assets                                    35               1,124               1,633
    Sale of Mortgage Related Assets                         1,716               1,888                 442
    Sale of Real Estate Assets                                 --               1,584                  --
    Deposit from Trustee                                   (1,218)              1,218                  --
    Increase in Short-term Debt                               300                  --                  --
    Increase in Real Estate Notes                             252                  --              17,400
    Decrease in Other Assets                                   --                  --                 115
Cash Disbursements:
    Cash Expenses                                          (2,777)             (1,191)             (1,173)
    Additions to Real Estate Assets                          (129)               (426)               (483)
    Increase in Other Assets                                   --                  --                  --
    Distributions                                              --                 (16)                 --
    Decrease to Short-term Debt                              (667)             (1,343)               (408)
    Decrease in Real Estate Notes                            (224)               (256)            (17,423)
-------------------------------------------------------------------------------------------------------------
Ending Cash Balance                                         $  55             $ 2,767            $    185
-------------------------------------------------------------------------------------------------------------

Results of Operations

         The Company had a net loss of approximately $3,914,000, or $0.44 per share, for the year ended December 31, 1999. For the year ended December 31, 1998 it had a net loss of $4,136,000, or $0.51 per share. For the year ended December 31, 1997, it had a net loss of $209,000, or $0.03 per share. The Company declared distributions totaling $16,000, or $.002 per share for the year 1998. No distributions were declared for 1999 or 1997. The year of 1999 reflected the first full year without the River Oaks Apartments and nearly a full year with the Novato Markets shopping centers. The year was also impacted by certain transactions related to repurchase of common stock.

         1999 Compared to 1998

         Income from real estate operations before depreciation, amortization and write-off of and loss on sale of property decreased from $517,000 in 1998 to $96,000 in 1999. The decline in Income is due to the sale of River Oaks at the end of 1998 partially offset by the purchase of Novato Markets, Inc. in 1999. Rental and Other Income decreased $375,000 or 9.3% from $4,051,000 in 1998 to $ 3,676,000 in 1999. Operating and Maintenance Expenses declined by 15% from $1,451,000 in 1998 to $1,230,000 in 1999. These two items resulted in a net decline in income of $154,000 from year to year. Interest on real estate notes payable, on the other hand, increased $283,000 from 1998 to 1999 due to the assumption of a note payable bearing interest at 15% in the Novato Markets purchase. In addition, occupancy at the Company's Central Valley properties dropped from 97.5% in 1998 to 93.1% at December 31, 1999. Occupancy at the Sonoma County properties was 96% at December 31, 1999. The decline in Central Valley Occupancy is primarily due to increased vacancy as renters left to become first time home buyers.

         The Company had an investment in Prudential Securities Series 1993-6 which was redeemed in July 1999 for $633,209. This resulted in a realized gain of approximately $449,000 in 1999. Also, during 1999 the Company sold its investment in Bankers Trust Series 1988-1 for $300,000 resulting in a realized gain of approximately $97,000.

         General and Administrative expenses increased from $880,000 in 1998 to $1,186,000 in 1999. The increase is due to increased expenses related to the Company's contested election of directors at the Company's 1999 annual meeting of stockholders. This contest involved multiple meetings of stockholders, numerous vote counts and investor communications. Legal expenses increased from $284,000 in 1998 to $1,042,000 in 1999. This increase was due primarily to increased expenses related to the Company's contested election of directors at the Company's 1999 annual meeting of stockholders.

         The Company charged $1,377,369 to stock purchase expense during 1999 from the February 2, 1999 purchase of shares from The Turkey Vulture Fund XIII and others. In accordance with generally accepted accounting principles, the Company recorded the share purchase transaction by allocating the total cash purchase amount of $2,048,250 between additional paid-in capital on the accompanying condensed consolidated balance sheet in the amount of $670,881, representing the product of the number of shares purchased times the closing price of the Company's shares on February 1, 1999, with the balance,

$1,377,369, charged to stock purchase expense on the accompanying condensed consolidated statement of operations for the year ended December 31, 1999.

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

         Below is a summary of net interest margin for the years ended December 31, 1998 and 1997.

(In thousands)                                   1998         1997       Change
                                             ---------     --------     --------

Interest Income from Mortgage Certificates     $1,547       $5,845      ($4,298)
Amortization of Market Discount                 1,055          214          841
                                             ---------     --------     --------
Net Interest Income                             2,602        6,059      ($3,457)
                                             ---------     --------     --------

Interest Expense on CMOs                         (713)       5,793       (6,506)
Amortization of Original Issue Discount         3,723          756        2,967
                                             ---------     --------     --------
Net Interest Expense                            3,010        6,549       (3,539)
                                             ---------     --------     --------

Net Interest Margin (Deficit)                 ($  408)     ($  490)      $   82
                                             =========     ========     ========

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

         The Company has put forth significant efforts to identify investment initiatives that would include use of the consolidated net operating loss carryforward. The Company has had preliminary discussions with potential strategic partners, centering on possible new investment in the company, real estate joint ventures or both. The Company has put forth several offers for strategic combinations in the last year, none of which have been accepted.

Liquidity and Capital Resources

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However current factors as of December 31, 1999, raised substantial doubt about the Company's ability to continue as a going concern. Those factors as of December 31, 1999 that raised substantial doubt about the Company's ability to continue as a going concern are as follows:

                  (1) The company had a significant working capital deficit as of December 31, 1999. The Company's liabilities that were payable in the near term exceeded the Company's existing unrestricted cash and cash equivalents by $2,834,000. The Company's current liabilities, excluding portions of notes payable due within one year, included the following:

                    Accounts payable and accrued liabilities        $ 2,547,000
                    Accrued interest payable                             42,000
                    Short-term debt, Due to affiliate                   300,000
                                                                   -------------
                                                                    $ 2,889,000

                  (2) One of the Company's lenders had filed a notice of default and was requesting immediate payment of approximately $6,418,000 as of February 29, 2000 reflecting unpaid principal and interest and including certain other penalties and charges triggered by the default. As described more fully in Note 22 of the accompanying Financial Statements, the Company believes that the lender's notice of default was improper and together with its legal counsel has taken actions to request the lender to rescind its notice of default. The Company and the Lender reached a settlement in September of 2000. See Note 22 to the Company's financial statements.

         Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year and to obtain new financing to repay the loan currently declared in default. Alternatives evaluated by management included, among other things, consideration of (i) the sale of its Four Creeks Village property and other real property as necessary (see below), (ii) reducing general and administrative expenses, (iii) obtaining financing from a new lender in order to repay the existing debt currently declared in default, (iv) sale of Novato Markets property in order to repay the existing debt currently declared in default, and (v) entering into joint venture arrangements with third parties.

Subsequent Financing Events

         Subsequent to year end, on February 28, 2000, the Company entered into a secured financing agreement for $660,000 for a term of eighteen months at a rate of twelve and one half percent. Payments were interest only of $6,875 per month. The note was secured by a second deed of trust on Four Creeks Village Phase I apartments. This note was retired on November 29, 2000 with the Sale of Four Creeks Village Apartments (see below).

         In May of 2000 the $1,000,000 revolving line of credit to the Company from TIS Financial Services was renewed until January 31, 2001.

Sale of Shady Lane Apartments

         On September 26, 2000, the Company sold its interest in Shady Lane Apartments in Visalia, California. This 54 unit complex was sold for a selling price of $1,850,000. There was approximately $1,240,000 of debt. Expenses of sale paid at closing totaled approximately $135,000 which left approximately $475,000 in net cash proceeds. The book value of the real estate assets sold was approximately $1,965,000 prior to the sale, which resulted in a loss on the sale of approximately $250,000.

Sale of Four Creeks Village Apartments

         On November 29, 2000, the Company sold its interest in Four Creeks Village Apartments in Visalia, California. This 146 unit complex was sold for a selling price of $ 8,387,122. The company had approximately $6,237,000 of debt. Expenses of Sale paid at closing totaled approximately $610,000 which left approximately $1,540,000 in net cash proceeds. The book value of the real estate assets sold was approximately $8,064,000 prior to the sale, which resulted in a loss on the sale of approximately $287,000.
         These subsequent events have improved the Company's liquidity and allowed it to pay a substantial portion of its outstanding liabilities.

           Proceeds from Financing, Four Creeks                     $   660,000
           Net cash proceeds, Sale of Shady Lane                        475,000
           Net cash proceeds, Sale of Four Creeks Village             1,540,000
                                                                      ---------
           Total Proceeds from subsequent events                    $ 2,675,000

Bankruptcy of P-SUB I, Inc. and the Refinancing of Novato Markets.

         In January of 2000, the Company received notice that its loan secured by the Novato Markets Properties of $6,237,010 had been sold to Ocwen Federal Bank, FSB ("Lender"). In March of 2000, the Company received a Notice of Maturity Default from Ocwen indicating that the Loan was considered by Ocwen to have matured on January 1, 2000 and therefore the entire outstanding principal balance was due and payable including penalties and interest triggered by the notice of default, total amount payable to Ocwen is $6,418,032. The Company believed that it had an extension of this loan to June 1, 2000 and was in the process of arranging a refinance. The Company strongly disagreed with the Notice of Default.

         On May 1, 2000, the Company announced that P-SUB I, Inc. ("Borrower") filed on Friday April 28, 2000, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken by P-SUB I in order to protect the shareholders equity pending a resolution of the Company's differences with its major lender, Ocwen Federal Bank. The two parties had been unable to reach agreement on this matter. P-SUB I was in discussions with possible sources of replacement financing for the loan and in order to protect its rights and interests it elected to seek Chapter 11 relief.

         On September 29, 2000, the Company and Ocwen entered into a Forbearance Agreement approved by the Court for settlement of this matter. The major terms of this agreement are as follows:

         (1) The amount of the secured debt was established as $6,500,000 as of August 15, 2000, however the Lender agreed to accept payment of $6,050,000 and $350,000, for a total of $6,400,000 in full and complete satisfaction of the Loan and to forbear from exercising its rights and remedies under the original documents against the Borrower and guarantors, so long as the Borrower and guarantors timely comply with certain terms and conditions:

         (2) The Lender was entitled to keep all funds which it held in suspense and reserves. These amounts were fundamentally the normal monthly payments of interest and reserves which the Company had continued to make to the Lender.

         (3) The Lender agreed to release all liens on the funds in the Borrower's income tax account and security deposit account and agreed that the funds of both accounts shall remain the Borrower's property. These amounts totaled approximately $87,000.

          (4) The Borrower shall be required to pay to Lender the sum of $350,000.00 due in 24 months. The Note will require interest only payments at the rate of eight and one-half percent (8.5%) per annum from August 15, 2000 until maturity. The Lender insisted upon a continuing guarantee from Pacific Securitization and Lorraine Legg, personally.

         (5) The Borrower shall be required to pay $6,050,000 as follows to the Lender by paying $350,000 on or before November 15t 2000 and $5,700,000 on or before December 28, 2000. This amount shall bear interest at 15% per annum and interest payments are due on the 15th of each month.

         (6) The Company agreed to keep the Chapter 11 proceedings open for 180 days from approval of the settlement, to pay the taxes, keep the property insured and to keep the property in good condition. The Borrower agreed to deliver to Lender an original Confidentiality Agreement and Agreement Regarding Covenant Not to Sue Lender executed by their counsel.

         The Company is in the process of finalizing a new collateralized loan for the amount of the $5,700,000 which is payable to Ocwen on December 28, 2000. We expect this financing to be completed in January, 2001. If the Company were unable to secure this financing and under a worst case be obliged to sell the property, the Company believes that based upon recent appraisals there would be sufficient proceeds to retire the Ocwen loan.

         At December 31, 1999, the Company had outstanding borrowings secured by multifamily real estate totaling approximately $13,570,000. Approximately 90.8% of this debt had a fixed rate of interest and 9.2% of the debt bears a variable rate of interest. The weighted average interest rate at December 31, 1999 was 8.3%. Over the twelve months ending December 31, 2000, scheduled principal maturities on the notes payable on multifamily real estate real estate amount to $207,265. The notes are expected to be funded by cash flows from the Company's multifamily residential properties.

         The Company uses its cash flow to provide working capital to pay its expenses and debt service, acquire other assets and, at the discretion of the Board of Directors, to pay distributions to its shareholders. In 1999 the Company's cash flows (in thousands) were used as follows:

          Used in operating activities                                ($1,946)
          Provided by investing activities                                791
          Used in financing activities                                 (1,557)
                                                                     ----------

          Net decrease in cash and cash equivalents                  ($ 2,712)
                                                                     ==========

         The Company has no significant commitments for capital expenditures relating to the real estate operations over the twelve months ended December 31, 2000 and anticipates that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities. The Company expects in the future to commence construction on 126 units of apartments to be built on the ten acres of land adjacent to the Villa San Marcos Apartments in Fresno, California. This construction is expected to be funded by a construction loan.

Capital Resources

         When feasible, the Company may seek to increase the amount of funds available for its activities through various types of debt financing. The
Company may seek to obtain lines of credit from independent financial institutions. The Company may also seek to raise funds through the issuance of commercial paper and other debt securities, other forms of borrowings and the issuance of additional equity securities. Short-term indebtedness would be expected to bear interest at variable rates. There can be no assurance that the Company will be able to finance assets that it wishes to acquire.

At December 31, 1999, Short-term borrowing consisted of a $300,000 loan from TIS Financial Services, Inc. with a variable interest rate commencing at 10.25%, maturing on January 31, 2001. This line is to provide working capital to the Company. At December 31, 1998, the Company's short-term borrowings totaled $667,000 and consisted of a repurchase agreement with Bear Stearns & Co. This debt was securitized by certain of the Company's mortgage related assets. The Company's By-Laws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, the Company's aggregate indebtedness (other than liability represented by Structured Securities and any loans between the Company and its trusts or corporate subsidiaries), secured and unsecured, would exceed 100% of the Company's average invested assets in the preceding calendar quarter, as calculated in accordance with generally accepted accounting principles, unless approved by a majority of the Unaffiliated Directors.

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

Factors that May Affect Future Results

         The future performance of the Company will to some degree depend upon the ability of the Company to find and execute transactions which will realize significant value from the Company's tax position. There can be no assurance that the Company will be able to generate income or cash flow from this kind of investment.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The Company's primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured mortgage borrowings and to changes in market which impact the fair value of its Structured Securities as discussed in Note 3, 4, and 5 to the consolidated financial statements.

         The Company manages its exposure to fluctuations in market interest rates for its borrowings by obtaining fixed rate debt to the extent that rates available on such arrangements are favorable to the Company. At December 31, 1999 and 1998, 6% and 9% of the Company's outstanding debt was subject to variable rates respectively. See Note 9 to the consolidated financial statements for further detail of the Company's outstanding debt.

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

         Anthony H. Barash, 58, Director of the Company since February, 1999. Senior Vice President, Corporate Affairs, and General Counsel, Bowater Incorporated (paper and forest products company) since April 1996; and Partner in the Los Angeles office, Seyfarth, Shaw, Fairweather & Geraldson (a national law firm), where he was a member of the firm's Business Law and Real Estate Group, from May 1993 to April 1996.

         Douglas B. Fletcher, 75, Chairman of the Company since 1997. Chairman and Chief Executive Officer, Fletcher Capital Advisors Incorporated (investment advisor); Partner, Newport Partners (privately-owned venture capital firm); Vice Chairman and Director, The Pacific Horizon Group of mutual funds managed by Bank of America; from 1962 to 1982, Chairman and Chief Executive Officer of Angeles Corporation (AMEX); former Allied Member, New York Stock Exchange; and Chartered Financial Analyst.

         Patricia M. Howe, 72, Director of the Company since 1988; and Chairman of the Company from 1988 to 1997. Chairman, Pacific Securitization Inc. (asset securitization); Chairman, Chief Financial Officer and a Director, Corporate Capital Investment Advisors (holding company); Chairman, TIS Asset Management since 1991; and Chairman, TIS Financial Services, Inc. (financial products) since 1984.

         Robert W. Ledoux, 59, Director of the Company since 1988. Private venture capital investor and consultant to Bryan & Edwards (private venture capital group) since 1998; Associate, Bryan & Edwards from 1984 to 1998; for the prior 11 years, Vice President, BA Investment Management Co. (wholly-owned subsidiary of Bank of America); and Chartered Financial Analyst.

         Lorraine O. Legg, 61, President and Chief Executive Officer of the Company since 1988; and Director of the Company from 1988 to May 1997 and since September 1997. President, Chief Executive Officer and a Director, Pacific Securitization, Inc.; President, Chief Executive Officer and a Director of Corporate Capital Investment Advisors; President, Chief Executive Officer and Director, TIS Asset Management since 1991; President, Chief Executive Officer and a Director, TIS Financial Services, Inc. since 1984; Director (since 1993) and President and Chief Executive Officer (from December 1995 to June 1998), Meridian Point Realty Trust VIII Co.; and Director (from 1993 to September 1998) and President and Chief Executive Officer (from February 1996 to September
1998), Meridian Point Realty Trust `83. Director, Downtown Association of San Francisco; Chairman, Planned Giving Foundation; and Director, Concentrex Inc. (March 1995 to August 2000).

         J. David Schemel, 45, Director of the Company since February, 1999. Managing Member, Vista Marin, LLC (owner and manager of an office building in Redwood City, California) since 1998; Managing Member, DSDI, LLC (owner of apartment buildings in San Francisco and on the San Francisco Peninsula) since 1994; Managing Member, Oxford Associates, LLC (residential home developer) since 1996; and from 1988 to 1994, Vice President, TRI Commercial Real Estate, for which he managed various workout transactions.

         John E. Castello, 56, Executive Vice President and Chief Financial Officer of the Company since 1988 and its Treasurer since June 1993. Senior Vice President, TIS Financial Services, Inc. since 1984; Director and Senior Vice President, TIS Asset Management since 1991; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust `83 from February 1996 to September 1998; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust VIII Co. from December 1995 to June 1998; and Assistant Secretary, INVG Mortgage Securities Corp. from 1992 to 1996.

Item 11. Executive Compensation

Compensation of Executive Officers

         The following table sets forth information regarding compensation paid or payable by the Company to the Company's executive officers for the years indicated below.

                           SUMMARY COMPENSATION TABLE

        Name and Principal Position             Year       Annual Compensation
        ---------------------------             ----       -------------------
    Lorraine O. Legg                            1999             $95,000
    President and Chief Executive Officer       1998              95,000
                                                1997              95,000

    John E. Castello                            1999             $80,000
    Executive Vice President and Principal      1998              80,000
    Financial Officer                           1997              80,000

         Stock Options. The following table sets forth information regarding options held by the Company's executive officers at December 31, 1999. The Company did not grant any options to its executive officers in 1999.

                           Number of Securities
                          Underlying Unexercised         Value of Unexercised
                             Options at Fiscal           In-the-Money Options
                              Year-End(#)(1)          at Fiscal Year-End ($)(2)
         Name            Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------- ---------------------------- ---------------------------
Lorraine O. Legg                 150,000/0                      $0/$0
John E. Castello                  50,000/0                      $0/$0

-----------
(1) All such options were granted in 1995, have a per share exercise price of $2.23 and expire in 2005. (Subject to earlier termination in the event of termination of employment, disability or death).

(2) The per share exercise price of such options exceeded the $0.5625 closing price of the Common Stock on December 31, 1999, and no options were "in-the-money."

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

         Each agreement provides for the officer to receive his or her accrued base salary to the date of termination by reason of death or disability (as defined in the agreements). Each agreement also provides for the officer to receive his or her base salary, incentive bonus and fringe benefits that are accrued and unpaid up to the date of termination for "cause" (as defined in the agreements) or if the officer terminates the agreement without "good reason" (as defined in the agreements). If the officer is terminated other than for cause, or he or she quits for good reason (which includes a change of control), he or she will receive: (i) any unpaid portion of his or her base salary and incentive bonus accrued and unpaid through the termixnation date; (ii) a severance payment in the amount of 299% of the higher of the officer's combined base salary and actual incentive bonus for the preceding fiscal year and the average of the officer's combined base salary and incentive bonus for the three preceding years, provided that the total severance payment is not less than $283,100 for Ms. Legg and $239,000 for Mr. Castello; (iii) immediate vesting of all stock options held by the officer and (iv) continuation of all fringe benefits until the earlier of the officer's securing full-time employment or completion of the term of the agreement remaining at the time of termination. Each agreement provides that during the term of the agreement, and for one year after termination of the employment relationship by the Company without cause or by the officer for good reason, the officer will not be affiliated with a "Competing REIT" (as defined in the agreements).

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the ownership of shares of Common Stock as of December 14, 2000, by (i) each person known to the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each director and nominee for director, (iii) each individual named in the summary compensation table below and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property rights where applicable.

            Name                         Number of Shares   Percentage of Common
            ----                         ----------------   --------------------
   Pacific Securitization, Inc.
     Lorraine O. Legg                       1,613,070 (1)           18.1%
     Patricia M. Howe

   John V. Winfield
     The Intergroup Corporation               774,200 (2)            8.7%
     Santa Fe Corporation

   Anthony H. Barash                            8,000 (3)              *
   Douglas B. Fletcher                         16,600 (4)              *
   Patricia M. Howe                           155,820 (5)            1.7%
   Robert W. Ledoux                            10,050 (6)              *
   Lorraine O. Legg                           206,700 (7)            2.3%
   J. David Schemel                             1,000 (8)              *
   John E. Castello                            76,000 (9)              *
   All directors and executive              2,087,240 (10)          22.7%
      officers as a group
      (7 persons)

----------
*Holds less than 1%.

(1) Represents shares held of record by Pacific Securitization, Inc. ("Pacific"), a wholly-owned subsidiary of E & L Associates, Inc. ("E&L"), which is in turn a wholly-owned subsidiary of Corporate Capital Investment Advisors ("CCIA"). CCIA is principally owned by Lorraine O. Legg, the President, Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. The business address of Pacific is 615 S. W. Burlingame Terrace, Portland, Oregon 97201 and the business address of , E&L, CCIA, Ms. Legg and Ms. Howe is 655 Montgomery Street, Suite 800, San Francisco, California 94111. See also notes (4) and (6) below. Includes 65,000 shares that are subject to purchase by J. David Schemel pursuant to an option granted to Mr. Schemel.

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

(3) Includes 1,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

(4) Includes 4,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

(5) Includes 50,000 shares held through an individual retirement account and 102,000 shares issuable under options exercisable within 60 days of the date of this proxy statement. Does not include 1,613,070 shares held of record by Pacific (see note (1) above). Ms. Howe shares voting and dispositive power with respect to the 1,613,070 shares held by Pacific directly. Ms. Howe has sole voting and dispositive power over all other shares held by her.

(6) Includes 500 shares held in an individual retirement account for the benefit of Mr. Ledoux's wife, as to which Mr. Ledoux shares voting and investment power, and 4,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

(7) Includes 56,600 shares held through certain trusts or an individual retirement account, and 150,000 shares issuable under options exercisable within 60 days of the date of this proxy statement. Does not include 1,613,070 shares held of record by Pacific (see note (1) above). Ms. Legg shares voting and dispositive power with respect to the 1,613,070 shares held by Pacific directly. Ms. Legg has sole voting and dispositive power over all other shares held by her.

(8) Includes 1,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

(9) Includes 2,300 shares held in an individual retirement account for the benefit of Mr. Castello's wife, as to which Mr. Castello shares voting and investment power, 4,000 shares held in custody for Mr. Castello's two sons, as to which Mr. Castello shares voting and investment power, and 50,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

(10) Includes 1,613,070 shares held of record by Pacific (see notes (1), (4) and (6) above) and 312,000 shares issuable under options exercisable within 60 days of the date of this proxy statement.

Item 13.  Certain Relationships and Related Transactions

         TIS Financial Services, Inc. The Company has a Facilities and Expense Sharing Agreement (the "Sharing Agreement") with TIS Financial Services, Inc. (the "Former Manager"). The Sharing Agreement provides for the prorata sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. The prorata sharing is determined based upon the relative benefit received by each party in accordance with the amount of space used or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Sharing Agreement continues in effect until terminated by one of the parties on 30 days' prior written notice or until the parties no longer share office space. The Company paid the Former Manager $48,000 under the Sharing Agreement in 1999.

         In April 1999, the Company entered into a financing agreement with the Former Manager, whereby the Former Manager extended a revolving line of credit of $1 million to the Company. This revolving line of credit is to provide working capital to the Company. It is for a term of one year and has been extended to January 31, 2001. It is at the annual rate of prime plus one and one-half percent. Credit support to the Former Manager includes guarantee loans by a bank supported by guarantees from employees of the Former Manager. Payment of the line of credit can be accelerated on certain events, including a change in control of the Company in which certain executive officers of the Company are removed or in which a majority of the Board is changed.

         The executive officers of the Former Manager include the following persons, who also serve as directors and/or executive officers of the Company:
Patricia M. Howe, Chairman of the Board of the

Former Manager; Lorraine O. Legg, President and Chief Executive Officer of the Former Manager; and John E. Castello, Senior Vice President of the Former Manager. Ms. Howe and Ms. Legg each own 38.125% of the outstanding stock of CCIA, the parent of the Former Manager and the indirect parent of Pacific. Management believes that the terms and conditions of the transactions with the Former Manager described above are at least as favorable to the Company as those that could be obtained from unaffiliated third parties.

         Pacific Securitization, Inc. On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. ("Novato") from Pacific Securitization, Inc. ("Pacific"), in exchange for 1,613,070 shares of Common Stock (or approximately 18.1% of its then outstanding shares). Through a wholly-owned subsidiary, Novato owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. The shopping centers have combined commercial and retail space totaling approximately 80,000 square feet. Pacific is indirectly principally owned by Ms. Legg, the President and Chief Executive Officer and a director of the Company, and Ms. Howe, a director of the Company. The Company's acquisition of Novato by virtue of the share exchange was approved by the Company's Board of Directors and, specifically, by directors with no financial interest in or other relationship to Pacific or its owners.

         The Company determined the fair value of the underlying assets acquired in the share exchange to be $8,527,000, on the basis of appraisals of the assets by independent appraisers. The net asset value of $2,443,000 was then determined by reducing the fair value of $8,527,000 by the $5,984,000 in mortgage debt assumed and the $100,000 in current liabilities on or related to the assets. In accordance with generally accepted accounting principles, the assets and liabilities acquired in the share exchange were recorded at their respective fair values, and the shares of Common Stock issued to Pacific were recorded at the net asset value of $2,443,000 (or approximately $1.51 per share). The closing price of the Common Stock as reported in the over-the-counter market for February 1, 1999 (the Pacific Exchange reported no trades in the Common Stock for February 1 or 2, 1999 and the over-the-counter market reported no trades in the Common Stock for February 2, 1999), was $0.8125 per share.

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

         Management believes that the terms and conditions of the Pacific transaction described above are more favorable to the Company than those that could be obtained from unaffiliated third parties. Additional information concerning the Pacific transaction is contained in the Company's Current Report on Form 8-K dated February 2, 1999, as amended by an Amendment No. 1 on Form 8-K/A filed on April 5, 1999 and an Amendment No. 2 on Form 8-K/A filed on June 1, 1999. Copies of these filings may be obtained from the Company in the same manner as copies of the Company's Annual Report on Form 10-K may be obtained.

         During 2000, Pacific made unsecured loans totaling $146,000 to the Company. The loans, which are represented by a promissory note, bear interest at an annual rate of 11% and are payable on demand. Management believes that the terms of the loans are more favorable to the Company than those that could be obtained from unaffiliated third parties.

         Turkey Vulture Fund XIII, Ltd., Third Capital LLC and Messrs. Osborne, Jarratt and Lewis. On February 2, 1999, the Company repurchased 793,700 shares of its Common Stock from Turkey Vulture Fund XIII, Ltd. ("TVF") for $1,984,250, 20,000 shares of its Common Stock from Mr. Jarratt for $40,000 and 12,000 shares of its Common Stock from Mr. Lewis for $24,000, pursuant to an agreement among the Company, TVF, Third Capital, LLC ("Third Capital") and Messrs. Osborne, Jarratt and Lewis. The closing price of the Common Stock as reported in the over-the-counter market for February 1, 1999 (the Pacific Exchange reported no trades in the Common Stock for February 1 or 2, 1999 and the over-the-counter market reported no trades in the Common Stock for February 2, 1999), was $0.8125 per share. Based upon such per share closing price, TVF received a premium of $1,339,369, Mr. Jarratt received a premium of $23,750 and Mr. Lewis received a premium of $14,250 for their shares.

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

         The parties also agreed to a mutual general release of all claims arising out of or relating to the business or affairs of the Company or the ownership of its stock. Messrs. Osborne, Jarratt and Lewis resigned from the Company's Board of Directors, effective February 2, 1999. This share repurchase was approved by the Company's Board of Directors and, specifically, by directors with no financial interest in the transaction or the Pacific transaction.

         John E. Castello. During 2000, Mr. Castello arranged for his account in the Company's 401(k) Plan to make unsecured loans totaling $75,000 to the Company. The loans, which are represented by a promissory note, bear interest at an annual rate of 11% and are payable on demand. Management believes that the terms of the loans are more favorable to the Company than those that could be obtained from unaffiliated third parties.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.

(a)   1.  Financial Statements and Report of Arthur Andersen LLP,
          Independent Public Accountants

          Report of Independent Public Accountants............................44

          Consolidated Balance Sheets - December 31, 1999 and 1998............45

          Consolidated Statements of Operations for the years ended
                   December 31, 1999, 1998 and 1997...........................46

          Consolidated Statements of Shareholders' Equity for the
                   years ended December 31, 1999, 1998 and 1997...............47

          Consolidated Statements of Cash Flows for the years ended
                   December 31, 1999, 1998 and 1997...........................48

          Notes to the Consolidated Financial Statements......................49

      2.  Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation as
          of December 31, 1999................................................67

          All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

       3.  Exhibits

          The following exhibits in the accompanying index to exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Number    Exhibit
------    -------
3(a)      Amended Articles of Incorporation of the Registrant (1)
3(b)      Amended and Restated Bylaws of the Registrant (7)
4(a)      Specimen Certificate representing $.001 par value Common Stock (1)
4(b)      Dividend Reinvestment and Share Purchase Plan (2)
10(c)     Custody Agreement between Registrant and Mellon Bank N.A. (3)
10(d) Transfer Agency Agreement between Registrant and Mellon Securities Trust Company (3)
10(e) Reverse Repurchase Agreement between Registrant and Bear, Stearns Securities Corp.(4)
10(f) Loan and Security Agreement dated July 19, 1995 between TIS Mortgage Investment Company and Paine Webber Real Estate Securities, Inc. (5)
10(g) Nonqualified Stock Option Agreement with John D. Boyce and Schedule of Omitted Contracts (5)
10(h) Nonqualified Stock Option Agreement with John E. Castello and Schedule of Omitted Contracts (5)
10(i)     Employment Agreement between TIS and Lorraine O. Legg. (6)
10(j)     Employment Agreement between TIS and John E. Castello. (6)
10(k)     Facilities and Expense Sharing Agreement (6)
10(l) Agreement and Plan of Reorganization dated as of February 1, 1999, between TIS Mortgage Investment Company and Pacific Securitization, Inc. (8)
10(m) Agreement dated February 1, 1999, among TIS Mortgage Investment Company, Novato Markets, Inc., P-SUB I, Inc. and Pacific Securitization, Inc. (8)
10(n) Agreement dated as of February 1, 1999, among TIS Mortgage Investment Company, Turkey Vulture Fund XIII, Ltd., Richard M. Osborne, Third Capital, LLC, Christopher L. Jarratt and James G. Lewis. (8)
21        Subsidiaries of the Registrant
-----------------------------------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-22182) declared effective August 19, 1988.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

We have audited the accompanying consolidated balance sheets of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIS Mortgage Investment Company and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant working capital deficit, has suffered significant losses from operations and has debt obligations that are immediately due and payable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule III- Real Estate and Accumulated Depreciation as of December 31, 1999 is presented for the purpose of complying with the Securities and Exchange Commission rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the audit procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Arthur Andersen LLP


San Francisco, California
April 20, 2000 (except with respect to the matter discussed in Note 22, as to which the date is December 27, 2000.)

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(In thousands, except share data)                             December 31, 1999          December 31, 1998
-------------------------------------------------------------------------------- --------------------------
ASSETS
Operating Real Estate Assets, net                                       $27,447                    $20,172

Mortgage Related Assets
      Residual Interests                                                     83                        284
      Interest Only (IO) Bonds                                               --                        840
      Commercial Securitizations                                             --                        184
                                                                        -------                    -------

            Total Mortgage Related Assets                                    83                      1,308
                                                                        -------                    -------

Other Assets
      Cash and Cash Equivalents                                              55                      2,767
      Restricted Cash                                                       390                        140
      Accrued Interest and Accounts Receivable, Net                          35                         33
      Advances to Affiliates                                                345                         --
      Construction in Progress                                              342                        133
      Capitalized Loan Fees, Net                                            309                        351
      Prepaid Expenses                                                      331                        152
                                                                        -------                    -------
            Total Other Assets                                            1,807                      3,576
                                                                        -------                    -------

            Total Assets                                                $29,337                    $25,056
                                                                        =======                    =======

-------------------------------------------------------------------------------- --------------------------

LIABILITIES

Notes Payable on Real Estate                                            $19,807                    $13,794
Short-term Debt (including payable to affiliate of
        $300 and $0, respectively)                                          300                        667
Accounts Payable and Accrued Liabilities (including
    payable to affiliate of $189 and $4, respectively)                    2,547                        473
Due to Trustee                                                               --                      1,218
Accrued Interest Payable                                                     42                        116
                                                                        -------                    -------
            Total Liabilities                                            22,696                     16,268
                                                                        -------                    -------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250 and
      8,105,880 shares issued and outstanding ,
      respectively                                                            9                          8
Additional Paid-in Capital                                               76,467                     74,696
Retained Deficit                                                        (69,819)                   (65,905)
Accumulated Other Comprehensive Loss                                        (16)                       (11)
                                                                        -------                    -------
            Total Shareholders' Equity                                    6,641                      8,788
                                                                        -------                    -------

            Total Liabilities and Shareholders' Equity                  $29,337                    $25,056
                                                                        =======                    =======

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended December 31,
                                                              ----------------------------------------------------
(In thousands, except per share data)                                    1999              1998             1997
------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                                              $  3,676          $  4,051         $  3,987
Operating and Maintenance Expenses                                     (1,230)           (1,451)          (1,342)
Interest on Real Estate Notes Payable                                  (2,033)           (1,750)          (1,820)
Property Taxes                                                           (317)             (333)            (346)
Depreciation and Amortization                                            (702)             (786)            (740)
Write-off of and Loss on Sale of Property                                (330)             (157)              --
                                                                 -------------       -----------     -----------
   Loss from Real Estate Operations                                      (936)             (426)            (261)
                                                                      --------        ---------        ---------

MORTGAGE RELATED ASSETS
Interest                                                                  123             2,803            6,460
Valuation Reserve Reduction                                                --               210            1,474
Loss on Redemption of Investment                                           --              (198)              --
Loss due to Other than Temporary Impairment of Assets                      --            (2,073)              --
Gain (Loss) on Sales of Mortgage Related Assets                           549              (216)             442
Other                                                                       8                 4               11
                                                                   ----------         ---------        ---------
   Income from Mortgage Related Assets                                    680               530            8,387
                                                                 ------------           -------          -------

INTEREST AND CMO RELATED EXPENSES
Collateralized Mortgage Obligations
   Interest                                                                --             3,010            6,549
   Administration Fees                                                     --                34               68
   Amortization of Deferred Bond Issuance Costs                            --                80              101
Interest on Short-term Debt                                                --               125              174
                                                                    ---------           -------          -------
   Total Interest and CMO Related Expenses                                 --             3,249            6,892
                                                                    ---------           -------          -------

OTHER EXPENSES
General and Administrative, including amounts paid
   to a related party of $48, $29 and $38, respectively                 1,186             1,005            1,270
Interest Expense, including amounts to related parties
    of $34, $0, and $0, respectively                                       53                --               --
Legal Expenses                                                          1,042               284              173
Repurchase of Common Stock in Excess of Market                          1,377                --               --
                                                                      -------        ----------      -----------
     Total Other Expenses                                               3,658             1,289            1,443
                                                                      -------           -------         --------

Loss Before Minority Interest                                          (3,914)           (4,434)            (209)

Minority Interest Share of Loss                                            --              (298)              --
                                                                      -------       ------------     -----------

Net Loss                                                             ($ 3,914)         ($ 4,136)         ($  209)
                                                                    ==========        =========         ========

------------------------------------------------------------------------------------------------------------------

Net Loss per Share, basic and diluted                                 ($0.44)           ($0.51)          ($0.03)

Distributions Declared per Share                                           --            $0.002               --

Weighted Average Number of Shares Outstanding                           8,828             8,106            8,106

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the Years Ended December 31, 1999, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                        Accumu-
                                                                                        lated                  Compre-
                                                                                      Compre-                  hensive
                                         Common      Stock     Paid-in   Retained     hensive                   Income
                                         Shares     Amount     Capital    Deficit        Loss      Total        (Loss)
---------------------------------------------------------------------------------------------------------    ------------
Balance - December 31, 1996               8,106         $8    $ 74,696  $(61,544)    $(2,142)    $11,018

Net Loss                                     --         --          --      (209)         --        (209)         ($209)

Other Comprehensive Loss:
Net Unrealized Gain on available
for  sale securities, net of
reclas-
sification adjustment                        --         --          --        --        (180)       (180)         (180)
                                                                                                               -------

Comprehensive Loss                                                                                               ($389)
---------------------------------------------------------------------------------------------------------      =======

Balance - December 31,  1997              8,106          8      74,696   (61,753)     (2,322)     10,629

Net Loss                                     --         --          --    (4,136)         --      (4,136)      ($4,136)

Other Comprehensive Income:
Net Unrealized Gain on available
for  sale securities, net of
reclas-
sification adjustment                        --         --          --        --       2,311       2,311         2,311
                                                                                                               -------

Comprehensive Loss                                                                                             ($1,825)
                                                                                                               ========

Distributions Declared                       --         --          --       (16)--       --         (16)
---------------------------------------------------------------------------------------------------------

Balance - December 31, 1998               8,106          8      74,696   (65,905)        (11)      8,788

Net Loss                                     --         --          --    (3,914)         --      (3,914)      ($3,914)

Other Comprehensive Loss:
Net Unrealized Loss on available
for  sale securities, net of
reclassification adjustment                  --         --          --        --          (5)         (5)           (5)
                                                                                                               -------

Comprehensive Loss                                                                                             ($3,919)
                                                                                                               =======

Issuance of Shares to acquire real
estate                                    1,613          2       2,441        --          --       2,443

Redemption of Shares                      (826)        (1)       (670)        --          --        (671)
---------------------------------------------------------------------------------------------------------

Balance - December 31, 1999               8,893        $ 9    $ 76,467 $ (69,819)      $ (16)    $ 6,641
=========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              Years Ended December 31,
                                                               ------------------------------------------------
(In thousands)                                                         1999            1998            1997
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                            ($  3,914)      ($  4,136)       ($   209)
Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Depreciation  and Amortization                                       822           1,503           1,476
     (Gain) Loss on Sales of Mortgage Related Assets                     (549)            216            (442)
     Loss on Redemption                                                    --             198              --
     Loss due to Other than Temporary Impairment                           --           2,073              --
     Write-off of and Loss on Sales of Property                           330             157              --
     Minority Interest Share in Net Loss                                   --            (298)             --
     Valuation Reserve Reduction                                           --          (1,523)         (1,474)
Decrease (Increase) in Accrued Interest and
    Accounts Receivable                                                    (5)             85             184
Decrease (Increase) in Prepaid Expenses                                  (184)           (141)             19
Decrease in Other Assets                                                   --              --             115
Increase in Advances to Affiliates                                       (313)             --              --
Increase in Accounts Payable and
    Accrued Liabilities                                                 1,941             950             421
Decrease in Accrued Interest Payable                                      (74)           (121)           (169)
                                                                    ---------       ---------        --------
    Net Cash Used in Operating Activities                              (1,946)         (1,037)            (79)
                                                                    ---------       ---------        --------

---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net Decrease (Increase) in Restricted Cash                                 40            (154)           (528)
Additions to Real Estate Assets                                          (129)           (426)           (483)
Increase in Construction in Progress                                     (209)             --              --
Proceeds from Sale of Real Estate Assets                                   --           1,584              --
Principal Reduction in Mortgage Certificates                               --           9,888          12,485
Proceeds from Sales of Mortgage Related Assets                          1,716           1,888             442
Principal Reduction (Increase) in Residual Interests                       (7)             90              41
Principal Increase in Commercial Securities                                --              --              (1)
Principal Reduction in IO Bonds                                            35             765             652
Purchase of Company Shares                                               (671)             --              --
Net Cash Received in Purchase of Novato Markets                            16              --              --
                                                                    ---------       ---------        --------
   Net Cash Provided by Investing Activities                              791          13,635          12,608
                                                                    ---------       ---------        --------

--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposit from Trustee                            (1,218)          1,218              --
Decrease in Short-term Debt                                              (667)         (1,343)           (408)
Principal Payments on CMOs                                                 --          (9,619)        (11,995)
Proceeds from Notes Payable on Real Estate                                252              --          17,400
Principal Payments on Notes Payable on Real Estate                       (224)           (256)        (17,423)
Proceeds from Revolving Line of Credit                                    300              --              --
Cash Distributions Paid on Common Stock                                    --             (16)             --
                                                                    ---------       ---------        --------
   Net Cash Used in Financing Activities                               (1,557)        (10,016)        (12,426)
                                                                    ---------       ---------        --------
--------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                (2,712)          2,582             103
Cash and Cash Equivalents at Beginning of Year                          2,767             185              82
                                                                    ---------      ----------        --------
Cash and Cash Equivalents at End of Year                            $      55      $    2,767        $    185
                                                                    =========      ==========        ========
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for CMO Interest                                                 --          $3,893          $6,718
Cash Paid for Other Interest                                           $1,723          $1,763          $1,889
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



1.  The Company

         TIS Mortgage Investment Company (the "Company") was incorporated on May 11, 1988. The Company operates as a real estate investment trust (REIT) and has, in years prior to 1995, primarily invested in structured securities (mortgage related assets) including residual interests, principal only bonds (PO Bonds), interest only bonds (IO Bonds) and collateralized mortgage obligations (CMOs). Beginning in 1994, the Company changed its investment focus from investments in structured securities to multifamily real estate located in California's Central Valley. Accordingly, subsequent to 1994, the Company has sold the majority of its investments in structured securities and in 1995 acquired a portfolio of four income-producing residential real estate properties (as of December 31, 1999, three such properties remain) and in 1999 the Company acquired two shopping centers in Northern California. See Note 22 regarding subsequent sales of real estate. The Company expects that the majority of its ongoing assets and operating results will be related to investments in real estate and development related activities.

Going Concern

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, current factors raise substantial doubt about the Company's ability to continue as a going concern as follows:

         (1) The company has a significant working capital deficit as of December 31, 1999. The Company's liabilities that are payable in the near term exceed the Company's existing unrestricted cash and cash equivalents by approximately $9,407,000. The Company's current liabilities include the following:

           Accounts payable and accrued liabilities                 $ 2,547,000
           Accrued interest payable                                      42,000
           Portions of notes payable due within one year              6,573,000
           Short-term debt, Due to affiliate                            300,000
                                                                    -----------
                                                                    $ 9,462,000

         (2) The Company's projection of its 2000 results of operations is expected to be a loss and cash flow from operations is also expected to be a deficit of approximately $2,500,000.

         (3) In January of 2000, the Company was informed that the lender holding the Novato Markets Note had sold their interest in that note to a new owner, Ocwen Federal Savings Bank FSB ("Ocwen"). On February 29, 2000, Ocwen informed the Company that it had filed a notice of default regarding the maturity of the note and requested immediate payment of approximately $6,418,000 reflecting unpaid principal and interest and including certain other penalties and charges triggered by the default.. The company disputed the maturity default and entered into negotiations with Ocwen to settle the matter. In March, Ocwen indicated that it was intending to install a trustee during the period of default. On March 29, 2000 in order to protect the interests of the Company and its shareholders, P-Sub I, Inc. the wholly owned subsidiary of the Company which has title to the two shopping centers in Northern California, petitioned the court for relief under Chapter 11 of the United States Bankruptcy Code. See Note 22, Subsequent Events, for a description of the settlement of this matter.

         Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce or eliminate the projected 2000 operating loss and operating cash flow deficit, and to obtain new financing to repay the loan currently declared in default. Alternatives being evaluated and worked on by management include, among other things, consideration of (i) the sale of its Four Creeks Village property and other real property as necessary (see Note 22, Subsequent Events), (ii) reducing general and administrative expenses, (iii) obtaining financing from a new lender in order to repay the existing debt currently declared in default, (iv) sale of Novato Markets property in order to repay the existing debt currently declared in default, and (v) entering into joint venture arrangements with third parties. Management can provide no assurances as to the timing or ultimate closure of any of these alternatives. These strategies are dependant on the economic operating environment including volatility of interest rates and the ability of the Company to achieve a target sales price for its real estate and the identification of suitable joint venture partner(s).

         The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern throughout 2000, however, management can provide no assurance with regard thereto. (See Note 22, Subsequent Events.)

         The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

2.  Summary of Significant Accounting Policies

         Mortgage Related Assets - Emerging Issues Task Force Issue 89-4, subsequently modified by issue 93-18, specifies the method of accounting for Residual Interests in collateralized mortgage obligations ("CMOs"). Issue 89-4, among other things, required Residual Interests to be classified either as "equity" (and be accounted for under the Equity Method) or as "nonequity" (and be accounted for under a level yield method referred to as the Prospective Method). The methods described in Issue 89-4 are essentially the same as those used by the Company.

         The Company has classified all of its investments in mortgage related assets as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses, excluding unrealized losses considered to be other than temporary, for available-for-sale investments are excluded from earnings and reported as a net amount as part of comprehensive income in shareholders' equity until realized.

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

         For investments in mortgage assets which are temporarily impaired, the Company has recorded cumulative net unrealized losses of approximately $16,000 and $11,000 as of December 31, 1999 and 1998, respectively, directly to shareholders' equity.

         Fair Value of Financial Instruments - Based on the borrowing rates currently available to the Company, the carrying amount of its debt approximates fair value.

         Principles of Consolidation - The Company's consolidated financial statements present the results of operations of the Company and its wholly-owned subsidiaries, TIS Property Acquisition Company ("TISPAC") and Novato Markets, Inc. ("Novato"). TISPAC, a Maryland corporation, incorporated on September 8, 1995 for the purpose of owning and financing real property, and the accounts underlying the Company's interest in real estate partnerships. On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. and its wholly-owned subsidiary, P-SUB I, Inc., from a related party of the Company. See
Note 7 for details regarding this transaction. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

         In 1998, the Company sold its economic interest in CMOT-28 through the sale of the residual interest certificate and optional redemption rights in the underlying trust. As a result, the accounts of CMOT-28 are not included in the consolidated balance sheets at and after December 31, 1998 and the results of operations of the trust are included in the 1998 and 1997 consolidated statements of operations only through the date of sale.

         Amortization of Premiums and Discounts - Premiums and discounts related to mortgage certificates and CMOs were amortized to income using the interest method over the stated maturity of the mortgage certificates or CMOs. Residual Interests held in bond form and Corporate Real Estate Mortgage Investment Conduit ("REMIC") Residual Interests, regardless of percentage ownership, are Nonequity Residual Interests and, along with IO Bonds, are accounted for under the Prospective Method. Under this method, assets are carried at book value and income is amortized over their estimated lives based on a method which provides a constant yield. At the end of each quarter, the yield over the remaining life of the asset is recalculated based on expected future cash flows using current interest rates and mortgage prepayment speeds. This new yield is then used to calculate the subsequent quarter's financial statement income.

         Capitalized Loan Fees - Capitalized loan fees are amortized as interest expense over the term of the related debt.

         Operating Real Estate Assets - Operating real estate assets are depreciated using the straight-line method over the estimated useful lives of the real estate assets. The Company uses a 40 year estimated life for buildings and improvements and either a 5 or 12 year life for personal property depending on the nature of the asset. Significant expenditures that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.

         Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparable or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. In management's opinion, as of December 31, 1999, the carrying value of real estate assets did not exceed their estimated fair value. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 1999 and 1998, the properties are located exclusively in California. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

         All leases of real estate assets are classified as operating leases. Rental income is recognized when contractually due based on the terms of signed lease agreements which range in duration from month-to-month to one year for residential properties and from month-to-month to 16 years for retail properties.

         Construction in Progress - Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until costs related to the property's development are complete and the property is substantially ready to be put into operation.

         Restricted Cash - Restricted cash of approximately $390,000 and $140,000 as of December 31, 1999 and 1998, respectively, represents amounts in property tax and insurance impound accounts required under the terms of certain notes payable on real estate.

         Income Taxes - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to Federal income taxes for 1999, 1998 and 1997. The loss reported in the accompanying consolidated financial statements may be greater or less than the taxable loss because some income and expense items are reported in different periods for income tax purposes. Over the life of a Residual Interest or IO Bond, total taxable income will equal total financial statement income. However, the timing of income recognition may differ between the two from year to year.

         Net Loss Per Share - Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding for 1999, 1998, and 1997. These amounts were 8,827,636, 8,105,880 and, 8,105,880 shares each year, respectively. The potential common shares related to the 1995 Stock Option Plan (see Note 13) are antidilutive in 1999, 1998 and 1997, and therefore are not included in the diluted weighted average number of shares outstanding. The number of antidilutive potential common shares in 1999, 1998 and 1997 were 344,000, 342,000, and 347,000 shares, respectively.

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

         Distributions  - The Company paid a  distribution  to  shareholders  of
$0.002 per share in the year ended December 31, 1998. There were no distributions paid by the Company in 1999 or 1997. Of the 1998 distribution, 40.28% was taxable and considered "excess inclusion" income. Excess inclusion income is attributable to Residual Interests for which an election has been made to be treated as a REMIC for Federal income tax purposes. The portion of the Company's distributions determined to be excess inclusion income is taxable to certain otherwise tax-exempt shareholders as unrelated business income. Except for certain entities such as savings and loan associations, the portion of the distribution considered excess inclusion income may not be offset by any deductions or losses, including net operating losses.

         New Accounting Pronouncement - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS 137, will be adopted by the Company effective January 1, 2001. This statement establishes standards for accounting for derivative instruments and requires that an entity recognize derivatives as assets or liabilities on the balance sheet and measure those assets and liabilities at fair value. Management has not fully assessed the impact of adoption of the statement but does not anticipate it will have a significant impact on the Company's financial condition or results of operation.

         Reclassifications - Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation. Such reclassifications had no effect on net loss and total shareholders' equity previously reported.

3.  Residual Interests
         The Company has in the past invested in Residual Interests in Collateralized Mortgage Bond issuances. During 1999 the Company sold its investment in Bankers Trust Series 1988-1 (BT88-1) for $300,000 resulting in a realized gain of approximately $97,000. During 1998, the Company recorded a loss due to other than temporary impairment of its investment in Nonequity Residual interests of $90,000 triggered by the decline in the yield on certain investments below the risk-free rate. Presented in the following table is a schedule of the Residual Interests owned at December 31, 1999 and 1998.

RESIDUAL INTERESTS
------------------
(Dollars in thousands)

                                                                     Book Value
Residual                                                            December 31,                  Prospective
                                                Purchase  ----------------------------------           Method
Series                                             Price              1999             1998             Yield
---------------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
BT 88-1                                           $1,537               $--             $176             14.0%
LFR-9                                              2,589                66               89             14.0%
CMSC I                                             8,642                14               14             14.0%
FHLMC 25                                           4,934                 2                3             14.0%
FHLMC 21                                           5,361                 1                2             14.0%
---------------------------------------------------------------------------------------------------------------

                                                                       $83             $284
---------------------------------------------------------------------------------------------------------------


4.  Interest Only (IO) Bonds

                  The Company has in the past invested in Interest Only (IO) Bonds. On March 4, 1999, the Company sold its interest in its IO Bond, FNMA Series 1992-123 S for $782,879 and recorded a realized gain of approximately $8,000. In conjunction with this sale, the Company retired short-term debt of approximately $616,000. In June of 1999 Pru Home Mtg Corp Series 1992-7 reached its maturity. In 1998, the Company recorded a loss due to other than temporary impairment of its investment in IO Bonds of $1,983,000 triggered by the decline in yield on certain investments below the risk-free rate. The Company no longer has any IO Bond investments. Presented below is a schedule of the Company's IO Bonds at December 31, 1999 and 1998.

INTEREST ONLY (IO) BONDS
------------------------
(Dollars in thousands)

                                                                          Book Value
                                                                         December 31,            Prospective
                                                  Purchase  ---------------------------------         Method
Interest Only Bond                                   Price             1999             1998           Yield
-------------------------------------------------------------------------------------------------------------
FNMA Series 1992-123 Class S                        $8,203             $ --            $ 809          30.00%
Pru Home Mtg Corp Series 1992-7                      4,776               --               31          14.00%
-------------------------------------------------------------------------------------------------------------

                                                                       $ --            $ 840
=============================================================================================================

5.  Commercial Securitizations

         Commercial Securitizations include debt obligations that are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate and other collateral.

         The Company had an investment in Prudential Securities Series 1993-6 which was redeemed in July 1999 for $633,209. This resulted in a realized gain of approximately $449,000. Presented below is a schedule of Commercial Securitizations owned by the Company:

(In thousands)                                                                     Book Value
                                                                    -----------------------------------------
                                                          Purchase         December 31,         December 31,
Issuer and Series                                            Price                 1999                 1998
---------------------------------------------- -------------------- -------------------- --------------------
Prudential Securities Series 1993-6                           $250                  $--                 $184
============================================== ==================== ==================== ====================

6.  Operating Real Estate Assets


         The carrying value of operating real estate assets at December 31, 1999 and 1998 is presented in the following table:

                                                                           December 31,
               (in thousands)                                         1999              1998
               ----------------------------------------------- ---------------- -----------------
               Land                                                    $  7,041         $  4,120
               Buildings and improvements                                21,848           16,920
               Personal property                                          1,018              899
                                                               ----------------------------------
                   Total                                                 29,907           21,939
               Less accumulated depreciation
                   and amortization                                      (2,460)          (1,767)
                                                               ----------------------------------
                   Net                                                  $27,447          $20,172
                                                               ==================================

         On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. for 1,613,070 shares of common stock of the Company. Novato Markets, Inc.'s only asset is 100% of the stock of P-Sub I, Inc., which owns two shopping centers in Sonoma County, California. Novato Markets, Inc., through its parent company, Pacific Securitization, Inc., is a related party to the Company. See Note 7 for further details on this transaction.

          In December 1998, the Company divested the River Oaks apartment complex in Hanford, California for a selling price of $8,060,000. After closing costs and prorated items, the Company recorded a loss on sale of approximately $157,000 and net proceeds of approximately $1.5 million. In conjunction with the sale, the purchaser assumed the $6.3 million mortgage obligation related to the property.

         Included in Construction in Progress is capitalized interest of $19 and $0 at December 31, 1999 and 1998, respectively.

         At December 31, 1998, the Company's three multifamily properties had an overall occupancy of 97.5% and the Northern California Shopping Centers were 96% occupied (unaudited).

7.  Exchange of Shares for Novato Markets.

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

         At the time of the acquisition, the real estate was subject to mortgage loans. The acquisition was valued based on the value of the assets and liabilities acquired as follows:

         Real estate
              Land                              $ 2,916,000
              Buildings and Improvements          5,055,000
         Cash and other assets                      559,000
         Notes payable on real estate           (5,985,000)
         Other liabilities assumed                 (102,000)
                                               -------------
         Net assets acquired                    $ 2,443,000
                                                ===========

         Subsequent to the acquisition, the company determined that certain of Novato's assets were obsolete and recognized a charge of approximately $330,000 included in write-off of and loss on disposal of property in the accompanying consolidated statement of operations.

8.  Funds Due to Trustee

         During the fourth quarter of 1998, the Trustee for Bankers Trust Series 1988-1 (the "Trustee"), a nonequity residual interest investment of the Company, inadvertently deposited approximately $1.2 million in the Company's accounts. Such amount was reflected within cash and cash equivalents and due to trustee on the accompanying consolidated balance sheet at December 31, 1998. In March 1999, the Company repaid $600,000 of such amount to the Trustee. On March 11, 1999, the Trustee filed an action in the United States District against the Company for alleged breach of contract, common count and conversion. On May 11, 1999 the Company and the Trustee reached settlement and agreed upon a plan of repayment whereby the Company paid $250,000 upon settlement and agreed to pay the balance in July 1999. This balance of approximately $371,000 was paid on July 23, 1999. In addition, the Company paid interest at the Federal Funds rate from December 21, 1998 to May 11, 1999 and at a rate of 10% thereafter. Total interest cost recorded under this arrangement was $11,000 in 1999.

9.  Notes Payable on Real Estate

         The following table summarizes the debt outstanding on the properties as of December 31, 1999 and 1998, respectively.


                              Principal Balance                                Interest                        Monthly
                                 December 31,                Basis of            Rate                         Principal
                                 ------------                Interest          Dec. 31,         Due          and Interest
Property                     1999           1998               Rate              1999           Date           Payment
------------------------ -------------- -------------- ---------------------- ------------ --------------- -----------------
Shady Lane                $  1,259,019   $  1,292,145          Floating Rate       8.375%         12/1/04      $  12,065



Villa San Marcos             6,717,604      6,825,984          Fixed                8.31%          4/1/07         70,597

Four Creeks - I              1,746,756      1,767,100          Fixed                8.16%         12/1/05         13,521

Four Creeks - II             3,846,306      3,908,426          Fixed                8.31%          4/1/07         31,649
                                                                                                  Due and
Novato Markets               6,237,010              0          Fixed               15.00%         Payable         45,729
----------------------------------------------------------------------------------------------------------------------------
Total                      $19,806,695    $13,793,655                                                           $173,561
============================================================================================================================

                  The Novato Markets note payable accrues interest at a rate of 15.0% of which 10% is paid each month and the remaining 5.0% accrues to the principal balance of the loan. The lender has filed a notice of default and is requesting immediate payment of approximately $6,418,000 as of February 29, 2000 reflecting unpaid principal and interest and including certain other penalties and charges triggered by the default. The Company believes that the lender's notice of default is improper and together with its legal counsel has taken actions to request the lender to rescind its notice of default. (See Note 22, Subsequent Events.)

         The Shady Lane loan remains in the name of the seller of the property and will continue to remain so until refinanced. The Company is servicing the debt and receives all of the economic benefits from Shady Lane.

         On February 28, 2000, the Company entered into a secured financing agreement for $660,000 for a term of eighteen months at a rate of 12.5%. Payments are interest only of $6,875 per month. The note is secured by a second deed of trust on Four Creeks Village Phase I apartments.

         The scheduled principal payments to be made on notes payable on real estate outstanding at December 31, 1999, giving effect to the financing obtained in February 2000, are as follows (in thousands), except for the Shady Lane property note payable, as discussed below:

                  Year                         Amount
                  --------------------------------------
                  2000                   $  6,427,832
                  2001                        867,265
                  2002                        225,124
                  2003                        244,523
                  2004                        265,593
                  Thereafter               11,177,339
                  --------------------------------------
                  Total                   $19,207,676
                  ======================================

         The variable rate loan for the Shady Lane property is payable in monthly installments of $12,065. The floating rate of interest is adjusted every six months, in July and December. Since the principal payments vary each month, the scheduled principal payments are not included in the schedule above.

10.  Short-term Debt

         At December 31, 1999, short-term borrowing consisted of a $300,000 unsecured loan from TIS Financial Services, Inc. (TISFIS) as part of a $1,000,000 revolving line of credit to the Company. The amount outstanding at December 31, 1999 has a variable interest rate at the rate of prime plus one and one half percent and matures on May 15, 2000. (See Note 22 regarding the extension of this loan.) TISFIS and the Company have common ownership and executive officers and as such are related parties. Credit support to TISFIS includes guaranteed loans by a bank supported by guarantees from employees of TISFIS. This line is to provide working capital to the Company. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed

           At December 31, 1998, the Company's short-term borrowings totaled $667,000 and consisted of a repurchase agreement with Bear Stearns & Co. The repurchase agreement borrowing had a weighted average interest rate of 7.129%, an initial term of one month, was renewed on a month-to-month basis, and was collateralized by FNMA Series 92-123 S, IO Bond. On March 4, 1999, the Company sold its interest in FNMA Series 1992-123 S and in conjunction with this sale, the Company retired short-term debt of approximately $616,000. The Company has no other committed lines of credit.

11.  Share Purchase from Turkey Vulture Fund XIII, Ltd.

         On February 2, 1999, the Company acquired 793,700 shares of its Common Stock from Turkey Vulture Fund XIII, Ltd. for $1,984,250, 20,000 shares of its Common Stock from Christopher L. Jarratt for $40,000 and 12,000 shares of its Common Stock from James G. Lewis for $24,000, pursuant to an Agreement dated as of February 1, 1999, among the Company, Turkey Vulture Fund, Richard M. Osborne, Third Capital, LLC, Mr. Jarratt and Mr. Lewis. Turkey Vulture Fund, Third Capital and Messrs. Osborne, Jarratt and Lewis agreed that, for a period of seven years, they will not directly or indirectly, among other things, effect or participate in or in any way assist any other person in effecting or participating in any acquisition of securities or rights to acquire securities or assets of the Company or its subsidiaries. The parties also agreed to a mutual general release of all claims arising out of or relating to the business or affairs of the Company or the ownership of its stock. Messrs. Osborne, Jarratt and Lewis resigned from the Company's Board of Directors, effective February 2, 1999. This share purchase and the acquisition of Novato (See Note 7) were approved by the Company's Board of Directors and, specifically, by directors with no financial interest in either transaction. The disinterested directors required that the share exchange transaction be closed as a condition to closing the share purchase transaction. The difference between the market value of the stock acquired by the Company ($670,881) and the amount paid for the shares ($2,048,250) is reflected as repurchase of common stock in excess of market (an expense) in the accompanying consolidated statements of operations.

12.  Leasing Activity

         Future minimum rentals due under non-cancelable operating leases in effect at December 31, 1999 with tenants are as follows:

                       Year                   Amount
                       ----                   ------
                       2000                  $641,000
                       2001                   606,000
                       2002                   464,000
                       2003                   347,000
                       2004                   306,000
                       Thereafter           2,232,000

         In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to approximately $184,000, $0 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are included as rental revenue and rental expense in the accompanying statements of operations. Certain leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases were approximately $3,000, $0 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. Certain leases contain options to renew.

13.  Stock Options

         The 1995 Stock Option Plan (the "Plan") provides for the granting of non-qualified stock options to officers and unaffiliated directors of the Company. Under the terms of the Plan, the purchase price of the shares subject to each option granted to officers will not be less than 100% and options granted to unaffiliated directors will not be less than 110% of their fair market value at the date of the grant reduced by the aggregate amount of distributions declared. Options granted are exercisable for no more than 10 years from the date of grant.

         The Company accounts for stock options under APB Opinion 25 under which no compensation cost has been recognized. The Company has provided the following pro forma net income and earnings per share data as if compensation cost for the Plan had been provided for consistent with Statement of Financial Accounting Standards No. 123. The potential common shares related to the Plan are antidilutive in 1999, 1998 and 1997.

                                                                    1999              1998           1997
                                                                    ----              ----           ----
Net Loss (in thousands):            As reported                 ($3,916)          ($4,136)         ($209)
                                    Pro forma                    (3,921)           (4,136)          (214)

Earnings per share                  As reported                  ($0.44)           ($0.51)        ($0.03)
                                    Pro forma                    ($0.44)           ($0.51)        ($0.03)

         The following table summarizes the stock option activity for the years ended December 31, 1999, 1998, and 1997, respectively.

                                                     Number of Share
                                                   Options Outstanding
                                                   --------------------

          Balance, December 31, 1996                          342,000
          Granted to officers                                   6,000
          Expired                                              (1,000)
                                                   --------------------
          Balance, December 31, 1997                          347,000
          Granted                                                  --
          Expired                                              (5,000)
                                                   --------------------
          Balance, December 31, 1998                          342,000
          Granted                                               5,000
          Expired                                              (3,000)
                                                   --------------------
          Balance, December 31, 1999                          344,000
                                                   ====================

         During 1999, 3,000 options expired related to an unaffiliated director who resigned in 1998. During 1998, 5,000 options expired relating to two unaffiliated directors who were replaced in 1997. During 1997, 1,000 options expired relating to an unaffiliated director who retired in 1996. No other options were exercised, forfeited, or expired during 1999, 1998 or 1997. As of December 31, 1999 and 1998, respectively, 344,000 and 342,000 of the options were exercisable. As of December 31, 1999, 56,000 shares were available under the Plan for granting further options. No options were granted in 1998. The options outstanding at December 31, 1999 have exercise prices of $1.08, $1.25, $1.22, $2.25 and $2.26 with a weighted average exercise price of $2.22 and a weighted average remaining contractual life of 5.8 years.

         The weighted average fair value of options granted in 1999 and 1997 was $1.00 and $1.02, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Management made the following average assumptions for grants in 1999: risk-free interest rate of 5.88%, expected distribution yield of 0%, expected life of 10 years, and expected volatility of 112%.

14.  Dividend Reinvestment and Share Purchase Plan

         The Company has a Dividend Reinvestment and Share Purchase. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased.

15.  Related Party Transactions

         Expense Sharing Agreement

         In connection with becoming self-managed on July 1, 1996, the Company entered into a Facilities and Expense Sharing Agreement ("Expense Sharing Agreement") with TIS Financial Services Inc., (the "Former Manager") providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, Chairman and President of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space.

         The Company incurred expenses of $48,000, $28,000 and $38,000 for the years ended December 31, 1999, 1998, and 1997, respectively under the expense sharing agreement with TISFIS.

         Advances to affiliates

         Amounts due from affiliates were $345,000 and $0 at December 31, 1999 and 1998, respectively. These amounts represent reimbursements due for payroll and other expense advances from TIS Financial Services, Inc. (TISFIS) of $ 294,000 and $0, and reimbursements for advances to Ignacio of $51,000 and $0. Each of the above is a related party by way of common management.

         Payable to affiliates

         Accounts payable to affiliates were $189,000 and $4,000 at December 31, 1999 and 1998, respectively. These amounts include expense advances from TISFIS for $168,000 and $4,000 for 1999 and 1998, respectively, and an advance from E & L Associates of $21,000 for 1999.

         In addition, short-term debt of $300,000 and $0 at December 31, 1999 and 1998 is payable to TISFIS, a related party. (See Note 10.) The Company incurred interest expense on this debt of $34,000 in 1999 and $0 in 1998.

         Included in interest expense in 1999 is $12,500 paid to a board member in 1999 as a loan fee.

16.  Interest Income

         Interest  income  from  Mortgage   Related  Assets   consisted  of  the
following:


                                                  Years Ended December 31,
                                      --------------------------------------------------
(In thousands)                                  1999             1998              1997
----------------------------------------------------------------------------------------
Mortgage Certificates, net                      $ --           $2,602            $6,059
Short-term Investments                            16               --                 2
Residual Interests                                27               22                39
Interest Only (IO) Bonds                          80              171               360
Commercial Securitizations                        --                8                 0
----------------------------------------------------------------------------------------
         Total                                 $ 123           $2,803            $6,460
========================================================================================

17.  Commitments and Contingencies

         Risk of Uninsured Losses The Company's real estate properties are located in areas that are subject to earthquake activity. The Company's comprehensive liability, fire, flood, extended coverage and rental loss insurance does not cover damage resulting from an earthquake and certain other losses. Accordingly, should the Company sustain damage resulting from an earthquake or other uninsured loss, the Company could lose its investment in, and anticipated profits and cash flows from the properties. The accompany financial statements do not reflect any adjustments for these uncertainties.

         Litigation The Company is involved from time to time in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         Environmental Matters The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such environmental liability could have an adverse effect on the Company's results of operations and cash flow.

         Lease Commitments The Company has an operating lease on its office space and an operating ground lease. Future minimum rental payments under non-cancelable operating and ground leases in effect at December 31, 1999 are as follows:


                       Year                       Amount
                                            --------------------
                       2000                            $278,000
                       2001                             280,000
                       2002                              57,000
                       2003                              13,000
                       2004                              13,000
                       Thereafter                       802,000

         The land on which the Midtown Shopping Center is located is owned by a third party and is subject to a ground lease. The ground lease expires in 2067, and unless the lease is extended, the use of the land, together with all improvements, will revert back to the third party.

18.  Segment Data

         The Company's operations consist of investments in structured securities and a portfolio of multifamily residential housing and retail shopping centers. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Details of the financial results of the Company's real estate operations are segregated in the accompanying income statement, real estate operations results for the twelve months in each of the periods ending December 31, 1999, 1998, and 1997 amounted to a net loss of $936,000, $426,000 and $261,000 respectively.

         Net operating results of the investments in structured securities for the years ended December 31, 1999, 1998 and 1997 were net income of $680,000, a net loss of $2,719,000 and net income of $1,495,000 respectively as reflected in the following table:

Financial Instruments Portfolio  ($000)            1999       1998       1997
---------------------------------------            ----       ----       ----

Income from Mortgage related assets.               $680        $530     $8,387

Total Interest and CMO Related Expenses              --      (3,249)    (6,892)
                                                  -----     -------     ------
Net Income (Loss) from Financial Instruments       $680     $(2,719)    $1,495

The Company does not allocate overhead expenses to its segments nor does management consider such costs in its evaluation of the results of each segment.

19.  Supplemental Disclosure of Non-Cash Transactions

         The following items were non-cash transactions with regard to the sale of CMOT-28 and the River Oaks Property for the year ended December 31, 1998 and the acquisition of Novato Markets in the year ended December 31, 1999.

                                        CMOT-28
                                                                                       1998
           --------------------------------------------------------------------------------------
           Reduction of Mortgage Certificates                                      $51,600,000
           Reduction of Unamortized Discount on Mortgage Certificates                 (885,000)
           Reduction of Mortgage Certificate Reserve for Loss                         (567,000)
           Reduction of Restricted Cash on Mortgage Certificates                     1,814,000
           Reduction of Accrued Interest on CMOs                                       365,000
           Reduction of CMOs                                                       (53,103,000)
           Reduction of Unamortized Discount on CMOs                                 3,125,000
           Reduction of Accrued Interest Payable on CMOs                              (745,000)
           Reduction of Minority Interest                                           (1,352,000)

                                     RIVER OAKS
                                                                                       1998
           --------------------------------------------------------------------------------------
           Reduction of Land                                                         ($904,244)
           Reduction of Building                                                    (7,266,026)
           Reduction of Plant, Property and Equipment                                 (691,230)
           Reduction of Accumulated Depreciation                                       848,829
           Reduction of Accounts Receivable                                             (5,462)
           Reduction of Prepaid Assets                                                  (6,148)
           Reduction of Amortizable Costs                                             (180,280)
           Reduction of Accounts Payable                                                79,133
           Reduction of Notes Payable                                                6,294,917

                                 NOVATO MARKETS
                                                                                       1999
           --------------------------------------------------------------------------------------
           Issuance of stock for property
               Stock Issued                                                         $2,443,000
           Assets acquired and Liabilities assumed
               Real Estate                                                           7,971,000
               Cash and other assets                                                   559,000
               Mortgages                                                            (5,985,000)
               Other liabilities assumed                                              (102,000)
                                                                                -----------------
                                                                                    $2,443,000

20.  Comprehensive Loss

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") Reporting Comprehensive Income. This statement established standards for the reporting and disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes the net loss as reported on the consolidated statements of operations, and the unrealized gain (loss) due to changes in the fair value of its available-for-sale investments that are reported as a component of shareholders' equity. The following table presents net loss adjusted by the change in unrealized gains or losses on available-for-sale investments as a component of comprehensive loss.

                                                                  1999        1998       1997
                                                                  ----        ----       ----
Unrealized gain (loss) arising during the year:                  $544        ($176)      $262

Reclassification   adjustments  for  net  realized
(gains)  losses on  securities  available for sale
included in net loss during the year:                            (549)       2,487       (442)
                                                             ----------------------------------
                                                                  ($5)      $2,311      ($180)


21.  Quarterly Information (Unaudited)

         The following is quarterly information as reported during 1999 and 1998.

---------------------------------------------------------------------------------------------------------------------

(In thousands,                                 First          Second           Third         Fourth
Except per share data)                       Quarter         Quarter         Quarter        Quarter            Total

---------------------------------------------------------------------------------------------------------------------
1999
Income from
    Mortgage Related Assets                      $63             $19            $491           $107             $680
Loss from Real Estate Operations                 (85)           (169)           (117)          (565)            (936)
Net Income (Loss)                             (1,680)         (1,343)             32           (923)          (3,914)
Basic and diluted Net Income
    (Loss) per Share                          ($0.19)         ($0.16)          $0.00         ($0.09)          ($0.44)

1998
Income (Loss)
    from Mortgage Related Assets              $1,528          $1,296           ($224)       ($2,070)            $530
Loss from Real Estate Operations                 (38)            (54)            (45)          (289)            (426)
Net Loss                                        (269)           (609)           (541)        (2,717)          (4,136)
Basic and diluted Net Loss per
     Share                                    ($0.03)         ($0.08)         ($0.07)        ($0.33)          ($0.51)

22.  Subsequent Events

Financing Of Four Creeks Village Phase I.

         On February 28, 2000, the Company entered into a secured financing agreement for $660,000 for a term of eighteen months at a rate of 12.5%. Payments are interest only of $6,875 per month. The note is secured by a second deed of trust on Four Creeks Village Phase I Apartments. This note was retired on November 29, 2000 with proceeds from the Sale of Four Creeks Village Apartments.

Renewal of Line of Credit

         In May of 2000 the $1,000,000 revolving line of credit to the Company from TIS Financial Services was renewed until January 31, 2001.

Bankruptcy of P-SUB I, Inc. and the Refinancing of Novato Markets.

         In January of 2000, the Company received notice that its loan secured by the Novato Markets Properties of $6,237,010 had been sold to Ocwen Federal Bank, FSB. In March of 2000, the Company received a Notice of Maturity Default from Ocwen indicating that the Loan was considered by Ocwen to have matured on January 1, 2000 and therefore the entire outstanding principal balance was due and payable including penalties and interest triggered by the notice of default. The total amount payable to Ocwen was $6,418,032. The Company believed that it had an extension of this loan to June 1, 2000 and was in the process of arranging a refinance. The Company strongly disagreed with the Notice of Default.

         On May 1, 2000, the Company announced that P-SUB I, Inc. ("Borrower") filed on Friday April 28, 2000, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken by P-SUB I in order to protect the shareholders equity pending a resolution of the Company's differences with its major lender, Ocwen Federal Bank FSB ("Lender"). The two parties had been unable to reach agreement on this matter. P-SUB I was in discussions with possible sources of replacement financing for the loan and in order to protect its rights and interests it elected to seek Chapter 11 relief.

         On September 29, 2000, the Company and Ocwen entered into a Forbearance Agreement approved by the Court for settlement of this matter. The major terms of this agreement are as follows:

         (1) The amount of the secured debt was established as $6,500,000 as of August 15, 2000, however the Lender agreed to accept payment of $6,050,000 and $350,000, for a total of $6,400,000 in full and complete satisfaction of the Loan and to forbear from exercising its rights and remedies under the original documents against the Borrower and guarantors, so long as the Borrower and guarantors timely comply with certain terms and conditions:

         (2) The Lender was entitled to keep all funds which it held in suspense and reserves. These amounts were fundamentally the normal monthly payments of interest and reserves which the Company had continued to make to the Lender.

         (3) The Lender agreed to release all liens on the funds in the Borrower's income tax account and security deposit account and agreed that the funds of both accounts shall remain the Borrower's property. These amounts totaled approximately $87,000.

          (4) The Borrower shall be required to pay to Lender the sum of $350,000 due in 24 months. The Note will require interest only payments at the the rate of eight and one-half percent (8.5%) per annum from August 15, 2000 until maturity. The Lender insisted upon a continuing guarantee from Pacific Securitization and Lorraine Legg, President and CEO of the Company, personally.

         (5) The Borrower shall be required to pay $6,050,000 as follows to the Lender by paying $350,000 on or before November 15, 2000 and $5,700,000 on or before December 28, 2000 This amount shall bear interest at 15% per annum and interest payments are due on the 15th of each month.

         (6) The Company agreed to keep the Chapter 11 proceedings open for 180 days from approval of the settlement, to pay the taxes, keep the property insured and to keep the property in good condition. The Borrower agreed to deliver to Lender an original Confidentiality Agreement and Agreement Regarding Covenant Not to Sue Lender executed by their counsel.

         The Company is in the process of finalizing a new collateralized loan for the amount of $5,700,000 which is payable to Ocwen on December 28, 2000. The Company expects to complete this financing in January, 2001.

Sale of Shady Lane Apartments

         On September 26, 2000, the Company sold its interest in Shady Lane Apartments in Visalia, California. This 54 unit complex was sold for a selling price of $1,850,000. There was approximately $1,240,000 of debt. Expenses of Sale paid at closing totaled approximately $135,000 which left approximately $475,000 in net cash proceeds. The book value of the real estate assets sold was approximately $1,965,000 prior to the sale (unaudited).

Sale of Four Creeks Village Apartments

         On November 29, 2000, the Company sold its interest in Four Creeks Village Apartments in Visalia, California. This 146 unit complex was sold for a selling price of $ 8,387,122. The company had approximately $6,237,000 of debt. Expenses of Sale paid at closing totaled approximately $610,000 which left approximately $1,540,000 in net cash proceeds. The book value of the real estate assets sold was approximately $8,064,000 prior to the sale (unaudited).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TIS MORTGAGE INVESTMENT COMPANY

Date: January 3, 2001                           By:   /s/ Lorraine O. Legg
                                                --------------------------------
                                                     Lorraine O. Legg, Chief
                                                     Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                                    Date
---------                                   -----                                                    ----

   /s/ Lorraine O. Legg                     Director, President and                       January 3, 2001
---------------------------------------     Principal Executive Officer
Lorraine O. Legg


   /s/ John E. Castello                     Executive Vice President (Principal           January 3, 2001
---------------------------------------     Financial Officer)
John E. Castello


   /s/ Douglas B. Fletcher                  Director, Chairman of the Board               January 3, 2001
---------------------------------------
Douglas B. Fletcher


   /s/ Anthony H. Barash                    Director                                      January 3, 2001
---------------------------------------
Anthony H. Barash


   /s/ Patricia M. Howe                     Director                                      January 3, 2001
---------------------------------------
Patricia M. Howe


   /s/ Robert W. Ledoux                     Director                                      January 3, 2001
---------------------------------------
Robert W. Ledoux


   /s/ J. David Schemel                     Director                                      January 3, 2001
---------------------------------------
 J. David Schemel

                                  SCHEDULE III

                         TIS MORTGAGE INVESTMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

     Column A    Column B          Column C        Column D             Column E          Column F   Column G  Column H   Column I
     --------    --------          --------        --------             --------          --------   --------  ---------  --------
                                                     Costs            Gross Amount
                                 Initial Cost     Subsequently      at which Carried
                                  to Company      Capitalized       at Close of Year
                            --------------------- -----------   -----------------------

                                      Buildings                       Buildings                                            Life on
                                         and                             and                          Year of               which
                                      Improve-     Improve-           Improve-          Accumulated  Construc-    Year  Depreciation
Description     Encumbrances   Land     ments        ments    Land     ments    Total  Depreciation    tion    Acquired  is Computed
-----------     ------------   ----   ---------    --------   ----  ----------  -----  ------------ ---------  -------- ------------
Shady Lane
Village
Visalia, CA          $1,259     $379    $1,725     $ 38         $379    $1,763   $2,142      $284      1985       1995    40 years

Villa San
Marcos
Fresno, CA            6,718    2,549     7,459       35        2,584     7,459   10,043       957      1991       1995    40 years

Four Creeks
Village
Visalia, CA           5,593    1,157     7,698       --        1,157     7,698    8,855     1,066      1986-91    1995    40 years

Novato Markets
Rohnert Park &
Petaluma, CA          6,237    2,916     5,055     (122)       2,921     4,928    7,849       153      Various    1999    40 years
                -----------------------------------------------------------------------------------
                    $19,807   $7,001   $21,937     $(49)      $7,041   $21,848  $28,889    $2,460
                ===================================================================================


                                         1999                                1998                                  1997
                                         ----                                ----                                  ----
                                             Accumulated                          Accumulated                           Accumulated
                                   Cost      Depreciation                Cost     Depreciation                 Cost     Depreciation
                                -------------------------            -------------------------             -------------------------

Balance at Beginning of Year        $21,040      $1,767                  $29,210      $1,537                  $29,026        $938

Additions (sales) during
period
    Purchases                         7,971
    Sales                                                                (8,170)       (503)
    Capital                              12                                                                       184
improvements
Depreciation/Writeoffs                 (134)       693                                  733                                  599
                                ------------------------            -------------------------            -------------------------
Balance at End of Year             $28,889      $2,460                  $21,040      $1,767                  $29,210      $1,537
                                ========================            =========================            =========================
