Form 10QSB
period 2000-03-31
TIS MORTGAGE INVESTMENT CO
filed 2002-11-12
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 1-10004

                         TIS MORTGAGE INVESTMENT COMPANY

        (Exact name of Small Business Issuer as specified in its Charter)

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

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

 Class of Common Stock                     Outstanding at October 11 , 2002
 ---------------------                     --------------------------------
    $.001 Par Value                                8,893,250 Shares

Transitional Small Business Format:

                                 Yes |_| No |X|

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index

                          Part I. Financial Information

Item 1. Financial Statements (Unaudited)                          Page Number

Consolidated Financial Statements                                       3

Condensed Consolidated Balance Sheets
          March 31, 2000                                                4

Condensed Consolidated Statements of Operations

          Three months ended March 31, 2000 and 1999                    5

Condensed Consolidated Statements of Cash Flows

          Three months ended March 31, 2000 and 1999                    6

Notes to Condensed Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis                           16

                           Part II. Other Information

Item 3. Defaults Upon Senior Securities                                19

Item 6. Exhibits and Reports on Form 8-K                               19

Signatures                                                             19

Certifications                                                         21

                              EXPLANATORY STATEMENT

      This Form 10-QSB is being filed late. The information in the Form 10-QSB is as of March 31, 2000 unless otherwise indicated herein.

--------------------------------------------------------------------------------
                          PART 1: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 1999 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

-------------------------------------------------------------------------------
(In thousands, except share data)                                March 31, 2000
-------------------------------------------------------------------------------

ASSETS
Operating Real Estate Assets, net                                   $ 27,273

Mortgage Related Assets
      Residual Interests                                                  83
                                                                    --------
            Total Mortgage Related Assets                                 83
                                                                    --------

Other Assets
      Cash and Cash Equivalents                                           14
      Restricted Cash                                                    452
      Accrued Interest and Accounts Receivable, Net                       39
      Advances to Affiliates                                             226
      Construction in Progress                                           342
      Capitalized Loan Fees, Net                                         334
      Prepaid Expenses                                                   284
                                                                    --------
            Total Other Assets                                         1,691
                                                                    --------

            Total Assets                                            $ 29,047
                                                                    ========

-------------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                        $ 20,497
Short-term Debt (including payable to affiliate of $255)                 255
Accounts Payable and Accrued Liabilities
      (including payable to affiliate of $31)                          1,930
Accrued Interest Payable                                                 169
                                                                    --------
            Total Liabilities                                         22,851
                                                                    --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                                        9
Additional Paid-in Capital                                            76,467
Retained Deficit                                                     (70,263)
Accumulated Other Comprehensive Loss                                     (17)
                                                                    --------
            Total Shareholders' Equity                                 6,196
                                                                    --------

            Total Liabilities and Shareholders' Equity              $ 29,047
                                                                    ========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

------------------------------------------------------------------------
                                                    Three Months Ended
                                                          March 31
------------------------------------------------------------------------
(In thousands, except per share data)                2000        1999
------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                           $    943    $    852
Operating and Maintenance Expenses                    (248)       (269)
Interest on Real Estate Notes Payable                 (498)       (437)
Property Taxes                                         (83)        (74)
Depreciation and Amortization                         (188)       (157)
                                                  --------    --------
   Loss from Real Estate Operations                    (74)        (85)
                                                  --------    --------

MORTGAGE RELATED ASSETS
Interest                                                 8          55
Gain (Loss) on Sales of Mortgage Related Assets         --           8
                                                  --------    --------
   Income from Mortgage Related Assets                   8          63
                                                  --------    --------

OTHER EXPENSES
General and Administrative                             332         273
Interest Expense                                        14           1
Legal Expenses                                          32           7
Repurchase of Common Stock in Excess of Market          --       1,377
                                                  --------    --------
     Total Other Expenses                              378       1,658
                                                  --------    --------

Net Loss                                          $   (444)   $ (1,680)
                                                  ========    ========

------------------------------------------------------------------------

Basic and Diluted Net Loss per Share              $  (0.05)   $  (0.19)

Distributions Declared per Share                  $  0.000    $  0.000

Weighted Average Number of Shares Outstanding        8,893       8,631

------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED)
                             (Amounts in Thousands)

                                                                         Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           2000        1999
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                 $   (444)   $  (1,680)
Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation and Amortization                                       5          32
            Depreciation of Operating Real Estate Assets                      188         157
      Increase in Accrued Interest and Accounts Receivable                     (4)        (83)
      Decrease in Prepaid Expenses                                             47          29
      Increase in Capitalized Loan Fees                                       (25)         --
      Decrease in Advances to Affiliates                                      119          --
      Increase (Decrease) in Accounts Payable and Accrued Liabilities        (617)        179
      Increase (Decrease) in Accrued Interest Payable                         127         (82)
                                                                         --------    --------
                  Net Cash Used in Operating Activities                      (604)     (1,448)
                                                                         --------    --------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Increase in Restricted Cash                                                   (62)        (93)
Additions to Real Estate Assets                                               (20)        (28)
Principal Increase in Residual Interests                                       --          (9)
Principal Reduction in IO Bonds                                                --         831
Purchase of TISMIC Shares                                                      --        (671)
Net Cash Received in Purchase of Novato Markets                                --          16
                                                                         --------    --------
                  Net Cash Provided by (Used in) Investment Activities        (82)         46
                                                                         --------    --------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Due to Trustee                                                     --        (600)
Decrease in Short-term Debt                                                   (45)       (667)
Increase in Notes Payable on Real Estate                                      690          45
Principal Payments on Notes Payable on Real Estate                             --         (63)
                                                                         --------    --------
                  Net Cash Provided by (Used in) Financing Activities         645      (1,285)
                                                                         --------    --------
Net Decrease in Cash and Cash Equivalents                                     (41)     (2,687)
Cash and Cash Equivalents at Beginning of Period                               55       2,767
                                                                         --------    --------

Cash and Cash Equivalents at End of Period                               $     14    $     80
                                                                         ========    ========
---------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern throughout 2002, however, management can provide no assurance with regard thereto. (See Note 12, Subsequent Events.)

      The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

Note 2. Summary of Significant Accounting Policies

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

      Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of March 31, 2000 and 1999, outstanding options for the purchase of up to 344,000 and 344,000 shares, respectively, of common stock at prices ranging from $1.08 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

      Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid instruments with original maturities of three months or less to be cash equivalents. During the three months ended March 31, 1999, the Company acquired real estate and assumed the underlying debt by issuing shares of the Company's common stock in a non-cash transaction (See Note
7).

      Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Company effective January 1, 2001. This statement establishes standards for accounting for derivative instruments and requires that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure those assets and liabilities at fair value. Management has not fully assessed the impact of adoption of the statement but does not anticipate it will have a significant impact on the presentation of the Company's statements of financial position.

      Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities", (SFAS No. 140), was adopted by the Company effective January 1, 2002. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 requires that after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, de-recognize financial assets when control has been surrendered, and de-recognize liabilities when extinguished. Management does not anticipate that SFAS No. 140 will have a significant impact on the Company's financial condition and results of operations.

      Statement of Financial Accounting Standards No. 141 "Business Combinations", (SFAS No. 141), was adopted by the Company effective January 1, 2002. SFAS No. 141 requires that all business combinations be accounted for under a single method - "the purchase method." The adoption of this method of accounting thereby prohibits the use of the pooling of interest method.

      Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), was adopted by the Company effective January 1, 2002. This statement addresses the financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. Additionally, SFAS No. 142 provides that both goodwill and intangible assets that have indefinite useful lives will not be amortized but will be tested annually for impairment; intangible assets that have finite useful lives will continue to be amortized over their useful lives. Management does not anticipate that SFAS No. 142 will have a significant impact on the Company's financial condition and results of operations.

      Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", (SFAS No. 143), was adopted by the Company effective January 1, 2002. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement cost is capitalized and expensed over its useful life. Management does not anticipate that SFAS No. 143 will have a significant impact on the Company's financial condition and results of operations.

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), was adopted by the Company effective January 1, 2002. SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", institutes one accounting model for long-lived assets to be disposed of based on the framework established by SFAS No. 121. SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair market value less cost to sell. Management does not anticipate that SFAS No. 144 will have a significant impact on the Company's financial condition and results of operations.

Note 3. Mortgage Related Assets

      The Company has in the past invested in Residual Interests in Collateralized Mortgage Bond Issuances, Interest Only Bonds and Commercial Securitizations. The majority of these investments were sold prior to 2000. The following table shows the Book Value of these investments at March 31, 2000.

MORTGAGE INVESTMENTS
(Dollars in thousands)

                                                               Book Value
Bond                                            Ownership      March 31,
Series                                          Percentage         2000
--------------------------------------------------------------------------------
Residual Interest Bonds
-----------------------
LF Rothschild Mortgage Trust IX, Class f          100.00%      $     66
CMSC Series I                                      88.00%            14
FHLMC Remic Series 25,  Class R                    55.00%             2
FHLMC Remic Series 21, Class R                     62.50%             1
--------------------------------------------------------------------------------
   Total Residual Interests                                    $     83
                                                               ========

Note 4. Operating Real Estate Assets

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

      On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. ("Novato") from Pacific Securitization, Inc. ("Pacific"), a related party and shareholder. Novato, through its wholly owned subsidiary P-SUB I, Inc. ("PSUB-I") owned two shopping centers in Northern California. The shopping centers had a combined commercial and retail space totaling approximately 80,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building. Mountain Shadows Plaza was sold in 2001 and Midtown Center was sold in 2002. (See Note 12, Subsequent Events).

      The carrying value of operating real estate assets at March 31, 2000 is presented in the following table:

                                                                       March 31,
(in thousands)                                                           2000
-------------------------------------------------------------------------------
Land                                                                   $  7,041
Buildings and improvements                                               21,850
Personal property                                                         1,029
                                                                       --------
    Total                                                                29,920
Less accumulated depreciation
    and amortization                                                     (2,647)
                                                                       --------
    Net                                                                $ 27,273
                                                                       ========

      At March 31, 2000, the Company's three multifamily properties had an overall occupancy of 95%. The shopping centers had 1 vacancy representing 2% of the total rentable square footage.

Note 5. Notes Payable on Real Estate

      As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then-outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The term of each of the underlying Mortgage Loans was ten years with a fixed annual interest rate of 8.36% for River Oaks and 8.31% for the others The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the fifth year. On December 23, 1998 the Company sold its interest in River Oaks and the purchaser assumed the mortgage balance of approximately $6.3 million.

      On February 2, 1999, the Company acquired through the purchase of stock of Novato Markets, Inc. the ownership of a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and a shopping center in Petaluma, California, named Midtown Center (See Note 7). These shopping centers were subject to existing secured debt totaling $5,984,000 at acquisition. This financing was at a rate of 15.0% of which 10% was paid each month and the remaining 5.0% accrued to the principal balance of the loan. The maturity date of this loan was June 1, 1999 which could have been extended at the option of the borrower through June 1, 2000. The Company ultimately paid this note in 2001. See Notes 9 and 12 for subsequent events.

      On February 28, 2000, the Company entered into a secured financing agreement for $660,000 for a term of eighteen months at a rate of 12.5%. Payments were interest only of $6,875 per month. The note was secured by a second deed of trust on Four Creeks Village Phase I Apartments. This note was ultimately retired through the sale of the Four Creeks Village Apartments in November of 2000. See Note 12, Subsequent Events.

      The following table summarizes the debt outstanding on the properties as of March 31, 2000 (in thousands).

                           Principal                    Interest                        Monthly
                            Balance       Basis of        Rate                         Principal
                           March 31,      Interest      March 31,       Due          and Interest
Property                      2000          Rate          2000          Date            Payment
---------------------------------------------------------------------------------------------------
Shady Lane                 $  1,252      Floating          8.34%     Dec. 1, 2004        $  12

Villa San Marcos              6,700         Fixed          8.31%     Apr. 1, 2007           71

Four Creeks - I                             Fixed          8.16%     Dec. 1, 2005           14
                                660         Fixed         12.50%             2001            7

Four Creeks - II              5,579         Fixed          8.31%     Apr. 1, 2007           32

Novato Markets                6,306         Fixed         15.00%     June 1, 1999           45 (1)
---------------------------------------------------------------------------------------------------
Total                      $ 20,497                                                      $ 181
===================================================================================================

(1) Payment on the Novato Markets Loan is interest only monthly at a pay rate of 10% annual interest. Interest accrues to the unpaid balance at a 5% annual rate.

Note 6. Short-Term Debt

      At March 31, 2000, short-term borrowing consisted of a $255,000 unsecured loan from TIS Financial Services, Inc. ("TISFIS") as part of a $1,000,000 revolving line of credit to the Company. The amount outstanding has a variable interest rate at the rate of prime plus one and one half percent. TISFIS and the Company have common ownership and executive officers and as such are related parties. Credit support to TISFIS includes guaranteed loans by a bank supported by guarantees from employees of TISFIS. This line is to provide working capital to the Company. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed.

Note 7. Exchange of Shares for Novato Markets

      On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. from Pacific Securitization, Inc., a related party and shareholder, in exchange for 1,613,070 shares of Common Stock (the "Shares") of the Company pursuant to an Agreement and Plan of Reorganization dated as of February 1, 1999, between the Company and Pacific. Pacific is indirectly principally owned by Lorraine O. Legg, the President and Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. The Shares were issued to Pacific under an exemption to the registration requirements of the Securities Act of 1933, as amended. Accordingly, the shares are "restricted securities," as defined in Rule 144 of the Securities Act, and are not freely transferable. The Company granted Pacific one-time demand registration rights with respect to the Shares which expired on February 2, 2001. The share exchange is intended to be a tax free reorganization within the meaning of Section 368(a)(1) of the Internal Revenue Code of 1986, as amended. Through its wholly-owned subsidiary, P-SUB I, Inc., Novato owned a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and owned a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. See Note 12 for subsequent events.

Note 8. Share Purchase from Turkey Vulture Fund XIII, Ltd.

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

Note 9. Notice of Default

      In January of 2000, the Company received notice that its loan secured by the Novato Markets Properties of $6,237,010 (the "Loan") had been sold to Ocwen Federal Bank, FSB ("Lender"). In March of 2000, the Company received a Notice of Maturity Default from Ocwen indicating that the Loan was considered by Ocwen to have matured on January 1, 2000 and therefore the entire outstanding principal balance was due and payable including penalties and interest triggered by the notice of default, totaling an amount payable to Ocwen of $6,418,032. The Company believed that it had an extension of this loan to June 1, 2000 and had been in the process of arranging a refinance. The Company strongly disagrees with the Notice of Default. See Note 12 for subsequent events. As described in
Note 12, all amounts due and owing to Ocwen were paid in full prior to the filing dated of this report.

Note 10. Reporting Comprehensive Income

      The Company's comprehensive income includes net income or loss reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net loss adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income.

(in thousands)                                              Three Months ended:
                                                                 March 31,
                                                             2000        1999
                                                           --------    --------

Net loss                                                   $   (444)   $ (1,680)
Net change in unrealized gains (losses)
    available for sale investments                               (1)         19
                                                           --------    --------
Comprehensive Loss                                         $   (445)   $ (1,661)
                                                           ========    ========

Note 11. Segment Data

      The Company's operations consist of mortgage related investments in structured securities and a real estate portfolio of multifamily residential housing and retail shopping centers. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths. For the year 2000, the real estate portfolio was the only material operating segment.

Note 12. Subsequent Events

      Bankruptcy of P-SUB I, Inc.

      On May 1, 2000, the Company announced that P-SUB I, Inc. ("Borrower") filed on Friday April 28, 2000, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken by P-SUB I in order to protect the shareholders equity pending a resolution of the Company's differences with its major lender, Ocwen Federal Bank FSB. The two parties had been unable to reach agreement on this matter. P-SUB I was in discussions with possible sources of replacement financing for the loan and in order to protect its rights and interests it elected to seek Chapter 11 relief.

      On September 29, 2000, the Company and Ocwen entered into a Forbearance Agreement approved by the Court for settlement of this matter. The major terms of this agreement are as follows:

      (1) The amount of the secured debt was established as $6,500,000 as of August 15, 2000, however the Lender agreed to accept payments of $6,050,000 and $350,000, for a total of $6,400,000 in full and complete satisfaction of the Loan and to forbear from exercising its rights and remedies under the original documents against the Borrower and guarantors, so long as the Borrower and guarantors timely comply with certain terms and conditions:

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

      (5) The Borrower shall be required to pay $6,050,000 as follows to the Lender by paying $350,000 on or before November 15, 2000 and $5,700,000 on or before December 28, 2000. This amount shall bear interest at 15% per annum and interest payments are due on the 15th of each month.

      (6) The Company agreed to keep the Chapter 11 proceeding open for 180 days from approval of the settlement, to pay the taxes, keep the property insured and to keep the property in good condition. The Borrower agreed to deliver to Lender an original Confidentiality Agreement and Agreement Regarding Covenant Not to Sue Lender executed by their counsel.

      On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California and proceeds from this sale were used to retire the entire obligation to Ocwen Federal Bank of $6,150,000. This sale fulfilled all requirements of the bankruptcy of P-SUB I, Inc. and the bankruptcy was discharged on April 26, 2001.

Sale of Shady Lane Apartments

      On September 26, 2000, the Company sold its interest in Shady Lane Apartments in Visalia, California. This 54 unit complex was sold for a selling price of $1,850,000. There was approximately $1,233,000 of debt. Expenses of sale paid at closing totaled approximately $147,000 which left approximately $470,000 in net cash proceeds. The book value of the real estate assets sold was approximately $1,977,000 prior to the sale, which resulted in a loss on the sale of approximately $274,000.

Sale of Four Creeks Village Apartments

      On November 30, 2000, the Company sold its interest in Four Creeks Village Apartments in Visalia, California. This 146 unit complex was sold for a selling price of $8,387,122. The company had approximately $6,179,000 of debt. Expenses of Sale paid at closing totaled approximately $773,000 which left approximately $1,435,000 in net cash proceeds. The book value of the real estate assets sold was approximately $8,125,000 prior to the sale, which resulted in a loss on the sale of approximately $512,000.

Sale of Mountain Shadows Plaza.

      On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire debt in the amount of $6,150,000. Expenses of the sale paid at closing totaled approximately $450,000 which left no net cash proceeds. The book value of the real estate assets sold was approximately $7,158,000 prior to the sale, which resulted in a loss on the sale of approximately $1,008,000.

Sale of Midtown Shopping Center.

      On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000. Proceeds from the sale were used to retire debt in the amount of $230,000. Expenses of the sale totaled approximately $3,000 which left cash proceeds of $227,000. The book value of the real estate assets sold was approximately $432,000 prior to the sale which resulted in a gain on the sale of approximately $25,000.

Sale of Villa San Marcos Apartments.

      On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of Sale paid at closing totaled approximately $370,000. A cash holdback of approximately $561,000 was credited to the buyer to cover repairs of items that are in arbitration with the previous owner. The Company will be entitled to receive that portion of the holdback that remains after repair costs are determined, but there can be no assurance that any amount of the holdback will be repaid to the Company. This left approximately $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately $7,925,000 prior to the sale, which resulted in a gain on the sale of approximately $1,428,000. The Company retains its ownership of the adjoining 9.75 acres of unimproved land and plans to develop this land over time.

Investment in Mortgage Servicing Rights.

      The Company has determined that it will continue its mortgage investment business by making a significant and focused investment in the development of a portfolio of mortgage servicing rights. On May 8, 2002 the company formed a new subsidiary, TiServ, Inc. ("TiServ") which will be the entity which will own servicing rights.

      The Company expects to enter into an agreement regarding the origination of new mortgage servicing with LoriMac, Inc. ("LoriMac"), a subsidiary of the former manager of the Company, TIS Financial Services, Inc. ("TISFS"). LoriMac was incorporated in Delaware on May 8, 2002, and commenced operations on May 8, 2002. LoriMac will provide the people and the facilities for a company which provides mortgage origination software and services to small banks, savings and loans and credit unions. LoriMac in return for its services receives fees from the originating institutions and services the loans created. LoriMac does not warehouse or close the loans for its own account or in its own name. The Company anticipates that it will acquire Preferred Stock in LoriMac which will have a non-voting, 99% economic interest in LoriMac. The Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination software and services operation. TiServ will be assigned the servicing rights created by LoriMac. LoriMac will continue to sub-service the loans on behalf of TiServ.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                                     GENERAL

      TIS Mortgage Investment Company ("TISMIC") is a Maryland corporation with two subsidiaries. TIS Property Acquisition Company ("TISPAC"), a Maryland corporation, was incorporated on September 8, 1995. TISPAC is a wholly-owned subsidiary of the Company for the purpose of owning and financing real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, in March 1997, TISPAC entered into notes secured by mortgages on those properties. TISPAC is a wholly owned subsidiary of TISMIC and as such is a Qualified REIT Subsidiary. Accordingly, the accounts of TISPAC are consolidated with those of the Company. On February 2, 1999 the Company acquired Novato Markets, Inc., ("Novato") and made it a wholly owned subsidiary of the Company. Novato was incorporated on July 26, 1956, and it has a wholly owned subsidiary P-SUB I, Inc., ("P-SUB I") which was incorporated on June 4, 1997.

      Until 1994, the Company sought to generate income for distribution to its shareholders primarily through acquisition of Structured Securities. Structured Securities include (i) residual interests ("Residual Interests"), principal only bonds ("PO Bonds") and interest only bonds ("IO Bonds") in collateralized mortgage obligations ("CMOs"), which entitle the Company to certain cash flows from collateral pledged to secure such securities; (ii) Mortgage Certificates ("Mortgage Certificates"), which include securities collateralized by or representing equity interests in Mortgage Loans secured by first liens on single family residences, multiple family residences or commercial real estate ("Mortgage Loans"); (iii) CMOs; and (iv) Commercial Securitizations ("Commercial Securitizations"), which include debt obligations that are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate, accounts and other collateral. Beginning in 1994, the Company broadened its investment focus from investments in Structured Securities to include multifamily real estate located in California's Central Valley. Accordingly, during 1995, the Company sold the majority of its investments in Structured Securities and acquired during 1995 a portfolio of four income-producing residential real estate properties of which one was sold in 1998. In February of 1999 the Company acquired Novato Markets and with it acquired two family shopping centers. The Company expects that the future emphasis of the Company will also include investments in mortgage servicing rights.

      In addition to historical information, this report includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may also include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, results from investments of the Company, fluctuations in interest rates, deterioration in asset and credit quality, changes in the availability of capital leading to among other things insufficient cash and liquidity, changes in business strategy or development plans, general economic or business conditions and the other factors discussed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

                              RESULTS OF OPERATIONS

      The Company had a net loss of $444,000 or $0.05 per share, for the quarter ended March 31, 2000. This compares to a net loss of $1,680,000, or $0.19 per share, for the quarter ended March 31, 1999. The Company did not pay a dividend in the first quarter of either year.

      Real Estate operations generated a loss of $74,000 and $85,000 in the three months ended March 31, 2000 and 1999, respectively. The major reason for the increased income was an increase in revenues of $91,000 and lower Operating and Maintenance expenses of $21,000. Interest expense, depreciation and property taxes increased approximately $101,000 from the first quarter of 1999. The primary reason for increased revenues and increased costs was the inclusion of three full months of operating performance from the Novato Markets properties instead of the two months performance which were included in 1999.

      Income from Mortgage Related Assets declined from $63,000 in the first quarter of 1999 to $8,000 in the first quarter of 2000. The decline in income from mortgage related assets was due to the sale or redemption of mortgage investments in 1999.

      For the three months ended March 31, 2000, general and administrative expense totaled $332,000 as compared to $273,000 in the comparable prior year period. The increase in expense is primarily attributable to an increase in accounting expense and allocated overhead.

      The stock purchase expense on the accompanying condensed consolidated statement of operations for the three months ended March 31, 1999 relates to the acquisition of shares as described in Note 8 to the accompanying financial statements. In accordance with generally accepted accounting principles, the Company recorded the share purchase transaction by allocating the total cash purchase amount of $2,048,250 between additional paid-in capital on the accompanying condensed consolidated balance sheet in the amount of $670,881, representing the product of the number of shares purchased times the closing price of the Company's shares on February 1, 1999, with the balance, $1,377,369, charged to stock purchase expense.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of, mortgage instruments, multifamily residential properties and other real estate investments.

      The Company's cash flows for the three months ended March 31, 2000 and 1999 are as follows:

(in thousands)                                               2000        1999
-------------------------------------------------------------------------------

Used in Operating Activities                               $   (604)   $ (1,448)
Provided by (Used in) Financing Activities                      645      (1,285)
Provided by (Used in)  Investment Activities                    (82)         46
                                                           --------------------
Net Decrease in

    Cash and Cash Equivalents                              $    (41)   $ (2,687)
                                                           ====================

      At March 31, 2000, the Company had unrestricted cash and cash equivalents of $ 14,000.

      The Company has no significant commitments for capital expenditures relating to the real estate operations as of March 31, 2000 and anticipates as of that date that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

      In April of 1999, the Company entered into a financing agreement with the Former Manager whereby the Former Manager extended a revolving line of credit of $1,000,000 to the Company. This line is to provide working capital to the Company and is at the rate of prime plus one and one half percent. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed.

      Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable and to obtain new financings to repay existing liabilities. Alternatives evaluated by management included, among other things, consideration of (i) the sale of its Shady Lane Apartment property, sale of its Four Creeks Village property and the sale of other real property as necessary, (ii) reducing general and administrative expenses, (iii) obtaining financings from a new lenders in order to repay the existing debt currently declared in default, and (iv) entering into joint venture arrangements or sale and lease back arrangements with third parties.

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 11, 2002, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of October 11, 2002, that the proceeds from the sale of real estate and debt financing will provide liquidity for it to continue as a going concern throughout 2002, however, management can provide no assurance with regard thereto. See Note 12 to the Financial Statements regarding Subsequent Events.

      The Company believes that it will have the ability to finance portions of the mortgage servicing investments it intends to acquire in order to fund additional growth in that area should it so desire. In addition the Company has additional real estate which could be sold to provide limited additional liquidity and growth capital.

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

PART II - OTHER INFORMATION

ITEM 3. Defaults upon Senior Securities

            In March of 2000, the Company received a notice of Maturity Default from Ocwen Federal Bank, FSB indicating that the loan secured by Novato Markets Properties was considered by Ocwen to have matured on January 1, 2000 and therefore the entire outstanding principal balance was due and payable including penalties and interest. As described in Notes 9 and 12 to the Financial Statements, all amounts due and owing to Ocwen were paid in full prior to the filing date of this report.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

             Exhibit No.
             -----------

                99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TIS MORTGAGE INVESTMENT COMPANY


November 11, 2002                     BY: /s/  Lorraine O. Legg
-----------------                       --------------------------------------
      Date                                Lorraine O. Legg, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


November 11, 2002                     BY: /s/  John E. Castello
-----------------                        --------------------------------------
      Date John E. Castello, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

                                 CERTIFICATIONS

I, Lorraine O. Legg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TIS Mortgage Investment Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: November 11, 2002               /s/ Lorraine O. Legg
                                     ------------------------------------------
                                     Lorraine O. Legg, President and
                                     Chief Executive Officer

I, John E. Castello, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TIS Mortgage Investment Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: November 11, 2002               /s/ John E. Castello
                                     ------------------------------------------
                                     John E. Castello, Executive Vice President
                                     and Chief Financial Officer