Form 10QSB
period 2000-06-30
TIS MORTGAGE INVESTMENT CO
filed 2002-11-12
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Class of Common Stock               Outstanding at October 11, 2002
        $.001 Par Value                          8,893,250 Shares

Transitional Small Business Format:

                                 Yes |_|   No |X|

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index

                          Part I. Financial Information

Item 1. Financial Statements (Unaudited)                         Page Number

Consolidated Financial Statements                                      3

Condensed Consolidated Balance Sheets
          June 30, 2000                                                4

Condensed Consolidated Statements of Operations
          Three months and Six months ended June 30, 2000 and 1999     5

Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 2000 and 1999                      6

Notes to Condensed Consolidated Financial Statements                   7


Item 2.  Management's Discussion and Analysis                         16


                           Part II. Other Information

Item 3.  Defaults Upon Senior Securities                              19

Item 6.  Exhibits and Reports on Form 8-K                             19

Signatures                                                            19

Certifications                                                        21

                              EXPLANATORY STATEMENT

      This Form 10-QSB is being filed late. The information in the Form 10-QSB is as of June 30, 2000 unless otherwise indicated herein.

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

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

--------------------------------------------------------------------------------

(In thousands, except share data)                                  June 30, 2000
--------------------------------------------------------------------------------
ASSETS
Operating Real Estate Assets, net                                       $ 27,137

Mortgage Related Assets
      Residual Interests                                                      83
                                                                        --------
            Total Mortgage Related Assets                                     83
                                                                        --------

Other Assets
      Cash and Cash Equivalents                                               42
      Restricted Cash                                                        345
      Accrued Interest and Accounts Receivable, Net                           61
      Advances to Affiliates                                                 219
      Construction in Progress                                               342
      Capitalized Loan Fees, Net                                             312
      Prepaid Expenses                                                       287
                                                                        --------
            Total Other Assets                                             1,608
                                                                        --------

            Total Assets                                                $ 28,828
                                                                        ========

--------------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                            $ 20,508
Short-term Debt (including payable to affiliate of $240)                     240
Accounts Payable and Accrued Liabilities (including
    payable to affiliate of $31)                                           2,242
Accrued Interest Payable                                                     175
                                                                        --------
            Total Liabilities                                             23,165
                                                                        --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                                            9
Additional Paid-in Capital                                                76,467
Retained Deficit                                                         (70,795)
Accumulated Other Comprehensive Loss                                         (18)
                                                                        --------
            Total Shareholders' Equity                                     5,663
                                                                        --------

            Total Liabilities and Shareholders' Equity                  $ 28,828
                                                                        ========

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

                                                 Three Months Ended      Six Months Ended
                                                       June 30               June 30
                                                 ------------------    ------------------
                                                   2000       1999       2000       1999
-----------------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                          $   970    $   929    $ 1,913    $ 1,781
Operating and Maintenance Expenses                  (278)      (300)      (526)      (569)
Depreciation and Amortization                       (187)      (172)      (375)      (329)
Interest on Real Estate Notes Payable               (498)      (546)      (996)      (983)
Property Taxes                                       (80)       (80)      (163)      (154)
                                                 -------    -------    -------    -------
Loss from Real Estate Operations                     (73)      (169)      (147)      (254)
                                                 -------    -------    -------    -------

MORTGAGE RELATED ASSETS
Interest
      Short-term Investments                           1         --          1          6
      Residual Interests                              47          7         55         15
      Interest Only (IO) Bonds                        --         12         --         53
Gain (Loss) on Sales of Investments                   --         --         --          8
                                                 -------    -------    -------    -------
      Income from Mortgage Related Assets             48         19         56         82
                                                 -------    -------    -------    -------

OTHER EXPENSES
General and Administrative                           426        293        758        566
Interest Expense                                      35         49         49         51
Legal Expense                                         46        851         78        857
Repurchase of Common Stock in Excess of Market        --         --         --      1,377
                                                 -------    -------    -------    -------
      Total Other Expenses                           507      1,193        885      2,851
                                                 -------    -------    -------    -------

   Net Loss                                      $  (532)   $(1,343)   $  (976)   $(3,023)
                                                 =======    =======    =======    =======

-----------------------------------------------------------------------------------------

Basic and Diluted Net Loss per Share             $ (0.06)   $ (0.16)   $ (0.11)   $ (0.35)

Weighted Average Shares Outstanding                8,893      8,631      8,893      8,762
-----------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                         -------------------
                                                                           2000        1999
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                $  (976)     $(3,023)
Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation of Operating Real Estate Assets                    375          329
            Depreciation and Amortization                                    16           65
            Gain on Sales of Investments                                     --            8
      Increase in Accrued Interest and Accounts Receivable                  (26)        (174)
      Decrease (Increase) in Prepaid Expenses                                44          (87)
      Increase in Capitalized Loan Fees                                      (3)          --
      Decrease in Advances to Affiliates                                    126           --
      (Decrease) Increase in Accounts Payable and Accrued Liabilities      (305)         523
      Increase (Decrease) in Accrued Interest Payable                       133          (49)
                                                                         ------       ------
                  Net Cash Used in Operating Activities                    (616)      (2,408)
                                                                         ------       ------
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) in Restricted Cash                                   45         (100)
Additions to Real Estate Assets                                             (83)         (71)
Principal Reduction in Residual Interests                                    --            9
Principal Reduction in IO Bonds                                              --          840
Purchase of TISMIC Shares                                                    --         (671)
Net Cash Received in Purchase of Novato Markets                              --           16
                                                                         ------       ------
                  Net Cash Provided by Investment Activities                (38)          23
                                                                         ------       ------
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                 (60)        (667)
Increase in Notes Payable on Real Estate                                    701          114
Increase in Revolving Line of Credit                                         --          375
Principal Payments on Notes Payable on Real Estate                           --         (116)
                                                                         ------       ------
                  Net Cash Provided by (Used in) Financing Activities       641         (294)
                                                                         ------       ------

Net Decrease in Cash and Cash Equivalents                                   (13)      (2,679)
Cash and Cash Equivalents at Beginning of Period                             55        2,767
                                                                         ------       ------

Cash and Cash Equivalents at End of Period                               $   42       $   88
                                                                         ======       ======
--------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

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

      Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of June 30, 2000 and 1999, outstanding options for the purchase of up to 344,000 and 344,000 shares, respectively, of common stock at prices ranging from $1.08 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

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

Note 3. Mortgage Related Assets

      The Company has in the past invested in Residual Interests in Collateralized Mortgage Bond Issuances, Interest Only Bonds and Commercial Securitizations. The majority of these investments were sold prior to 2000. The following table shows the Book Value of these investments at June 30, 2000 and June 30, 1999.

              MORTGAGE INVESTMENTS
              --------------------
        (Dollars in thousands)
                                                                                        Book Value
        Bond                                                        Ownership            June 30,
        Series                                                      Percentage             2000
        ------------------------------------------------------------------------------------------
        Residual Interest Bonds
        -----------------------
        LF Rothschild Mortgage Trust IX, Class F                     100.00%               $ 66
        CMSC Series I                                                 88.00%                 14
        FHLMC Remic Series 25,  Class R                               55.00%                  2
        FHLMC Remic Series 21, Class R                                62.50%                  1
        ------------------------------------------------------------------------------------------
           Total Residual Interests                                                        $ 83
                                                                                           ====

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

      The carrying value of operating real estate assets at June 30, 2000 is presented in the following table:

                                                          June 30,
   (in thousands)                                           2000
   ----------------------------------------------------------------
   Land                                                   $   7,041
   Buildings and improvements                                21,848
   Personal property                                          1,073
                                                      -------------
       Total                                                 29,962
   Less accumulated depreciation
       and amortization                                      (2,825)
                                                      -------------
       Net                                                $  27,137
                                                      =============

      At June 30, 2000, the Company's three multifamily properties had an overall occupancy of 96%. The shopping centers had 1 vacancy representing 2% of the total rentable square footage.

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

      The following table summarizes the debt outstanding on the properties as of June 30, 2000 (in thousands).

                             Principal                      Interest                          Monthly
                              Balance       Basis of          Rate                           Principal
                              June 30,      Interest        June 30,        Due             and Interest
Property                        2000          Rate            2000          Date              Payment
------------------------------------------------------------------------------------------------------
Shady Lane                    $  1,242      Floating          8.34%     Dec. 1, 2004           $ 12

Villa San Marcos                 6,673         Fixed          8.31%     Apr. 1, 2007             71

Four Creeks - I                                Fixed          8.16%     Dec. 1, 2005             14
                                   660         Fixed         12.50%             2001              7

Four Creeks - II                 5,559         Fixed          8.31%     Apr. 1, 2007             32

Novato Markets                   6,374         Fixed         15.00%     June 1, 1999             45(1)
------------------------------------------------------------------------------------------------------
Total                        $  20,508                                                        $ 181

======================================================================================================

      (1) Payment on the Novato Markets Loan is interest only monthly at a pay rate of 10% annual interest. Interest accrues to the unpaid balance at a 5% annual rate.

Note 6. Short-Term Debt

      At June 30, 2000, short-term borrowing consisted of a $240,000 unsecured loan from TIS Financial Services, Inc. ("TISFIS") as part of a $1,000,000 revolving line of credit to the Company. The amount outstanding has a variable interest rate at the rate of prime plus one and one half percent. TISFIS and the Company have common ownership and executive officers and as such are related parties. Credit support to TISFIS includes guaranteed loans by a bank supported by guarantees from employees of TISFIS. This line is to provide working capital to the Company. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed.

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

Note 9. Notice of Default and Bankruptcy of P-SUB I, Inc.

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

Note 10. Reporting Comprehensive Income

      The Company's comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net loss adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income.


                                                 Three Months Ended:      Six Months Ended:
        (in thousands)                                June 30                  June 30
                                                  2000        1999        2000        1999
                                                --------------------    --------------------
     Net loss                                    $(532)     $(1,343)     $(976)     $(3,023)
     Net change in unrealized gains (losses)
       available for sale investments               (1)         429         (2)         448
                                                 -----      -------      -----      -------
     Comprehensive loss                          $(533)     $  (914)     $(978)     $(2,575)
                                                 =====      =======      =====      =======

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

                              RESULTS OF OPERATIONS

      The Company had net losses of $532,000 or $0.06 per share and $976,000 or $0.11 per share for the quarter and six months ended June 30, 2000, respectively. This compares to net losses of $1,343,000, or $0.16 per share and $3,023,000 or $0.35 per share, for the quarter and six months ended June 30, 1999. The Company did not pay a dividend in the first six months of either year.

      Real Estate operations generated a loss of $73,000 and $147,000 for the quarter and six months ended June 30, 2000 and $169,000 and $254,000 for the quarter and six months ended June 30, 1999, respectively. The major reason for the decreased loss was an increase in revenues of $132,000 and $41,000 and lower Operating and Maintenance expenses of $43,000 and $22,000 for the six month period and quarter ended June 30, 2000 and 1999, respectively. Interest expense, depreciation and property taxes increased approximately $68,000 over the six months ended June 30, 2000 compared with the same period in 1999 while the quarters ended June 30, 2000 and 1999 were consistent. In general, the primary reason for increased revenues and increased costs was the inclusion of six full months of operating performance from the Novato Markets properties instead of the five months performance which were included in 1999.

      Income from Mortgage Related Assets increased in from $19,000 to $48,000 in the quarters ended June 30, 1999 and 2000, respectively. This increase was due to completion of a redemption for a residual interest in the second quarter of 2000. Income from Mortgage Related Assets decreased from $82,000 to $56,000 in the six months ended June 30, 1999 and 2000, respectively. The decline in income from mortgage related assets was due to the sale or redemption of mortgage investments in 1999.

      For the quarter and six months ended June 30, 2000, general and administrative expense totaled $426,000 and $758,000, respectively, as compared to $293,000 and $566,000 in the comparable prior year periods. The increase in expense is primarily attributable to an increase in $75,000 in accounting expense and allocated overhead.

      Legal Expense was $851,000 and $857,000 for the quarter and six months ended June 30, 1999 as compared to $46,000 and $78,000 for the quarter and six months ended June 30, 2000. The decline from 1999 to 2000 in both the quarter and six months was due to 1999 legal expenses related to the Company's contested election of directors at the Company's 1999 annual meeting of stockholders.

      The stock purchase expense on the accompanying condensed consolidated statement of operations for the six months ended June 30, 1999 relates to the acquisition of shares as described in Note 8 to the accompanying financial statements. In accordance with generally accepted accounting principles, the Company recorded the share purchase transaction by allocating the total cash purchase amount of $2,048,250 between additional paid-in capital on the accompanying condensed consolidated balance sheet in the amount of $670,881, representing the product of the number of shares purchased times the closing price of the Company's shares on February 1, 1999, with the balance, $1,377,369, charged to stock purchase expense.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of, mortgage instruments, multifamily residential properties and other real estate investments.

      The Company's cash flows for the six months ended June 30, 2000 and 1999 are as follows:

      (in thousands)                                  2000        1999
     -------------------------------------------------------------------

     Used in Operating Activities                    $(616)     $(2,408)
     Provided by (Used in) Financing Activities        641         (294)
     Provided by (Used in) Investment Activities       (38)          23
                                                     ------------------
     Net Decrease in
         Cash and Cash Equivalents                   $ (13)     $(2,679)
                                                     ==================

      At June 30, 2000, the Company had unrestricted cash and cash equivalents of $ 42,000.

      The Company has no significant commitments for capital expenditures relating to the real estate operations as of June 30, 2000 and anticipates as of that date that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

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

      (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TIS MORTGAGE INVESTMENT COMPANY


November 11, 2002                       BY:  /s/  Lorraine O. Legg
-----------------                          -------------------------------------
       Date                                Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


November 11, 2002                       BY:  /s/  John E. Castello
-----------------                          -------------------------------------
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

Date: November 11, 2002               /s/ Lorraine O. Legg
                                      -------------------------------
                                      Lorraine O. Legg, President and
                                      Chief Executive Officer

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