Form 10QSB
period 2000-09-30
TIS MORTGAGE INVESTMENT CO
filed 2002-11-12
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     Class of Common Stock               Outstanding at October 11 , 2002
        $.001 Par Value                          8,893,250 Shares

Transitional Small Business Format:
                                 Yes |_| No |X|

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index

                          Part I. Financial Information


Item 1. Financial Statements (Unaudited)                             Page Number

Consolidated Financial Statements                                         3

Condensed Consolidated Balance Sheets
          September 30, 2000                                              4

Condensed Consolidated Statements of Operations
          Three months and Nine months ended September 30, 2000 and 1999  5

Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 2000 and 1999                   6

Notes to Condensed Consolidated Financial Statements                      7


Item 2. Management's Discussion and Analysis                             16

                           Part II. Other Information

Item 3. Defaults Upon Senior Securities                                  19

Item 6. Exhibits and Reports on Form 8-K                                 19

Signatures                                                               19

Certifications                                                           21

                              EXPLANATORY STATEMENT

      This Form 10-QSB is being filed late. The information in the Form 10-QSB is as of September 30, 2000 unless otherwise indicated herein.

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

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

------------------------------------------------------------------------------------

(In thousands, except share data)                                 September 30, 2000
------------------------------------------------------------------------------------
ASSETS
Operating Real Estate Assets, net                                       $ 24,996

Mortgage Related Assets
      Residual Interests                                                      86
                                                                        --------
            Total Mortgage Related Assets                                     86
                                                                        --------

Other Assets
      Cash and Cash Equivalents                                              345
      Restricted Cash                                                        372
      Accrued Interest and Accounts Receivable, Net                           68
      Advances to Affiliates                                                 272
      Construction in Progress                                               340
      Capitalized Loan Fees, Net                                             289
      Prepaid Expenses                                                       246
                                                                        --------
            Total Other Assets                                             1,932
                                                                        --------

            Total Assets                                                $ 27,014
                                                                        ========

------------------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                            $ 19,244
Short-term Debt (including payable to affiliate of $336)                     336
Accounts Payable and Accrued Liabilities (including
    payable to affiliate of $31)                                           2,337
Accrued Interest Payable                                                     131
                                                                        --------
            Total Liabilities                                             22,048
                                                                        --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
  100,000,000 shares authorized; 8,893,250
  shares issued and outstanding                                                9
Additional Paid-in Capital                                                76,467
Retained Deficit                                                         (71,492)
Accumulated Other Comprehensive Loss                                         (18)
                                                                        --------
            Total Shareholders' Equity                                     4,966
                                                                        --------

            Total Liabilities and Shareholders' Equity                  $ 27,014
                                                                        ========

------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30             September 30
                                                   --------------------     ---------------------
                                                    2000         1999         2000         1999
-------------------------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                           $   982      $   944      $ 2,895      $ 2,725
Operating and Maintenance Expenses                   (227)        (298)        (753)        (868)
Depreciation and Amortization                        (191)        (173)        (566)        (501)
Interest on Real Estate Notes Payable                (613)        (507)      (1,609)      (1,489)
Property Taxes                                        (79)         (83)        (242)        (237)
Gain (Loss) on Sales of Investments                  (274)          --         (274)          --
                                                  -------      -------      -------      -------
Loss from Real Estate Operations                     (402)        (117)        (549)        (370)
                                                  -------      -------      -------      -------

MORTGAGE RELATED ASSETS
Interest
      Short-term Investments                            1            1            2            7
      Residual Interests                                3            9           58           25
      Interest Only (IO) Bonds                         --           32           --           86
Gain (Loss) on Retirement of Investment                --          449           --          449
Gain (Loss) on Sales of Investments                    --           --           --            8
                                                  -------      -------      -------      -------
      Income from Mortgage Related Assets               4          491           60          575
                                                  -------      -------      -------      -------

OTHER EXPENSES
General and Administrative                            228          257          986          823
Interest Expense                                       45           16           94           67
Legal Expense                                          26           69          104          926
Repurchase of Common Stock in Excess of
   Market                                              --           --           --        1,377
                                                  -------      -------      -------      -------
      Total Other Expenses                            299          342        1,184        3,193
                                                  -------      -------      -------      -------

   Net Income (Loss)                              $  (697)     $    32      $(1,673)     $(2,988)
                                                  =======      =======      =======      =======
-------------------------------------------------------------------------------------------------

Basic and Diluted Net Income (Loss) per Share     $ (0.08)     $ 0.003      $ (0.19)     $ (0.34)

Weighted Average Shares Outstanding                 8,893        9,235        8,893        8,806

-------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          ---------------------
                                                                            2000         1999
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                  $(1,673)     $(2,988)
Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
            Depreciation of Operating Real Estate Assets                      566          501
            Depreciation and Amortization                                      31           95
            Loss on Sales of Investments                                      274            8
      Increase in Accrued Interest and Accounts Receivable                    (33)        (170)
      Decrease (Increase) in Prepaid Expenses                                  85          (66)
      Increase in Capitalized Loan Fees                                       (20)          --
      Decrease in Advances to Affiliates                                       73           --
      Decrease in Construction in Progress                                      2           --
      (Decrease) Increase in Accounts Payable and Accrued Liabilities        (210)         419
      Decrease in Accrued Interest Payable                                     89           23
                                                                          -------      -------
           Net Cash Used in Operating Activities                             (816)      (2,178)
                                                                          -------      -------

-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Decrease (Increase) in Restricted Cash                                     18         (170)
Additions to Real Estate Assets                                                --          (95)
Proceeds from Sale of Investments                                           1,615           --
Principal Reduction (Increase) in Residual Interests                           --           47
Principal Reduction in IO Bonds                                                --          840
Principal Reduction in Commercial Securitization                               --          184
Purchase of TISMIC Shares                                                      --         (671)
Net Cash Received in Purchase of Novato Markets                                --           16
                                                                          -------      -------
           Net Cash Provided by Investment Activities                       1,633          151
                                                                          -------      -------

-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Due to Trustee                                                     --         (371)
Decrease in Short-term Debt                                                    36         (667)
(Decrease) Increase in Notes Payable on Real Estate                          (563)         183
Increase in Revolving Line of Credit                                           --          375
Principal Payments on Notes Payable on Real Estate                             --         (169)
                                                                          -------      -------
           Net Cash Used in Financing Activities                             (527)        (649)
                                                                          -------      -------

Net Increase (Decrease) in Cash and Cash Equivalents                          290       (2,676)
Cash and Cash Equivalents at Beginning of Period                               55        2,767
                                                                          -------      -------

Cash and Cash Equivalents at End of Period                                $   345      $    91
                                                                          =======      =======

-----------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1.  Basis of Presentation

      The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

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

      Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of September 30, 2000 and 1999, outstanding options for the purchase of up to 344,000 and 344,000 shares, respectively, of common stock at prices ranging from $1.08 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

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

Note 3.  Mortgage Related Assets

      The Company has in the past invested in Residual Interests in Collateralized Mortgage Bond Issuances, Interest Only Bonds and Commercial Securitizations. The majority of these investments were sold prior to 2000. The following table shows the Book Value of these investments at September 30, 2000.

                 MORTGAGE INVESTMENTS
                 --------------------
        (Dollars in thousands)
                                                                               Book Value
        Bond                                              Ownership           September 30,
        Series                                           Percentage               2000
        -----------------------------------------------------------------------------------

        Residual Interest Bonds
        -----------------------
        LF Rothschild Mortgage Trust IX, Class F           100.00%                $ 69
        CMSC Series I                                       88.00%                  14
        FHLMC Remic Series 25,  Class R                     55.00%                   2
        FHLMC Remic Series 21, Class R                      62.50%                   1
        ------------------------------------------------------------------------------
           Total Residual Interests                                               $ 86
                                                                                  ====

Note 4. Operating Real Estate Assets

      During the year ended December 31, 1995, the Company acquired four multifamily housing properties in California's Central Valley. The properties were purchased either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property. Capitalized costs differ from the purchase price due to capitalization of acquisition costs. During 1998, one property, River Oaks Apartments, was sold. On September 26, 2000, the Company sold its interest in Shady Lane Apartments in Visalia, California. This 54 unit complex was sold for a selling price of $1,850,000. There was approximately $1,233,000 of debt. Expenses of Sale paid at closing totaled approximately $147,000 which left approximately $470,000 in net cash proceeds. The book value of the real estate assets sold was approximately $1,977,000 prior to the sale which resulted in a loss on the sale of $274,000.

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

      The carrying value of operating real estate assets at September 30, 2000 is presented in the following table:

                                                        September 30,
    (in thousands)                                           2000
    ----------------------------------------------------------------
    Land                                                    $  6,662
    Buildings and improvements                                20,087
    Personal property                                            901
                                                    -----------------
        Total                                                 27,650
    Less accumulated depreciation
        and amortization                                      (2,654)
                                                    -----------------
        Net                                                 $ 24,996
                                                    =================

      At September 30, 2000, the Company's two multifamily properties had an overall occupancy of 97%. The shopping centers had 1 vacancy representing 2% of the total rentable square footage.

Note 5. Notes Payable on Real Estate

      As part of the 1995 acquisition of multifamily residential properties, existing secured debt totaling $18,675,000 was assumed. In addition, new secured debt of $1,815,000 was obtained in 1995. In August 1996, the River Oaks and Four Creeks - II mortgage notes payable matured and were retired using the proceeds from a new mortgage note in the principal amount of $11,235,000 (the "Interim Note"). On March 24, 1997, the Company obtained permanent financing with an insurance company (the "Permanent Financing"). The total loan proceeds from the Permanent Financing amounted to $17,400,000 and, after certain costs and fees, were used to retire the then-outstanding principal and interest on the Interim Note of $11,235,000 and the mortgage note on Villa San Marcos of $5,965,884. The Permanent Financing comprises three deeds of trust and an assignment of rents on Four Creeks - II, River Oaks and Villa San Marcos. The term of each of the underlying Mortgage Loans was ten years with a fixed annual interest rate of 8.36% for River Oaks and 8.31% for the others The mortgages comprising the Permanent Financing may not be retired during the first five years and are subject to a prepayment penalty if prepaid after the fifth year. On December 23, 1998 the Company sold its interest in River Oaks and the purchaser assumed the mortgage balance of approximately $6.3 million. On September 26, 2000 the Company sold its interest in Shady Lane and the purchaser assumed the mortgage balance of approximately $1,233,000.

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

      The following table summarizes the debt outstanding on the properties as of September 30, 2000 (in thousands).

                             Principal                      Interest                         Monthly
                              Balance        Basis of         Rate                          Principal
                              June 30,       Interest       June 30,        Due           and Interest
Property                        2000           Rate           2000          Date             Payment
------------------------------------------------------------------------------------------------------
Villa San Marcos              $  6,646         Fixed          8.31%     Apr. 1, 2007          $  71

Four Creeks - I                                Fixed          8.16%     Dec. 1, 2005             14
                                   660         Fixed         12.50%             2001              7

Four Creeks - II                 5,538         Fixed          8.31%     Apr. 1, 2007             32

Novato Markets                   6,400         Fixed         15.00%     June 1, 1999             45(1)
------------------------------------------------------------------------------------------------------

Total                         $ 19,244                                                        $ 169
======================================================================================================

      (1) Payment on the Novato Markets Loan is interest only monthly at a pay rate of 10% annual interest. Interest accrues to the unpaid balance at a 5% annual rate.

Note 6. Short-Term Debt

      At September 30, 2000, short-term borrowing consisted of a $336,000 unsecured loan from TIS Financial Services, Inc. ("TISFIS") as part of a $1,000,000 revolving line of credit to the Company. The amount outstanding has a variable interest rate at the rate of prime plus one and one half percent. TISFIS and the Company have common ownership and executive officers and as such are related parties. Credit support to TISFIS includes guaranteed loans by a bank supported by guarantees from employees of TISFIS. This line is to provide working capital to the Company. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed.

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

      On May 1, 2000, the Company announced that P-SUB I, Inc. ("Borrower") filed on Friday April 28, 2000, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken by P-SUB I in order to protect the shareholders equity pending a resolution of the Company's differences with its major lender, Ocwen Federal Bank FSB. The two parties had been unable to reach agreement on this matter. P-SUB I was in discussions with possible sources of replacement financing for the loan and in order to protect its rights and interests it elected to seek Chapter 11 relief. See Note 12 for subsequent events. As described in Note 12, all amounts due and owing to Ocwen were paid in full prior to filing of this report.

Note 10.  Reporting Comprehensive Income

      The Company's comprehensive income includes net income or loss reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net income or loss adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income.

                                                     Three Months Ended:                   Nine Months Ended:
     (In thousands)                                      September 30                         September 30
                                                    2000             1999                2000             1999
                                                  -------------------------           --------------------------
Net income (loss)                                  $(697)            $  32             $(1,673)         $(2,988)
Net change in unrealized gains (losses)
    available for sale investments                    --              (491)                 (2)             (65)
                                                   -----------------------             ------------------------

Comprehensive loss                                 $(697)            $(459)            $(1,675)         $(3,053)
                                                   =======================             ========================

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

                              RESULTS OF OPERATIONS

      The Company had net losses of $697,000 or $0.08 per share and $1,673,000 or $0.19 per share for the quarter and nine months ended September 30, 2000, respectively. This compares to net income of $32,000, or $0.003 per share and a loss of $2,988,000 or $0.34 per share, for the quarter and nine months ended September 30, 1999. The Company did not pay a dividend in the first nine months of either year.

      Real Estate operations generated a losses of $402,000 and $549,000 for the quarter and nine months ended September 30, 2000 and $117,000 and $370,000 for the quarter and nine months ended September 30, 1999, respectively. The major reason for the increased loss was a loss of $274,000 in the third quarter of 2000 resulting from the sale of the Shady Lane apartment complex. There was an increase in revenues of $170,000 and lower Operating and Maintenance expenses of 115,000 in the nine month comparison of 2000 with 1999. Interest expense, depreciation and property taxes increased approximately $190,000 over the nine month comparison of 2000 to 1999 and increased $120,000 from the quarter ended September 30, 1999 to the quarter ended September 30, 2000. The reason for this increase relates to increased interest expense on the note for Novato Markets (See Note 12). In general, the primary reason for increased revenues and increased costs was the inclusion of nine full months of operating performance from the Novato Markets properties instead of the eight months performance which were included in 1999.

      Income from Mortgage Related Assets declined from $491,000 and $575,000 in the quarter and first nine months of 1999 to $4,000 and $60,000 in the quarter and first nine months of 2000. The decline in income from mortgage related assets in both the quarter comparison and the nine month comparison was due to the sale or redemption of mortgage investments in 1999.

      For the quarter and nine months ended September 30, 2000, general and administrative expense totaled $228,000 and $986,000, respectively, as compared to $257,000 and $823,000 in the comparable prior year periods. The increase in expense for the nine months is primarily attributable to an increase in accounting expense and allocated overhead.

      Legal Expense was $69,000 and $926,000 for the quarter and nine months ended September 30, 1999 as compared to $26,000 and $104,000 for the quarter and nine months ended September 30, 2000. The decline from 1999 to 2000 in both the quarter and nine months was due to 1999 legal expenses related to the Company's contested election of directors at the Company's 1999 annual meeting of stockholders.

      The stock purchase expense on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1999 relates to the acquisition of shares as described in Note 8 to the accompanying financial statements. In accordance with generally accepted accounting principles, the Company recorded the share purchase transaction by allocating the total cash purchase amount of $2,048,250 between additional paid-in capital on the accompanying condensed consolidated balance sheet in the amount of $670,881, representing the product of the number of shares purchased times the closing price of the Company's shares on February 1, 1999, with the balance, $1,377,369, charged to stock purchase expense.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of, mortgage instruments, multifamily residential properties and other real estate investments.

      The Company's cash flows for the nine months ended September 30, 2000 and 1999 are as follows:

     (in thousands)                                     2000         1999
     ---------------------------------------------------------------------

     Used in Operating Activities                     $  (816)     $(2,178)
     Provided by (Used in) Financing Activities          (527)        (649)
     Provided by Investment Activities                  1,633          151
                                                    ----------------------
     Net Increase (Decrease) in
         Cash and Cash Equivalents                    $   290      $(2,676)
                                                    ======================

      At September 30, 2000, the Company had unrestricted cash and cash equivalents of $ 345,000.

      The Company has no significant commitments for capital expenditures relating to the real estate operations as of September 30, 2000 and anticipates as of that date that any capital expenditures or repair and maintenance activities would be funded from cash generated from real estate activities.

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

      Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable and to obtain new financings to repay existing liabilities. Alternatives evaluated by management included, among other things, consideration of (i) the sale of its Four Creeks Village property and the sale of other real property as necessary, (ii) reducing general and administrative expenses, (iii) obtaining financings from a new lenders in order to repay the existing debt currently declared in default, and (iv) entering into joint venture arrangements or sale and lease back arrangements with third parties.

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

PART II - OTHER INFORMATION.

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

      (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

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