Form 10KSB
period 2000-12-31
TIS MORTGAGE INVESTMENT CO
filed 2002-11-12
CIK 833088

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 1-10004

                         TIS Mortgage Investment Company
                 (Name of Small Business Issuer in its charter)

              Maryland                           94-3067889
      (State of incorporation)      (I.R.S. Employer Identification No.)

  655 Montgomery Street, Suite 800
      San Francisco, California                     94111
(Address of principal executive offices)         (Zip Code)

         Issuer's telephone number, including area code: (415) 393-8000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                               Title of each class
                                  Common Stock,
                            par value $.001 per share

                         ------------------------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended December 31, 2000: $3,736,000

As of October 11, 2002 the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the price on that date of the shares) was approximately $1,332,000.

As of October 11, 2002, there were 8,893,250 shares of Common Stock outstanding.

                   Documents Incorporated by Reference: None.

                         TIS MORTGAGE INVESTMENT COMPANY
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

PART I                                                                                 Page
Item 1:   Business                                                                       3
Item 2:   Properties                                                                    16
Item 3:   Legal Proceedings                                                             17
Item 4:   Submission of Matters to a Vote of Security Holders                           18

PART II

Item 5:   Market for the Registrant's Common Equity and Related Stockholder Matters     18
Item 6:   Management's Discussion and Analysis                                          19
Item 7:   Financial Statements and Supplementary Data                                   29
Item 8:   Changes in and Disagreements with Accountants                                 29

PART III

Item 9:   Information about Directors and Executive Officers of the Registrant          30
Item 10:  Executive Compensation                                                        31
Item 11:  Security Ownership of Certain Beneficial Owners and Management                34
Item 12:  Certain Relationships and Related Transactions                                36
Item 13:  Exhibits and Reports on Form 8-K                                              39

      IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, BELIEFS, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY FOR FISCAL YEAR 2001 AND BEYOND, AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.

                              EXPLANATORY STATEMENT

      On April 16, 2001, we filed a Form 12b-25 notifying the SEC and the public that we would be unable to timely complete and file our Annual Report on Form 10-KSB for the year ended December 31, 2000. At that time we were unable to pay the professional fees required to complete work necessary to complete and file the Annual Report. As discussed elsewhere in this Form 10-KSB, we have since sold certain properties in the ordinary course of our business and are continuing to explore transactions that management believes will improve our capital resources and liquidity

      The information contained in this Form 10-KSB is as of October 11, 2002 unless as otherwise indicated herein.

                                     PART I

Item 1. Business.

                                  Introduction

Primary Business Activity

      TIS Mortgage Investment Company, a Maryland corporation formed on May 11, 1988 (the "Company" or the "Registrant"), is a self-managed real estate investment trust or REIT.

      The Company's business is to invest in mortgage related assets, multifamily real estate, family shopping centers and real estate development projects. The Company has, in years before 1994, primarily invested in various classes of derivative mortgage instruments such as Residual Interests in CMOs. The Company broadened its investment emphasis from mortgage securities to include equity investments in real estate in 1994. The Company expects that the future emphasis of the Company will also include investments in mortgage servicing rights.

      The Company has been working to develop a wide range of potential business opportunities, such as acquisitions, mergers, structured transactions and joint ventures - all designed to preserve and employ the Company's substantial net operating loss carryforward. The Company has been in the process of improving its liquidity by liquidating existing investments in multifamily properties and family shopping centers. The Company intends to make a substantial portion of its future investments in mortgage servicing related investments and will continue to consider new investments in multifamily real properties, family shopping centers and potential development projects. Real property acquisitions will be opportunistic, however, and will occur from time to time if and when sufficient returns are available.

      The Company's investment strategy and all material transactions are carefully reviewed by its Board of Directors. The By-Laws of the Company require that a majority of the members of the Board of Directors must be persons who are not employed by, or receiving any compensation (except for serving as a director) from, the Company ("Unaffiliated Directors")

Purchases and Sales of Real Estate

      The Company has engaged in several purchases and sales of real estate in the ordinary course of its business. In 1995, the Company acquired four multifamily residential properties in California's Central Valley. These properties consisted of 539 units together with 9.75 acres of unimproved land slated for the development of an additional 126 units. The aggregate purchase price for the properties was approximately $29.3 million, including existing debt assumed by the Company. In the fourth quarter of 1998, the Company sold its investment in the River Oaks Apartments in Hanford, California. In calendar 2000 the Company sold the Four Creeks Village Apartments and the Shady Lane Apartments. Subsequently in 2002, the Company sold its interest in the Villa San Marcos Apartments, in Fresno, California. The Company now retains the 9.75 acres of unimproved land slated for development.

      On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. and through its subsidiary acquired a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza and a shopping center in Petaluma, California, named Midtown Center. The shopping centers have a combined commercial and retail space totaling approximately 76,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building of approximately 7,200 square feet. As discussed below, in March of 2001, the Company sold its interest in Mountain Shadows Plaza and in March of 2002 the Company sold its interest in the Midtown Shopping Center.

      Sale of Shady Lane Apartments. On September 26, 2000, the Company sold its interest in Shady Lane Apartments in Visalia, California. This 54 unit complex was sold for a selling price of $1,850,000. There was approximately $1,233,000 of debt. Expenses of sale paid at closing totaled approximately $147,000 which left approximately $470,000 in net cash proceeds. The book value of the real estate assets sold was approximately $1,977,000 prior to the sale, which resulted in a loss on the sale of approximately $274,000.

      Sale of Four Creeks Village Apartments. On November 30, 2000, the Company sold its interest in Four Creeks Village Apartments in Visalia, California. This 146 unit complex was sold for a selling price of $8,387,122. The company had approximately $6,179,000 of debt. Expenses of Sale paid at closing totaled approximately $773,000 which left approximately $1,435,000 in net cash proceeds. The book value of the real estate assets sold was approximately $8,125,000 prior to the sale, which resulted in a loss on the sale of approximately $512,000.

      Sale of Mountain Shadows Plaza. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire debt in the amount of $6,150,000. Expenses of the sale paid at closing totaled approximately $450,000 which left no net cash proceeds. The book value of the real estate assets sold was approximately $7,158,000 prior to the sale, which resulted in a loss on the sale of approximately $ 1,008,000.

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

      The primary objective of LoriMac is to provide "transparent" mortgage support services to the small bank, savings and loan and credit union lending community. Many smaller lending institutions are not large enough to have management and loan operations to allow them to provide residential mortgage lending to their customers yet they are desirous of providing mortgage loans. LoriMac provides these originating institutions with a customized telephone system, marketing materials, active Internet web pages and computerized mortgage processing and servicing systems as well as a manned and staffed telephone call-in operations center to facilitate residential mortgage lending. LoriMac provides the underwriting and loan closing software and systems which can be accessed either through a telephone connection or an internet connection.

      Neither TiServ nor LoriMac will be acting as mortgage bankers by holding, warehousing or owning loans. LoriMac will provide a service to loan originators for fees and will perform servicing functions. TiServ will own or be assigned the servicing rights.

Limitation on Use of Net Operating Loss Carryforwards.

      As of December 31, 2000, the Company had a consolidated net operating loss carryforward of approximately $64 million for Federal income tax purposes. This number is based upon actual Federal consolidated income tax filings for the periods through December 31, 1999 and an estimate of the 2000 taxable loss. Some or all of the carryforward may be available to the Company to offset, for Federal income tax purposes, the future taxable income, if any, of the Company and its wholly-owned subsidiaries, subject to the limitations and risks discussed below.

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

      The Company believes that it has not undergone an ownership change in prior years. However, the Company as of January 21, 2002, does have one 5-percent or more shareholder who acquired its stock in the last three-year period. There is no assurance that this shareholder will not make additional changes in its holdings in any potential future three-year testing period which could, when combined with other changes, cause an ownership change to have occurred. In addition, if any additional shareholders become 5-percent shareholders in the future, this could cause an ownership change to occur and limit the Company's use of its NOLs.

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

      The Shares were issued to Pacific under an exemption to the registration requirements of the Securities Act of 1933, as amended. Accordingly, the Shares are "restricted securities," as defined in Rule 144 of the Securities Act, and are not freely transferable. The Company granted Pacific one-time demand registration rights with respect to the Shares that expired on February 2, 2001. It also granted Pacific piggy-back registration rights in the event that the Company files a registration statement under the Securities Act in connection with the proposed offer and sale for cash of shares of Common Stock by it or by any of its shareholders. The share exchange is intended to be a tax free reorganization within the meaning of Section 368(a)(1) of the Internal Revenue Code of 1986, as amended. Prior to the closing of the share exchange, Novato caused its wholly-owned subsidiary to transfer to Pacific all its rights under a lease, with option to purchase, with Ignacio Properties, LLC, relating to the Ignacio Center in Novato, California, and Pacific agreed to assume all the obligations of the subsidiary under the lease and option. The Company, Novato, Novato's wholly-owned subsidiary and Pacific then entered into an agreement dated as of February 1, 1999, whereby the parties clarified their respective rights and obligations relating to the Ignacio Property and the Company's rights to an escrow established when Pacific originally acquired Novato. See Part III,
Item 12, Certain Relationships and Related Transactions.

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

Operating Restrictions

      The Company's investment policies prohibit it from making any investments that would cause the Company to be an investment company within the meaning of the Investment Company Act of 1940 (the "1940 Act"). The Company intends to conduct its business so as not to become regulated as an investment company under the 1940 Act. Accordingly, the Company does not expect to be subject to the provisions of the 1940 Act, including those that prohibit certain transactions among affiliated parties. The 1940 Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Management does not anticipate that TiServ will be subject to the 1940 Act.

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

      TiServ Inc. is a wholly-owned subsidiary of the Company, incorporated on May 8, 2002. It is contemplated that TiServ Inc. will own and hold mortgage servicing rights.

Competition

      The Company's real estate properties and proposed servicing business face intense competitive pressures from a wide variety of larger entities with superior resources available. The Company's real property acquisitions have been and will continue to be opportunistic and may occur from time to time only when sufficient liquid assets are available.

Employees

      Until July 1, 1996, the Company had no full-time salaried employees. On that date, the Company became a self-administered REIT. As a result, the Company now directly employs two individuals, both of whom receive only a portion of their total compensation from the Company. The balance of their compensation is paid by the Company's former manager. In addition, the Company reimburses the Former Manager for employment expenses of personnel performing certain functions which are deemed applicable to the affairs of the Company.

                            Management of Operations

Self Management

            In connection with becoming self-managed on July 1, 1996, the Company entered into a Facilities and Expense Sharing Agreement ("Expense Sharing Agreement") with TIS Financial Services Inc., (the "Former Manager") providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, Chairman and President of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. Both agreements have evergreen renewal provisions that automatically extend the term of the agreements for one year, unless either party provides prior written notice to terminate during the periods provided by the agreement. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space. The Company incurred expenses of $224,000 and $48,000 for the years ended December 31, 2000 and 1999, respectively under the expense sharing agreement with the Former Manager. The increase from 1999 was primarily due to increased allocation of accounting and administrative payroll and related expenses to the Company.

                        Federal Income Tax Considerations

General

      If the Company satisfies certain tests with respect to the nature of its income, assets, management, share ownership and the amount of its distributions, and elects to be so treated, it will qualify as a real estate investment trust ("REIT") for Federal income tax purposes. The Company satisfied such tests and elected to be treated as a REIT on its tax return for the year ended December 31, 1988. The Company has satisfied such tests in all subsequent years. As a REIT, the Company generally will not be subject to tax at the corporate level on its taxable income to the extent that it distributes at least 95% of such taxable income to its shareholders. See "Taxation of the Company." Generally, those distributions will constitute distributions to the shareholders and will be taxable as ordinary income to the extent of the Company's earnings and profits. It is expected that distributions made by the Company will be made out of earnings and profits.

      The failure of the Company to be treated as a REIT for any taxable year could materially and adversely affect the shareholders, since the Company would be taxed as a corporation. Accordingly, the taxable income of the Company (computed without any deduction for distributions to shareholders) would be taxed to the Company at corporate rates (currently up to 35% for Federal purposes), and the Company would be subject to any applicable minimum tax. However, the Company has approximately $64 million of net operating loss carryforwards to offset taxable income. Additionally, distributions to the shareholders would be treated as ordinary income to the extent of the Company's earnings and profits. As a result of the "double taxation" (i.e. taxation at the corporate level and subsequently at the shareholder level when earnings are distributed) the distributions to the shareholders would decrease substantially, because a large portion of the cash otherwise available for distribution to shareholders would be used to pay taxes. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

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

      The composition and sources of the Company's income allowed the Company to satisfy the income tests for all fiscal years through December 31, 2000 and should allow the Company to satisfy the income tests during each year of its existence. If, however, the Company causes issuances of interests in real estate mortgage investment conduits ("REMICs") or issuances of certificates representing certain equity interests in mortgage instruments (such as pass-through certificates), the Company could recognize income or gain that, if from transactions in which the Company is deemed to be a dealer, could be subject to the 100% tax on prohibited transactions. See "Taxation of the Company" below. This effectively limits both the Company's ability to issue REMIC securities directly or through wholly owned subsidiaries and its ability to issue such securities indirectly through issuance of funding notes to affiliated issuers. Further, certain short-term reinvestments may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test. In addition, income from Structured Securities which do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made (e.g. CMOs) may not qualify under the 75% income test. The Company intends to monitor its reinvestments and hedging transactions closely to avoid disqualification as a REIT.

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

      REITs are permitted to hold assets in wholly owned subsidiaries ("Qualified REIT Subsidiaries"). A subsidiary of a REIT is a Qualified REIT Subsidiary if 100% of its stock is owned by the REIT at all times during the period such subsidiary is in existence. A Qualified REIT Subsidiary is not treated as a separate corporate entity for Federal income tax purposes, but rather, together with its parent REIT, is treated as a single taxpayer. Accordingly, all of the assets, liabilities and items of income, deduction and credit of a Qualified REIT Subsidiary are treated as the assets, liabilities, and items of income, deduction and credit of the parent REIT for Federal income tax purposes and, in particular, for purposes of satisfying the applicable Code provisions for qualification as a REIT. The Company's wholly owned subsidiary, TISPAC, is a Qualified REIT Subsidiary.

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

Item 2.  Properties.

      At December 31, 2000, the Company's operating real estate assets consisted of one multifamily apartment complex located in California's Central Valley (Villa San Marcos Apartments) and two shopping centers in Northern California (Mountain Shadows Plaza and Midtown Center). Subsequently, the Company has sold these three properties. Information regarding Villa San Marcos Apartments properties as of December 31, 2000 is shown in the table below:

                                                        Villa
                                                     San Marcos
             --------------------------------------------------

             Location                                Fresno, CA
             Date of Construction                          1991

             Purchase Price                          $9,000,000*
             Purchase Price per Square Foot          $    62.44

             Notes Payable Secured by
             Real Estate at December 31, 2000        $6,618,000

             Number of Units                                120
             Rentable Square Feet                       144,140
             Average Monthly Rent per Unit in 2000   $   851.08
             Monthly Rent per Square Foot in 2000    $     0.71

             Improved Land Area                      9.77 acres
             Unimproved Land Area                    9.75 acres

             Occupancy at December 31, 2000                  98%

* In addition to acquiring the currently existing building, the Company purchased the adjoining 9.75 acres of unimproved land for $1,000,000 for possible future development. At the time of purchase, all requisite entitlements were in place.

      On February 2, 1999, the Company acquired Novato Markets and through its subsidiary acquired a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza and a shopping center in Petaluma, California, named Midtown Center. The shopping centers have a combined commercial and retail space totaling approximately 76,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building. As of December 31, 2000, the shopping centers had two vacancies. These two shopping centers were subsequently sold.

      Information on these shopping center properties as of December 31, 2000 is shown in the table below:

                                                                 Mountain
                                                                  Shadows         Midtown
                                                                   Plaza           Center
-----------------------------------------------------------------------------------------------------
                                                               Rohnert Park,    Petaluma, CA
Location                                                                  CA
Date of Construction                                             1986 - 1991            1962

                                                   Combined
Notes Payable Secured by                           --------
Real Estate at December 31, 2000                  $6,050,000              na              na

Rentable Square Feet                                                  68,699           7,200
Monthly Rent per Square Foot in 2000                                   $1.06           $1.05

Improved Land Area                                                7.04 Acres      0.39 Acres  (leased)

Occupancy at December 31, 2000                                           97%            100%

      The principal executive offices of the Company and the Former Manager are located at 655 Montgomery Street, Suite 800, San Francisco, California 94111, telephone (415) 393-8000. The Company leases its office space under a lease expiring February 28, 2007 and subleases space to the Former Manager.

Item 3. Legal Proceedings.

      At October 11, 2002, there were no material pending legal proceedings (other than any routine litigation incidental to the Company's business activities) to which the Company or its subsidiaries is a party or to which any of their respective property was subject.

      Bankruptcy of P-SUB I, Inc. and the Refinancing of Novato Markets.

      In January of 2000, the Company received notice that its loan secured by the Novato Markets Properties of $6,237,000 had been sold to Ocwen Federal Bank, FSB ("Lender"). In March of 2000, the Company received a Notice of Maturity Default from Ocwen indicating that the Loan was considered by Ocwen to have matured on January 1, 2000 and therefore the entire outstanding principal balance was due and payable including penalties and interest triggered by the notice of default, total amount payable to Ocwen is $6,418,000. The Company believed that it had an extension of this loan to June 1, 2000 and was in the process of arranging a refinance. The Company strongly disagreed with the Notice of Default.

      On May 1, 2000, the Company announced that P-SUB I, Inc. ("Borrower") filed on Friday April 28, 2000, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken by P-SUB I in order to protect the shareholders equity pending a resolution of the Company's differences with its major lender, Ocwen Federal Bank.

      On September 29, 2000, the Company and Ocwen entered into a Forbearance Agreement approved by the Court for settlement of this matter. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire the entire obligation to Ocwen Federal Bank of $6,050,000. This sale fulfilled all requirements of the bankruptcy of P-SUB I, Inc. and the bankruptcy was discharged in April, 2001. The Company retained ownership of the Midtown Shopping Center in Petaluma, California which was subsequently sold in 2002. (See Note 20 of the related Financial Statements)

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock trades in the over the counter market under the symbol "TISM" The Stock was listed on the Pacific Exchange under the symbol "TIS" until May 11, 2000 when trading in the stock was suspended from that exchange. The high and low closing sales prices of shares of the Common Stock as reported on the Pacific Exchange and subsequently the high and low bid prices in the over the counter market for the period after May 11, 2000 were as follows:

                                                    High            Low
                                                    ----            ---
1999
  First Quarter                                    $1.375         $ .500
  Second Quarter                                    1.375           .750
  Third Quarter                                     1.000          .8125
  Fourth Quarter                                     .875          .5625

2000
  First Quarter                                     .6875           .500
  Second Quarter                                    .5625           .250
  Third Quarter                                      .875           .250
  Fourth Quarter                                     .750           .250

2001
  First Quarter                                       .42            .20
  Second Quarter                                      .55            .11
  Third Quarter                                       .35            .05
  Fourth Quarter                                      .30            .09

2002
  First Quarter                                       .28            .16
  Second Quarter                                      .21            .09
  Third Quarter                                       .28            .06

      The over-the-counter quotations included above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On October 11, 2002, the closing sales price of the shares of Common Stock as reported in the over the counter market was $0.21. On that date the Company had outstanding 8,893,250 shares of Common Stock which were held by approximately 500 shareholders of record.

      The Company did not pay any dividends to shareholders in fiscal 1999, 2000, 2001 or to date in 2002. The actual amount and timing of any future dividend payments will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

      It is anticipated that any distributions generally will be taxable as ordinary income to shareholders of the Company (including, in some cases, shareholders that would otherwise be exempt from tax under the Code), although a portion of such distributions may be designated by the Company as capital gain or may constitute a return of capital. Such distributions received by shareholders of the Company will not be eligible for the dividends-received deduction so long as the Company qualifies as a REIT. The Company furnishes annually to each of its shareholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gain.

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

Item 6. Management's Discussion and Analysis

      The Company has been working to develop a wide range of potential business opportunities, such as acquisitions, mergers, structured transactions and joint ventures - all designed to preserve and employ the company's substantial net operating loss carryforward. The Company has been in the process of and improving its liquidity by liquidating existing investments in multifamily properties and family shopping centers. The Company intends to make a substantial portion of its future investments in mortgage servicing related investments and will continue to consider new investments in multifamily real properties, family shopping centers and potential development projects. The future investment strategy of the Company will be centered around opportunities in the mortgage servicing area. Real property acquisitions will be opportunistic and will occur from time to time if and when sufficient returns are available.

      The following table illustrates the Company's cash receipts, disbursements and reinvestments for fiscal 1999 and 2000.

        CASH FLOW ANALYSIS
        (In thousands)                         2000             1999
     -----------------------------------------------------------------

     Beginning Cash Balance                  $    55          $ 2,767
     Cash Received:
         Mortgage Related Assets                  --               35
         Sale of Mortgage Related Assets          --            1,716
         Sale of Real Estate Assets            9,459               --
         Deposit from Trustee                     --           (1,218)
         Increase in Short-term Debt             121              300
         Increase in Real Estate Notes            --              252
     Cash Disbursements:
         Cash Expenses                        (2,173)          (2,777)
         Additions to Real Estate Assets         (83)            (129)
         Decrease to Short-term Debt            (135)            (667)
         Decrease in Real Estate Notes        (7,139)            (224)
     -----------------------------------------------------------------
     Ending Cash Balance                     $   105          $    55
     -----------------------------------------------------------------

Results of Operations

      The Company had a net loss of $2,954,000, or $0.33 per share, for the year ended December 31, 2000. For the year ended December 31, 1999 it had a net loss of $3,914,000, or $0.44 per share. No distributions were declared for 1999 or 2000. The year of 1999 reflected the first full year without the River Oaks Apartments and nearly a full year with the Novato Markets shopping centers. The year was also impacted by certain transactions related to repurchase of common stock.

2000 Compared to 1999

      Net income from 1999 to 2000 improved by $960,000 in total from year to year.

      The loss from real estate operations increased from $936,000 in 1999 to $1,429,000 in 2000. The decline in income was primarily attributable to losses taken on the sales of the Shady Lane and Four Creeks apartment complexes.

      Mortgage related assets had a reduction in income from $680,000 in 1999 to $19,000 in 2000. The reduction reflects the sale of most of the assets in 1999 and the booking of a gain of $549,000 in that year.

      General and Administrative expenses increased from $1,186,000 in 1999 to $1,244,000 in 2000. The increase is due to increased expenses related to allocated overhead.

      Legal expenses in 2000 totaled $126,000 which was down significantly from the $1,042,000 incurred in 1999. The 1999 legal expenses were related to the Company's contested election of directors at the Company's 1999 annual meeting of stockholders.

      There was a one-time improvement in net income of $1,377,000 because of the non-recurring expense in 1999 of the stock purchase expense.

Business Outlook

      The Company has put forth significant efforts to identify investment initiatives that would include use of the consolidated net operating loss carryforward. The Company has had preliminary discussions with potential strategic partners, centering on possible new investment in the company, real estate joint ventures or both.

      The Company intends to direct its future investments principally towards mortgage servicing assets with some continuing emphasis on multifamily residential properties, family shopping centers and development opportunities. The Company has announced the acquisition of a portfolio of mortgage servicing and the establishment of an arrangement to add more mortgage servicing in conjunction with the activities of LoriMac, a subsidiary of the former manager. See Note 20.

      With regard to real estate investments, the acquisition strategy of the Company has been to identify communities with an expanding employment base and demographics which will continue to provide economic growth. Properties sought for purchase within a given area were chosen because they were considered to be among the highest quality properties in that area and could be purchased below replacement cost. However, the earning potential for these investments, including future market appreciation potential, did not support a continued investment.

Liquidity and Capital Resources

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 11, 2002, the Company has sold the majority of its real estate assets which has improved the liquidity position of the company. The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern throughout 2002, however, management can provide no assurance with regard thereto. (See Note 20 to the Financial Statements, Subsequent Events.)

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

      At December 31, 2000, short-term borrowing consisted of a $121,000 loan from Pacific Securitization, Inc. (a shareholder of the Company) and a $165,000 unsecured loan from TIS Financial Services, Inc. (TISFIS) a related party to the Company. The $121,000 loan from Pacific Securitization Inc., is an unsecured demand note which bears interest at a market rate. The $165,000 loan from TISFIS is part of a $1,000,000 revolving line of credit to the Company from TISFIS (See
Note 8 of the related Financial Statements, Short-term Debt). The Company's By-Laws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, the Company's aggregate indebtedness (other than liability represented by Structured Securities and any loans between the Company and its trusts or corporate subsidiaries), secured and unsecured, would exceed 100% of the Company's average invested assets in the preceding calendar quarter, as calculated in accordance with generally accepted accounting principles, unless approved by a majority of the Unaffiliated Directors.

      The Company has 100,000,000 authorized shares of Common Stock. If the Company were to increase its capital resources by making additional offerings of Common Stock, such offerings might result in a reduction of the net tangible book value per outstanding share and a reduction in the market price of the Company's Common Stock. The Company is unable to estimate the amount, timing or nature of such future sales of its Common Stock, and the Company believes that any future sales would depend on general market conditions and other factors.

      The Company has a Dividend Reinvestment and Share Purchase Plan (the "Plan"). The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased.

Financings

      At December 31, 2000, the Company had outstanding borrowings secured by multifamily real estate and Shopping Centers totaling approximately $12,668,000. These notes were subsequently retired through sale of the properties in 2001 and 2002. (See Note 20 of the related Financial Statements, Subsequent Events)

      The Company uses its cash flow to provide working capital to pay its expenses and debt service, acquire other assets and, at the discretion of the Board of Directors, to pay distributions to its shareholders. In 2000 the Company's cash flows (in thousands) were used as follows:

          Used in operating activities                         ($2,512)
          Provided by investing activities                       9,715
          Used in financing activities                          (7,153)
                                                          ------------

          Net decrease in cash and cash equivalents                $50
                                                          ============

      The Company has no significant commitments for capital expenditures relating to its remaining real estate operations. The Company expects in the future to commence construction on 126 units of apartments to be built on the
9.75 acres of undeveloped land it owns in Fresno, California. This construction is expected to be funded by a construction loan.

Factors that May Affect Future Results

      The future performance of the Company will depend in a large degree upon the ability of the Company to find and execute transactions which will realize significant value from the Company's tax position. The Company believes that its historical experience in the mortgage investment area will afford it the ability to improve its performance by investment in this area. Consistent with this approach, the Company expects to be investing in Mortgage Servicing rights in the future. There can be no assurance that the Company will be able to generate income or cash flow from this kind of investment.

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

      Ownership of shares of the Company's Common Stock is subject to certain risks including, but no limited to, the risks outlined below. Investors and potential investors should carefully review these risks before making an investment decision with respect to the Common Stock. Furthermore, because of these and other factors, future distributions to shareholders cannot be predicted. The Company has the right, but not the obligation, to refrain from making distributions to shareholders until the tax loss carryforward is fully used.

Insufficient Cash and Liquidity Sources to Fund Ongoing Operations

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern throughout 2002, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties. See Note 20 to the Company's financial statements.

Risks Associated with Investments in Real Estate

      The returns available from equity investments in real estate depend on the amount of income earned and appreciation generated by the related properties as well as the expenses incurred. Income from the properties may be adversely affected by many things which are out of the control of the Company including, among other things, demographic trends, increasing unemployment rates, oversupply of competing properties, reduction in demand for properties in the area, increasing affordability of single family homes, and adverse real estate, zoning and tax laws. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) constitute fixed costs and do not decrease when circumstances cause a reduction in income from the investment. Furthermore, real estate investments are relatively illiquid and therefore, will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions.

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

General Risks

Ability to Make Use of NOLs. The future performance of the Company will to some degree depend upon the ability of the Company to find and execute transactions which will realize significant value from the Company's tax position. The Company's ability to use its net operating tax loss carryforwards could be substantially reduced if the Company were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. There can be no assurance that the Company will be able to generate income or cash flow from investments that can make use of the NOLs, or that the NOLs can be preserved.

Competition

      There are numerous real estate companies, insurance companies, financial institutions, pension funds and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining tenants. The affordability of ownership of single family housing can influence the level of occupancy of multi-family units.

Market Price of Common Stock

      The market price of the Company's Common Stock has been very volatile due to a wide variety of factors including the fact that it trades on a very limited basis, the Company's operating results, distributions (if any), actual or perceived changes in short-term and mortgage interest rates and their relationship to each other, actual or perceived changes in mortgage prepayment rates, and any variation between the net yield on the Company's assets and prevailing market interest rates. Additionally, the performance of the Company's income-producing properties has an effect on the market price of the Company's Common Stock. Any actual or perceived unfavorable changes in the real estate market and other factors may adversely affect the market price of the Company's Common Stock.

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

Item 7. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-KSB. See Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On January 16, 2001 as recommended by the audit committee and approved by the Board of Directors, TIS Mortgage Investment Company engaged the accounting firm of Burr, Pilger & Mayer LLP as independent accountants for the Company for fiscal years 2000 and 2001. The client-auditor relationship between the Company and Arthur Andersen LLP was terminated on January 9, 2001 as a result of Arthur Andersen LLP's resignation.

      During the two most recent fiscal years ended December 31, 1998 and 1999 and for the subsequent interim periods through January 9, 2001, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any reportable events. Note that the registrant has not filed financial statements for the interim periods during 2000, 2001 or 2002.

      Arthur Andersen LLP's report on the financial statements for the year ended December 31, 1999 was qualified for the uncertainty regarding substantial doubt about the registrant's ability to continue as a going concern. Arthur Andersen LLP's report on the financial statements for the year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      The registrant requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Arthur Andersen LLP's letter to the SEC, dated January 24, 2001, is filed as an Exhibit to the Form 8-K, dated January 25, 2001.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

Biographical Information

      Except as otherwise noted, the following individuals have had the occupations indicated (other than directorships) for at least the past five years. Officers of the Company are elected by the Board of Directors annually to serve for one-year terms, subject to earlier termination, and until their successors are elected. However, both of the Company's executive officers have employment agreements with the Company (see "Employment Agreements" in Item 11 below).

      Anthony H. Barash, 59, Director of the Company since February, 1999. Senior Vice President, Corporate Affairs, and General Counsel, Bowater Incorporated (paper and forest products company) from April 1996 to June 2002 and Secretary of that company from November 2001 to June 2002; Partner in the Los Angeles office, Seyfarth, Shaw, Fairweather & Geraldson (a national law firm), where he was a member of the firm's Business Law and Real Estate Group, from May 1993 to April 1996.

      Douglas B. Fletcher, 77, Chairman of the Company since 1997. Partner, Newport Partners (privately-owned venture capital firm); Vice Chairman and Director, The Pacific Horizon Group of mutual funds managed by Bank of America; from 1962 to 1982, Chairman and Chief Executive Officer of Angeles Corporation
(AMEX); former Allied Member, New York Stock Exchange; and Chartered Financial Analyst.

      Patricia M. Howe, 74, Director of the Company since 1988; and Chairman of the Company from 1988 to 1997. Chairman, Pacific Securitization Inc. (asset securitization); Chairman, Chief Financial Officer and a Director, Corporate Capital Investment Advisors (holding company); Chairman, TIS Asset Management since 1991; and Chairman, TIS Financial Services, Inc. (financial products) since 1984.

      Robert W. Ledoux, 61, Director of the Company since 1988. Private venture capital investor and consultant to Bryan & Edwards (private venture capital group) since 1998; Associate, Bryan & Edwards from 1984 to 1998; for the prior 11 years, Vice President, BA Investment Management Co. (wholly-owned subsidiary of Bank of America); and Chartered Financial Analyst.

      Lorraine O. Legg, 63, President and Chief Executive Officer of the Company since 1988; and Director of the Company from 1988 to May 1997 and since September 1997. President, Chief Executive Officer and a Director, Pacific Securitization, Inc.; President, Chief Executive Officer and a Director of Corporate Capital Investment Advisors; President, Chief Executive Officer and a Director, TIS Financial Services, Inc. since 1984; Director (since 1993) and President and Chief Executive Officer (from December 1995 to June 1998), Meridian Point Realty Trust VIII Co.; and Director (from 1993 to September 1998) and President and Chief Executive Officer (from February 1996 to September
1998), Meridian Point Realty Trust `83. Chairman, Planned Giving Foundation since 1998.

      J. David Schemel, 46, Director of the Company since February, 1999. Managing Member, Vista Marin, LLC (owner and manager of commercial property in Redwood City, California) since 1998; Managing Member, DSDI, LLC (owner of apartment buildings in San Francisco and on the San Francisco Peninsula) since 1994; Managing Member, Oxford Associates, LLC (residential home developer) since 1996; and from 1988 to 1994, Vice President, TRI Commercial Real Estate, for which he managed various workout transactions.

      John E. Castello, 57, Executive Vice President and Chief Financial Officer of the Company since 1988 and its Treasurer since June 1993. Senior Vice President, TIS Financial Services, Inc. since 1984; Director and Senior Vice President, TIS Asset Management since 1991; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust `83 from February 1996 to September 1998; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust VIII Co. from December 1995 to June 1998; and Assistant Secretary, INVG Mortgage Securities Corp. from 1992 to 1996.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities file reports with the Securities and Exchange Commission detailing the ownership of existing equity securities and changes in such ownership. Officers, directors and greater than ten percent (10%) stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all filed Section 16(a) forms.

      Base solely on review of the copies of such forms furnished to us, we believe that all officers, directors and greater than ten percent stockholders have complied with the filing requirements of Section 16(a).

Item 10. Executive Compensation

Compensation of Executive Officers

      The following table sets forth information regarding compensation paid or payable by the Company to the Company's executive officers for the years indicated below.

                           SUMMARY COMPENSATION TABLE

         Name and Principal Position              Year       Annual Compensation
         ---------------------------              ----       -------------------

     Lorraine O. Legg                             2000             $95,000
     President and Chief Executive Officer        1999              95,000
                                                  1998              95,000

     John E. Castello                             2000             $80,000
     Executive Vice President and Principal       1999              80,000
     Financial Officer                            1998              80,000

      Stock Options. The following table sets forth information regarding options held by the Company's executive officers at December 31, 2000. The Company did not grant any options to its executive officers in 2000 or in later periods.

                                           Number of Securities
                                          Underlying Unexercised         Value of Unexercised
                                             Options at Fiscal           In-the-Money Options
                                              Year-End(#)(1)           at Fiscal Year-End ($)(2)
                    Name                 Exercisable/Unexercisable    Exercisable/Unexercisable
                    ----                 -------------------------    -------------------------
      ------------------------------------------------------------------------------------------
      Lorraine O. Legg                           150,000/0                       $0/$0
      John E. Castello                            50,000/0                       $0/$0

1. All such options were granted in 1995, have a per share exercise price of $2.23 and expire in 2005. (Subject to earlier termination in the event of termination of employment, disability or death).

2. The per share exercise price of such options exceeded the $0.19 closing price of the Common Stock on December 31, 2000, and no options were "in-the-money."

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

Compensation of Directors

      The Company's Board of Directors is divided into three classes, and directors are elected to serve three year terms. The Company pays an annual fee of $12,000 to each non-employee director and a fee of $300 for each Board meeting and each Board committee meeting attended by each such director (except meetings by conference telephone). Beginning in 2000, the directors have consented to defer receipt of their fees until such time as the Company's expectations for the overall financial future appear to be on their way to realization. The Company reimburses directors for costs and expenses incurred in attending such meetings.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the ownership of shares of Common Stock as of October 11, 2002, by (i) each person known to the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each director and nominee for director, (iii) each individual named in the summary compensation table below and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property rights where applicable.

                 Name                     Number of Shares     Percentage of Common
                 ----                     ----------------     --------------------
     Pacific Securitization, Inc.
       Lorraine O. Legg                 }        1,613,070 (1)         18.1%
       Patricia M. Howe

     John V. Winfield
       The Intergroup Corporation       }          774,200 (2)          8.7%
       Santa Fe Corporation
     Anthony H. Barash                               9,000 (3)           *
     Douglas B. Fletcher                            17,600 (4)           *
     Patricia M. Howe                              156,820 (5)          1.7%
     Robert W. Ledoux                               11,050 (6)           *
     Lorraine O. Legg                              206,700 (7)          2.3%
     J. David Schemel                               67,000 (8)           *
     John E. Castello                               76,000 (9)           *
     All directors and executive officers as
       a group (7 persons)                       2,092,240 (10)        22.7%

---
______*Holds less than 1%.

(1) Represents shares held of record by Pacific Securitization, Inc. ("Pacific"), a wholly-owned subsidiary of E & L Associates, Inc. ("E&L"), which is in turn a wholly-owned subsidiary of Corporate Capital Investment Advisors ("CCIA"). CCIA is principally owned by Lorraine O. Legg, the President, Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. The business address of Pacific is 615 S. W. Burlingame Terrace, Portland, Oregon 97201 and the business address of , E&L, CCIA, Ms. Legg and Ms. Howe is 655 Montgomery Street, Suite 800, San Francisco, California 94111. See notes (4) and (6) below. Includes 65,000 shares that are subject to purchase by J. David Schemel pursuant to an option granted to Mr. Schemel. See note 8 below.

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

(3) Includes 2,000 shares issuable under options exercisable within 60 days of the date of this Form 10-KSB.

(4) Includes 5,000 shares issuable under options exercisable within 60 days of the date of this Form 10-KSB.

(5) Includes 50,000 shares held through an individual retirement account and 103,000 shares issuable under options exercisable within 60 days of the date of this Form 10-KSB. Does not include 1,613,070 shares held of record by Pacific (see note (1) above). Ms. Howe shares voting and dispositive power with respect to the 1,613,070 shares held by Pacific directly. Ms. Howe has sole voting and dispositive power over all other shares held by her.

(6) Includes 500 shares held in an individual retirement account for the benefit of Mr. Ledoux's wife, as to which Mr. Ledoux shares voting and investment power, and 5,000 shares issuable under options exercisable within 60 days of the date of this Form 10-KSB.

(7) Includes 56,600 shares held through certain trusts or an individual retirement account, and 150,000 shares issuable under options exercisable within 60 days of the date of this Form 10-KSB. Does not include 1,613,070 shares held of record by Pacific (see note (1) above). Ms. Legg shares voting and dispositive power with respect to the 1,613,070 shares held by Pacific directly. Ms. Legg has sole voting and dispositive power over all other shares held by her.

(8) Includes 67,000 shares issuable under options exercisable within 60 days of the date of this Form 10-KSB, including an option to acquire 65,000 shares owned by Pacific Securitization, Inc. See note 1 above.

(9) Includes 2,300 shares held in an individual retirement account for the benefit of Mr. Castello's wife, as to which Mr. Castello shares voting and investment power, 4,000 shares held in custody for Mr. Castello's two sons, as to which Mr. Castello shares voting and investment power, and 50,000 shares issuable under options exercisable within 60 days of the date of this Form 10-KSB.

(10) Includes 1,613,070 shares held of record by Pacific (see notes (1), (4) and (6) above) and 312,000 shares issuable under options exercisable within 60 days of the date of this Form 10-KSB.

Item 12. Certain Relationships and Related Transactions


      TIS Financial Services, Inc. The Company has a Facilities and Expense Sharing Agreement (the "Sharing Agreement") with TIS Financial Services, Inc. (the "Former Manager"). The Sharing Agreement provides for the prorata sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. The prorata sharing is determined based upon the relative benefit received by each party in accordance with the amount of space used or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Sharing Agreement continues in effect until terminated by one of the parties on 30 days' prior written notice or until the parties no longer share office space. The Company paid the Former Manager $224,000 under the Sharing Agreement in 2000.

      In April 1999, the Company entered into a financing agreement with the Former Manager, whereby the Former Manager extended a revolving line of credit of $1 million to the Company. This revolving line of credit is to provide working capital to the Company. It is at the annual rate of prime plus one and one-half percent. Credit support to the Former Manager includes guarantee loans by a bank supported by guarantees from employees of the Former Manager. Payment of the line of credit can be accelerated on certain events, including a change in control of the Company in which certain executive officers of the Company are removed or in which a majority of the Board is changed. The line was fully retired in September 2002.

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

      Management believes that the terms and conditions of the Pacific transaction described above are more favorable to the Company than those that could be obtained from unaffiliated third parties. Additional information concerning the Pacific transaction is contained in the Company's Current Report on Form 8-K dated February 2, 1999, as amended by an Amendment No. 1 on Form 8-K/A filed on April 5, 1999 and an Amendment No. 2 on Form 8-K/A filed on June 1, 1999. Copies of these filings may be obtained from the Company in the same manner as copies of the Company's Annual Report on Form 10-K may be obtained. See "Additional Information - Annual Report" below.

      During 2000, Pacific made unsecured loans totaling $121,000 to the Company. The loans, which are represented by a promissory note, bear interest at an annual rate of 11% and are payable on demand. Management believes that the terms of the loans are more favorable to the Company than those that could be obtained from unaffiliated third parties.

      Turkey Vulture Fund XIII, Ltd., Third Capital LLC and Messrs. Osborne, Jarratt and Lewis. On February 2, 1999, the Company repurchased 793,700 shares of its Common Stock from Turkey Vulture Fund XIII, Ltd. ("TVF") for $1,984,250, 20,000 shares of its Common Stock from Mr. Jarratt for $40,000 and 12,000 shares of its Common Stock from Mr. Lewis for $24,000, pursuant to an agreement among the Company, TVF, Third Capital, LLC ("Third Capital") and Messrs. Osborne, Jarratt and Lewis. The closing price of the Common Stock as reported in the over-the-counter market for February 1, 1999 (the Pacific Exchange reported no trades in the Common Stock for February 1 or 2, 1999 and the over-the-counter market reported no trades in the Common Stock for February 2, 1999), was $0.8125 per share. Based upon such per share closing price, TVF received a premium of $1,339,000, Mr. Jarratt received a premium of $24,000 and Mr. Lewis received a premium of $14,000 for their shares.

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

      John E. Castello. During 2000, Mr. Castello arranged for his account in the Company's 401(k) Plan to make an unsecured loan totaling $75,000 to the Company. The loan, which is represented by a promissory note, bears interest at an annual rate of 11% and is payable on demand. As of December 31, 2000, the balance of the loan, representing the principle and accrued interest was $81,000. Management believes that the terms of the loans are more favorable to the Company than those that could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

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

10(i)       Employment Agreement between TIS and Lorraine O. Legg. (6)

10(j)       Employment Agreement between TIS and John E. Castello. (6)

10(k)       Facilities and Expense Sharing Agreement (6)

10(l) Agreement and Plan of Reorganization dated as of February 1, 1999, between TIS Mortgage Investment Company and Pacific Securitization, Inc. (8)

10(m) Agreement dated February 1, 1999, among TIS Mortgage Investment Company, Novato Markets, Inc., P-SUB I, Inc. and Pacific Securitization, Inc. (8)

10(n) Agreement dated as of February 1, 1999, among TIS Mortgage Investment Company, Turkey Vulture Fund XIII, Ltd., Richard M. Osborne, Third Capital, LLC, Christopher L. Jarratt and James G. Lewis. (8)

10(o)       Arthur Andersen LLP letter to the SEC, dated January 24, 2001 (9)

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

(9) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 1-10004) filed with the Securities and Exchange Commission on January 25, 2001.

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

1. Financial Statements and Report of Burr Pilger & Mayer, Independent Public Accountants

          Report of Independent Public Accountants
               Report of Burr, Pilger & Mayer LLP .................     42
               Report of Arthur Andersen LLP ......................     43

          Consolidated Balance Sheet - December 31, 2000 ..........     44

          Consolidated Statements of Operations for the years ended
               December 31, 2000 and 1999 .........................     45

          Consolidated Statements of Shareholders' Equity for the
               years ended December 31, 2000 and 1999 .............     46

          Consolidated Statements of Cash Flows for the years ended
               December 31, 2000 and 1999 .........................     47

          Notes to the Consolidated Financial Statements ..........     48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

We have audited the accompanying consolidated balance sheet of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIS Mortgage Investment Company and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Burr, Pilger & Mayer LLP


San Francisco, California
August 23, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with TIS Mortgage Investment Company's filing on Form 10-K for the year ended December 31, 1999. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-KSB. The consolidated balance sheets as of December 31, 1999 and 1998, the consolidated statement of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

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

          TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEET
          ----------------------------------------------------------------

          (In thousands, except share data)              December 31, 2000
          ----------------------------------------------------------------

          ASSETS
          Operating Real Estate Assets, net                       $ 16,723
                                                                  --------

          Mortgage Related Assets
            Residual Interests                                          57
                                                                  --------

          Other Assets
            Cash and Cash Equivalents                                  105
            Restricted Cash                                             53
            Accrued Interest and Accounts Receivable, Net               12
            Advances to Affiliates                                     257
            Construction in Progress                                   340
            Capitalized Loan Fees, Net                                 140
            Prepaid Expenses                                           212
                                                                  --------
               Total Other Assets                                    1,119
                                                                  --------

               Total Assets                                       $ 17,899
                                                                  ========

          ----------------------------------------------------------------

          LIABILITIES

          Notes Payable on Real Estate                            $ 12,668
          Short-term Debt to affiliates                                286
          Accounts Payable and Accrued Liabilities (including
            payable to affiliates of $77)                            1,074
          Advances from Officers                                        81
          Accrued Interest Payable                                      85
                                                                  --------
                Total Liabilities                                   14,194
                                                                  --------

          COMMITMENTS AND CONTINGENCIES

          SHAREHOLDERS' EQUITY
          Common Stock, par value $.001 per share;
            100,000,000 shares authorized; 8,893,250
            shares issued and outstanding                                9
          Additional Paid-in Capital                                76,467
          Retained Deficit                                         (72,773)
          Accumulated Other Comprehensive Loss                           2
                                                                  --------
               Total Shareholders' Equity                            3,705
                                                                  --------

               Total Liabilities and Shareholders' Equity         $ 17,899
                                                                  ========

          ----------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

         TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31
        -----------------------------------------------------------------------------------
          (In thousands, except per share data)                       2000         1999
        -----------------------------------------------------------------------------------
          REAL ESTATE OPERATIONS
          Rental and Other Income                                    $ 3,665      $ 3,676
          Operating and Maintenance Expenses                          (1,144)      (1,230)
          Interest on Real Estate Notes Payable                       (2,047)      (2,033)
          Property Taxes                                                (394)        (317)
          Depreciation and Amortization                                 (723)        (702)
          Write-off of and Loss on Sale of Property                     (786)        (330)
                                                                     -------      -------
             Loss from Real Estate Operations                         (1,429)        (936)
                                                                     -------      -------

          MORTGAGE RELATED ASSETS
          Interest                                                        71          123
          Loss due to Other than Temporary Impairment of Assets          (52)          --
          Gain on Sales of Mortgage Related Assets                        --          549
          Other                                                           --            8
                                                                     -------      -------
             Income from Mortgage Related Assets                          19          680
                                                                     -------      -------

          OTHER EXPENSES
          General and Administrative, including amounts paid
             to a related party of $224 and $48, respectively          1,244        1,186
          Interest Expense, including amounts to related parties
              of $31 and $34, respectively                               174           53
          Legal Expenses                                                 126        1,042
          Repurchase of Common Stock in Excess of Market                  --        1,377
                                                                     -------      -------
               Total Other Expenses                                    1,544        3,658
                                                                     -------      -------

          Net Loss                                                   ($2,954)     ($3,914)
                                                                     =======      =======
        -----------------------------------------------------------------------------------


          Net Loss per Share, basic and diluted                      ($ 0.33)     ($ 0.44)

          Distributions Declared per Share                                --           --

          Weighted Average Number of Shares Outstanding                8,893        8,828
        -----------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

TIS Mortgage Investment Company and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the Years Ended December 31, 2000 and 1999
-------------------------------------------------------------------------------------------------------
(In thousands)                                                                      Accumu-
                                                                                     lated
                                                                                    Compre-
                                         Common    Stock     Paid-in     Retained   hensive
                                         Shares    Amount    Capital      Deficit     Loss      Total
-------------------------------------------------------------------------------------------------------
Balance - December 31, 1998               8,106     $ 8     $ 74,696     $(65,905)    $(11)    $ 8,788

Net Loss                                     --      --           --       (3,914)      --      (3,914)

Other Comprehensive Loss:
Net Unrealized Loss on available
for sale securities, net of reclas-
sification adjustment                        --      --           --           --       (5)         (5)
                                                                                              ---------

Comprehensive Loss                                                                            ($ 3,919)

Issuance of shares to acquire real
estate                                    1,613       2        2,441           --       --       2,443

Redemption of shares                       (826)     (1)        (670)          --       --        (671)
-------------------------------------------------------------------------------------------------------

Balance - December 31, 1999               8,893     $ 9     $ 76,467     $(69,819)    $(16)    $ 6,641

Net Loss                                     --      --           --       (2,954)      --      (2,954)

Other Comprehensive Income:
Net Unrealized Gain on available
for sale securities, net of reclas -
sification adjustment                        --      --           --           --       18          18
                                                                                              ---------

Comprehensive Loss                                                                            ($ 2,936)
-------------------------------------------------------------------------------------------------------

Balance - December 31, 2000               8,893     $ 9     $ 76,467     $(72,773)    $  2     $ 3,705
======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

         TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
        --------------------------------------------------------------

                                                                 Years Ended December 31,
        ---------------------------------------------------------------------------------
         (In thousands)                                              2000       1999
        ---------------------------------------------------------------------------------
          CASH FLOWS FROM OPERATING ACTIVITIES
          Net Loss                                                 $(2,954)    $(3,914)
          Adjustments to Reconcile Net Loss to Net Cash
             Used in Operating Activities:
               Depreciation  and Amortization                          723         822
               Gain on Sales of Mortgage Related Assets                 --        (549)
               Loss due to Other than Temporary Impairment              52          --
               Write-off of and Loss on Sales of Property              786         330
          Decrease (Increase) in Accrued Interest and
              Accounts Receivable                                       23          (5)
          Decrease (Increase) in Prepaid Expenses                      119        (184)
          Decrease (Increase) in Advances to Affiliates                 88        (313)
          (Decrease) Increase in Accounts Payable
             And Accrued Liabilities                                (1,473)      1,941
          Increase in Officer Advances                                  81          --
          Increase (Decrease) in Accrued Interest Payable               43         (74)
                                                                   -------     -------
              Net Cash Used in Operating Activities                 (2,512)     (1,946)
                                                                   -------     -------
        ---------------------------------------------------------------------------------
          CASH FLOWS FROM INVESTING ACTIVITIES
          Net Decrease in Restricted Cash                              337          40
          Additions to Real Estate Assets                              (83)       (129)
          Decrease (Increase) in Construction in Progress                2        (209)
          Proceeds from Sale of Real Estate Assets                   9,459          --
          Proceeds from Sales of Mortgage Related Assets                --       1,716
          Principal Increase in Residual Interests                      --          (7)
          Principal Reduction in IO Bonds                               --          35
          Purchase of Company Shares                                    --        (671)
          Net Cash Received in Purchase of Novato Markets               --          16
                                                                   -------     -------
             Net Cash Provided by Investing Activities               9,715         791
                                                                   -------     -------
        ---------------------------------------------------------------------------------
          CASH FLOWS FROM FINANCING ACTIVITIES
          Decrease in Deposit from Trustee                              --      (1,218)
          Increase (Decrease) in Short-term Debt                       121        (667)
          Proceeds from Notes Payable on Real Estate                    --         252
          Principal Payments on Notes Payable on Real Estate        (7,139)       (224)
          Reduction Of Proceeds from  Revolving Line of Credit        (135)        300
                                                                   -------     -------
             Net Cash Used in Financing Activities                  (7,153)     (1,557)
                                                                   -------     -------
        ---------------------------------------------------------------------------------
          Net Change in Cash and Cash Equivalents                       50      (2,712)
          Cash and Cash Equivalents at Beginning of Year                55       2,767
                                                                   -------     -------
          Cash and Cash Equivalents at End of Year                 $   105     $    55
                                                                   =======     =======
        ---------------------------------------------------------------------------------
          SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          Cash Paid for Interest                                   $ 2,221     $ 1,723

        ---------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1. The Company

      TIS Mortgage Investment Company (the "Company") was incorporated on May 11, 1988. The Company operates as a real estate investment trust (REIT) and has, in years prior to 1995, primarily invested in structured securities (mortgage related assets) including residual interests, principal only bonds (PO Bonds), interest only bonds (IO Bonds) and collateralized mortgage obligations (CMOs). Beginning in 1994, the Company changed its investment focus from investments in structured securities to multifamily real estate located in California's Central Valley. Accordingly, subsequent to 1994, the Company has sold the majority of its investments in structured securities and in 1995 acquired a portfolio of four income-producing residential real estate properties (as of December 31, 2000, one such property remains) and in 1999 the Company acquired two shopping centers in Northern California. See Notes 6 and 20 regarding subsequent sales of real estate. The Company expects that the future emphasis of the Company will also include investments in mortgage servicing rights.

Going Concern

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2000, the Company has a significant working capital deficit, has suffered significant losses from operations and has debt obligations that are immediately due and payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern throughout the next year, however, management can provide no assurance with regard thereto. The Company expects to deploy proceeds from the sale of real estate into the mortgage servicing business in the future. Towards this end, the company is establishing relationships which will allow it to acquire additional mortgage servicing. (See Note 20, Subsequent Events.)

      The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

2. Summary of Significant Accounting Policies

      Principles of Consolidation - The Company's consolidated financial statements present the results of operations of the Company and its wholly-owned subsidiaries, TIS Property Acquisition Company ("TISPAC") and Novato Markets, Inc. ("Novato"). TISPAC, a Maryland corporation, incorporated on September 8, 1995 for the purpose of owning and financing real property, and the accounts underlying the Company's interest in real estate partnerships. On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. and its wholly-owned subsidiary, P-SUB I, Inc., from a related party of the Company. See
Note 5 for details regarding this transaction. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Operating Real Estate Assets - Operating real estate assets are depreciated using the straight-line method over the estimated useful lives of the real estate assets. The Company uses a 40 year estimated life for buildings and improvements and either a 5 or 12 year life for personal property depending on the nature of the asset. Significant expenditures that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. Any repairs and maintenance which do not add to the useful life are expensed as incurred.

      Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparable or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. In management's opinion, as of December 31, 2000, the carrying value of real estate assets did not exceed their estimated fair value. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 2000, the properties are located exclusively in California. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

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

      The Company has classified all of its investments in mortgage related assets as available-for-sale investments, carried at fair value in the financial statements. Unrealized holding gains and losses, excluding unrealized losses considered to be other than temporary, for available-for-sale investments are excluded from earnings and reported as a net amount as part of other comprehensive income in shareholders' equity until realized.

      Capitalized Loan Fees - Capitalized loan fees are amortized as interest expense over the term of the related debt.

      Restricted Cash - Restricted cash of approximately $53,000 as of December 31, 2000 represents amounts in property tax and insurance impound accounts required under the terms of certain notes payable on real estate.

      Fair Value of Financial Instruments - Based on the borrowing rates currently available to the Company, the carrying amount of its debt approximates fair value.

      Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

      Income Taxes - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to Federal income taxes for 2000 and 1999. The loss reported in the accompanying consolidated financial statements may be greater or less than the taxable loss because some income and expense items are reported in different periods for income tax purposes.

      Net Loss Per Share - Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding for 2000 and 1999. These amounts were 8,893,250 and 8,827,636 shares each year, respectively. The potential common shares related to the 1995 Stock Option Plan (see Note 13) are antidilutive in 2000 and 1999, and therefore are not included in the diluted weighted average number of shares outstanding. The number of antidilutive potential common shares in 2000 and 1999 were 344,000 and, 344,000, respectively.

      Distributions - There were no distributions paid by the Company in 2000 or 1999.

      New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS 137, was adopted by the Company effective January 1, 2001. This statement establishes standards for accounting for derivative instruments and requires that an entity recognize derivatives as assets or liabilities on the balance sheet and measure those assets and liabilities at fair value. Management has not fully assessed the impact of adoption of the statement but does not anticipate it will have a significant impact on the Company's financial condition or results of operation.

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

      Reclassifications - Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on net loss and total shareholders' equity previously reported.

3. Operating Real Estate Assets


      The carrying value of operating real estate assets at December 31, 2000 is presented in the following table:

                                         December 31,
          (in thousands)                     2000
         --------------------------------------------

          Land                             $  5,505
          Buildings and improvements         12,387
          Personal property                     303
                                           --------
              Total                          18,195
          Less accumulated depreciation
              and amortization               (1,472)
                                           --------
              Net                          $ 16,723
                                           ========

      On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. from Pacific Securitization, Inc. for 1,613,070 shares of common stock of the Company. Novato Markets, Inc.'s only asset is 100% of the stock of P-Sub I, Inc., which owns two shopping centers in Sonoma County, California. Pacific Securitization, Inc., is a related party and shareholder of the Company. See Note 5 for further details on this transaction.

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

      Included in Construction in Progress is capitalized interest of $19,000 at December 31, 2000.

      At December 31, 2000, the Company's remaining multifamily property, Villa San Marcos, had an overall occupancy of 98% and the Northern California Shopping Centers were 97% occupied.

4.  Mortgage Related Assets

      Residual Interests

      The Company has in the past invested in Residual Interests in Collateralized Mortgage Bond issuances. During 1999 the Company sold its investment in Bankers Trust Series 1988-1 (BT88-1) for $300,000 resulting in a realized gain of approximately $97,000. In 2000, the Company recorded a loss due to other than temporary impairment of its investment in residual interests of $52,000 triggered by the decline in yield on LFR-9 below the risk-free rate. Presented in the following table is a schedule of the Residual Interests owned at December 31, 2000.

RESIDUAL INTERESTS
------------------
(Dollars in thousands)                                                                          Realized
                                                              Fair           Unrealized          (Loss)
                                                          Market Value          Gain           Considered
Residual                                  Purchase        December 31,       Considered        Other Than
Series                                     Price              2000            Temporary         Temporary
---------------------------------------------------------------------------------------------------------
Nonequity Residual Interests
----------------------------
LFR-9                                      2,589              $ 40               $18              $(52)
CMSC I                                     8,642                14                --                --
FHLMC 25                                   4,934                 2                --                --
FHLMC 21                                   5,361                 1                --                --
---------------------------------------------------------------------------------------------------------
                                                              $ 57               $18              $(52)
---------------------------------------------------------------------------------------------------------

      All of the Company's investments in mortgage related assets are subject to write down as a realized, other than temporary loss, whenever the yield on the projected cash flows is less than a risk free rate. If the yield on the projected cash flows is less than a risk free rate, the decline in value is considered to be "other than temporary" and the investment is written down to its fair value as the new cost basis. The amount of the write down is included in the Company's current earnings (i.e. accounted for as a realized loss).

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

      For investments in mortgage assets, the Company has recorded a cumulative net unrealized gain of approximately $2,000 as of December 31, 2000 and a cumulative net unrealized loss of approximately $16,000 as of December 31, 1999.

(Note 4, Mortgage Related Assets: continued)

      Interest Only (IO) Bonds

      The Company has in the past invested in Interest Only (IO) Bonds. On March 4, 1999, the Company sold its interest in its IO Bond, FNMA Series 1992-123 S for $782,879 and recorded a realized gain of approximately $8,000. In conjunction with this sale, the Company retired short-term debt of approximately $616,000. In June of 1999 Pru Home Mtg Corp Series 1992-7 reached its maturity. The Company no longer has any IO Bond investments.

      Commercial Securitizations

      The Company has in the past invested in Commercial Securitizations which include debt obligations that are issued in multiple classes and are funded as to the payment of interest and principal by a specific group of Mortgage Loans on multiple family or commercial real estate and other collateral. The Company had an investment in Prudential Securities Series 1993-6 which was redeemed in July 1999 for $633,000. This resulted in a realized gain of approximately $444,000. The Company currently has no investments in Commercial Securitizations.

5.  Exchange of Shares for Novato Markets.

      On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. ("Novato") from Pacific Securitization, Inc., ("Pacific") a related party and shareholder of the Company, in exchange for 1,613,070 shares of Common Stock (the "Shares") of the Company pursuant to an Agreement and Plan of Reorganization dated as of February 1, 1999, between the Company and Pacific. Pacific is indirectly principally owned by Lorraine O. Legg, the President and Chief Executive Officer and a director of the Company, and Patricia M. Howe, a director of the Company. Novato owns a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza, and owns a shopping center subject to a ground lease in Petaluma, California, named Midtown Center. The Shares were issued to Pacific under an exemption to the registration requirements of the Securities Act of 1933, as amended. Accordingly, the Shares are "restricted securities," as defined in Rule 144 of the Securities Act, and are not freely transferable. The share exchange is intended to be a tax free reorganization within the meaning of Section 368(a)(1) of the Internal Revenue Code of 1986, as amended.

      At the time of the acquisition, the real estate was subject to mortgage loans. The acquisition was valued based on the value of the assets and liabilities acquired as follows:

         (in thousands)                      December 31, 2000
         -----------------------------------------------------
         Real Estate
              Land                                $ 2,916
              Buildings and Improvements            5,055
         Cash and other assets                        559
         Notes payable on real estate              (5,985)
         Other liabilities assumed                   (102)
                                                  -------
         Net assets acquired                      $ 2,443
                                                  =======

      Subsequent to the acquisition, the company determined that certain of Novato's assets were obsolete and recognized a charge of approximately $330,000 included in write-off of and loss on disposal of property in the accompanying consolidated statement of operations.

6. Funds Paid to Trustee

      During the fourth quarter of 1998, the Trustee for Bankers Trust Series 1988-1 (the "Trustee"), a nonequity residual interest investment of the Company, inadvertently deposited approximately $1.2 million in the Company's accounts. In March 1999, the Company repaid $600,000 of such amount to the Trustee. On March 11, 1999, the Trustee filed an action in the United States District against the Company for alleged breach of contract, common count and conversion. On May 11, 1999 the Company and the Trustee reached settlement and agreed upon a plan of repayment whereby the Company paid $250,000 upon settlement and agreed to pay the balance in July 1999. This balance of approximately $368,000 was paid on July 23, 1999. In addition, the Company paid interest at the Federal Funds rate from December 21, 1998 to May 11, 1999 and at a rate of 10% thereafter. Total interest cost recorded under this arrangement was $11,000 in 1999.

7. Notes Payable on Real Estate

      The following table summarizes the debt outstanding on the properties as of December 31, 2000 .

(in thousands)

                             Principal Balance                             Interest                         Monthly
                                December 31,           Basis of              Rate                          Principal
                                ------------           Interest            Dec. 31,          Due         and Interest
Property                            2000                 Rate                2000            Date           Payment
---------------------------------------------------------------------------------------------------------------------
Villa San Marcos                   $6,618                Fixed                8.31%         4/1/07           $ 68

                                                                                           Due and
Novato Markets                      6,050                Fixed               15.00%        Payable             46
---------------------------------------------------------------------------------------------------------------------

Total                             $12,668                                                                    $114
=====================================================================================================================

      The note on Villa San Marcos is secured by real estate and is payable to PFL Life Insurance Company. This note was retired with the sale of the Villa San Marcos Apartments on August 19, 2002 (See Note 20, Subsequent Events.)

      The Novato Markets note payable accrues interest at a rate of 15.0%. The note is secured by real estate and is payable to Ocwen Federal Bank, FSB. This note was retired as part of a sale of Mountain Shadows Shopping Center on March 12, 2001 (See Note 20, Subsequent Events.)

      On February 28, 2000, the Company entered into a secured financing agreement with Cushman Capital for $660,000 for a term of eighteen months at a rate of 12.5%. Payments are interest only of $6,875 per month. The note is secured by a second deed of trust on Four Creeks Village Phase I apartments. This note was retired with the sale of Four Creeks Village in November of 2000 (See Note 6).

      The original scheduled principal payments to be made on notes payable on real estate outstanding at December 31, 2000, were as follows (in thousands).

                         Year               Amount
                         -------------------------
                         2001              $ 6,168
                         2002                  128
                         2003                  139
                         2004                  151
                         2005                  164
                         Thereafter          5,918
                         -------------------------
                         Total             $12,668
                         =========================

8. Short-term Debt

      At December 31, 2000, short-term borrowing consisted of a $121,000 loan from Pacific Securitization, Inc. (a related party and shareholder of the Company) and a $165,000 unsecured loan from TIS Financial Services, Inc. (TISFIS) a related party to the Company. The Company has no other committed lines of credit.

      The $121,000 loan from Pacific Securitization Inc., is an unsecured demand note which bears interest at 11.0%.

      The $165,000 loan from TISFIS is part of a $1,000,000 revolving line of credit to the Company from TISFIS. The amount outstanding at December 31, 2000 has a variable interest rate at the rate of prime plus one and one half percent and was scheduled to mature on September 30, 2002. The note was retired prior to its maturity. TISFIS and the Company have common ownership and executive officers and as such are related parties. Credit support to TISFIS includes guaranteed loans by a bank supported by guarantees from employees of TISFIS. This line is to provide working capital to the Company. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed.

9. Share Purchase from Turkey Vulture Fund XIII, Ltd.

      On February 2, 1999, the Company acquired 793,700 shares of its Common Stock from Turkey Vulture Fund XIII, Ltd. for $1,984,000, 20,000 shares of its Common Stock from Christopher L. Jarratt for $40,000 and 12,000 shares of its Common Stock from James G. Lewis for $24,000, pursuant to an Agreement dated as of February 1, 1999, among the Company, Turkey Vulture Fund, Richard M. Osborne, Third Capital, LLC, Mr. Jarratt and Mr. Lewis. Turkey Vulture Fund, Third Capital and Messrs. Osborne, Jarratt and Lewis agreed that, for a period of seven years, they will not directly or indirectly, among other things, effect or participate in or in any way assist any other person in effecting or participating in any acquisition of securities or rights to acquire securities or assets of the Company or its subsidiaries. The parties also agreed to a mutual general release of all claims arising out of or relating to the business or affairs of the Company or the ownership of its stock. Messrs. Osborne, Jarratt and Lewis resigned from the Company's Board of Directors, effective February 2, 1999. This share purchase and the acquisition of Novato (See Note 5) were approved by the Company's Board of Directors and, specifically, by directors with no financial interest in either transaction. The disinterested directors required that the share exchange transaction be closed as a condition to closing the share purchase transaction. The difference between the market value of the stock acquired by the Company ($671,000) and the amount paid for the shares ($2,048,000) is reflected as repurchase of common stock in excess of market (an expense) in the accompanying consolidated statements of operations.

10. Leasing Activity

      Future minimum rentals due under non-cancelable operating leases in effect at December 31, 2000 with tenants are as follows (in thousands):

                        Year               Amount
                        ----               ------
                        2001              $ 1,020
                        2002                  464
                        2003                  347
                        2004                  306
                        2005                  286
                        Thereafter          1,945

      In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to approximately $250,000 and $184,000 for the years ended December 31, 2000 and 1999, respectively. These amounts are included as rental revenue and rental expense in the accompanying statements of operations. Certain leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases were approximately $1,000 and $3,000 for the years ended December 31, 2000 and 1999, respectively. Certain leases contain options to renew.

11. Stock Options

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

      The Company accounts for stock options under APB Opinion 25 under which no compensation cost has been recognized. The Company has provided the following pro forma net income and earnings per share data as if compensation cost for the Plan had been provided for consistent with Statement of Financial Accounting Standards No. 123. The potential common shares related to the Plan are antidilutive in 2000 and 1999.

                                                          2000         1999
                                                          ----         ----

        Net Loss (in thousands):      As reported       ($2,954)     ($3,914)
                                      Pro forma          (2,954)      (3,921)

        Earnings per share            As reported        ($0.33)      ($0.44)
                                      Pro forma          ($0.33)      ($0.44)

      The following table summarizes the stock option activity for the years ended December 31, 2000 and 1999, respectively.

                                         Number of Share
                                        Options Outstanding
                                       ---------------------

     Balance, December 31, 1998               342,000
     Granted                                    5,000
     Expired                                   (3,000)
                                             --------
     Balance, December 31, 1999               344,000
     Granted                                       --
     Expired                                       --
                                             ========
     Balance, December 31, 2000               344,000
                                             ========

      There were no options granted or expired in 2000. During 1999, 3,000 options expired related to an unaffiliated director who resigned in 1998. No other options were exercised, forfeited, or expired during 2000, 1999 or 1998. As of December 31, 2000 and 1999, respectively, 344,000 of the options were exercisable. As of December 31, 2000, 56,000 shares were available under the Plan for granting further options. The options outstanding at December 31, 2000 have exercise prices of $1.08, $1.25, $1.22, $2.25 and $2.26 with a weighted average exercise price of $2.22 and a weighted average remaining contractual life of 4.8 years.

      The weighted average fair value of options granted in 1999 was $1.00. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Management made the following average assumptions for grants in 1999: risk-free interest rate of 5.88%, expected distribution yield of 0%, expected life of 10 years, and expected volatility of 112%.

12. Dividend Reinvestment and Share Purchase Plan

      The Company has a Dividend Reinvestment and Share Purchase Plan. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased.

13. Related Party Transactions

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

      The Company incurred expenses of $224,000 and $48,000 for the years ended December 31, 2000 and 1999 respectively under the expense sharing agreement with TISFIS.

      Advances to affiliates

      Amounts due from affiliates were $257,000 at December 31, 2000. These amounts represent reimbursements due for payroll and other expense advances from TIS Financial Services, Inc. (TISFIS) of $ 257,000. Each of the above is a related party by way of common management.

      Payable to affiliates

      Accounts payable to affiliates were $77,000 at December 31, 2000. These amounts include expense advances from TISFIS for $56,000 and an advance from E & L Associates of $21,000.

      In addition, short-term debt includes $165,000 at December 31, 2000 which is payable to TISFIS, a related party. (See Note 8.) The Company incurred interest expense on this debt of $25,000 in 2000 and $34,000 in 1999. Also included in short-term debt at December 31, 2000 is a loan from Pacific Securitization for $121,000. (See Note 8.)

      Advances from Officers of the Company totaled $81,000 during 2000.

      Included in interest expense in 1999 is $12,500 paid to a board member in 1999 as a loan fee.

14. Interest Income

      Interest income from Mortgage Related Assets consisted of the following:

                                                      Years Ended December 31,
                                                      ------------------------
        (in thousands)                                  2000              1999
        -----------------------------------------------------------------------

        Short-term Investments                           $11              $ 16
        Residual Interests                                60                27
        Interest Only (IO) Bonds                          --                80
        -----------------------------------------------------------------------

                 Total                                   $71              $123
        =======================================================================

15. Commitments and Contingencies

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

      Lease Commitments

      The Company has an operating lease on its office space and an operating ground lease. Rental expense in 2000 and 1999 was $278,000 and $270,000, respectively. Future minimum rental payments under non-cancelable operating and ground leases in effect at December 31, 2000 are as follows (in thousands):

               Year                Amount
               ----           --------------
               2001                   $ 280
               2002                      57
               2003                      13
               2004                      13
               2005                      13
               Thereafter               717

      The land on which the Midtown Shopping Center is located is owned by a third party and is subject to a ground lease. The ground lease expires in 2061, and unless the lease is extended, the use of the land, together with all improvements, will revert back to the third party.

16. Segment Data

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

      Details of the results of the Company's real estate operations and mortgage related investments are segregated in the accompanying statements of operations. The Company does not allocated overhead expenses to its segments nor does management consider such costs in its evaluation of each segment.

17. Supplemental Disclosure of Non-Cash Transactions

      The following items were non-cash transactions with regard to the acquisition of Novato Markets in the year ended December 31, 1999.


                                 NOVATO MARKETS

   (in thousands)                                                 1999
   -------------------------------------------------------------------------
      Issuance of stock for property
        Stock Issued                                                  $2,443
      Assets acquired and Liabilities assumed
        Real Estate                                                    7,971
        Cash and other assets                                            559
        Mortgages                                                     (5,985)
        Other liabilities assumed                                       (102)
                                                                     -------
                                                                      $2,443

18. Comprehensive Income

      The Company's comprehensive income includes the net loss as reported on the consolidated statements of operations, and the unrealized gain (loss) due to changes in the fair value of its available-for-sale investments that are reported as a component of shareholders' equity. The following table presents net loss adjusted by the change in unrealized gains or losses on available-for-sale investments as a component of comprehensive income (in thousands).

                                                                2000           1999
                                                                ----           ----
          Unrealized gain arising during the year:              $ 18           $ 544
          Reclassification adjustments for net realized
               gain on securities available for sale
               included in net loss during the year:              --            (549)
                                                                ----           -----
                                                                $ 18           ($  5)
                                                                ====           =====

19. Bankruptcy of P-SUB I, Inc. and Sale of Mountain Shadows Shopping Center

      In January of 2000, the Company received notice that its loan secured by the Novato Markets Properties of $6,237,000 had been sold to Ocwen Federal Bank, FSB. In March of 2000, the Company received a Notice of Maturity Default from Ocwen indicating that the Loan was considered by Ocwen to have matured on January 1, 2000 and therefore the entire outstanding principal balance was due and payable including penalties and interest triggered by the notice of default. The total amount payable to Ocwen was $6,418,000. The Company believed that it had an extension of this loan to June 1, 2000 and was in the process of arranging a refinance. The Company strongly disagreed with the Notice of Default.

      On May 1, 2000, the Company announced that P-SUB I, Inc. ("Borrower") filed on April 28, 2000, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken by P-SUB I in order to protect the shareholders equity pending a resolution of the Company's differences with its major lender, Ocwen Federal Bank FSB ("Lender"). The two parties had been unable to reach agreement on this matter. P-SUB I was in discussions with possible sources of replacement financing for the loan and in order to protect its rights and interests it elected to seek Chapter 11 relief.

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

(19. Bankruptcy of P-SUB I, Inc. and Sale of Mountain Shadows Shopping Center, continued)

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

      (5) The Borrower shall be required to pay $6,050,000 as follows to the Lender by paying $350,000 on or before November 15, 2000 and $5,700,000 on or before December 28, 2000 This amount shall bear interest at 15% per annum and interest payments are due on the 15th of each month. Principal of $6,050,000 was unpaid at December 31, 2000.

      (6) The Company agreed to keep the Chapter 11 proceeding open for 180 days from approval of the settlement, to pay the taxes, keep the property insured and to keep the property in good condition. The Borrower agreed to deliver to Lender an original Confidentiality Agreement and Agreement Regarding Covenant Not to Sue Lender executed by their counsel.

20.  Subsequent Events

      Bankruptcy of P-SUB I, Inc. and Sale of Mountain Shadows Shopping Center

      On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire debt in the amount of $6,150,000. Expenses of the sale paid at closing totaled approximately. $450,000 which left no net cash proceeds. The book value of the real estate assets sold was approximately $7,158,000 prior to the sale, which resulted in a loss on the sale of approximately $ 1,008,000.

      This sale fulfilled all requirements of the bankruptcy of P-SUB I, Inc. and the bankruptcy was discharged in April, 2001. The Company retained ownership of the Midtown Shopping Center in Petaluma, California.

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

      Investment in Mortgage Servicing Rights. (Unaudited)

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

                                               TIS MORTGAGE INVESTMENT COMPANY

Date: November 11, 2002                          By:   /s/ Lorraine O. Legg
                                                    ----------------------------
                                                    Lorraine O. Legg, Chief
                                                    Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                       Title                                   Date
---------                                       -----                                   ----
   /s/ Lorraine O. Legg            Director, President and                        November 11, 2002
---------------------------------- Principal Executive Officer
Lorraine O. Legg


   /s/ John E. Castello            Executive Vice President (Principal            November 11, 2002
---------------------------------- Financial Officer)
John E. Castello


   /s/ Douglas B. Fletcher         Director, Chairman of the Board                November 11, 2002
----------------------------------
Douglas B. Fletcher


   /s/ Anthony H. Barash           Director                                       November 11, 2002
----------------------------------
Anthony H. Barash


   /s/ Patricia M. Howe            Director                                       November 11, 2002
----------------------------------
Patricia M. Howe


   /s/ Robert W. Ledoux            Director                                       November 11, 2002
----------------------------------
Robert W. Ledoux


   /s/ J. David Schemel            Director                                       November 11, 2002
----------------------------------
 J. David Schemel

                                 CERTIFICATIONS

I, Lorraine O. Legg, certify that:

1. I have reviewed this annual report on Form 10-KSB of TIS Mortgage Investment Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: November 11, 2002               /s/ Lorraine O. Legg
                                      -------------------------------
                                      Lorraine O. Legg, President and
                                      Chief Executive Officer

I, John E. Castello, certify that:

1. I have reviewed this annual report on Form 10-KSB of TIS Mortgage Investment Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: November 11, 2002            By:   /s/ John E. Castello
                                      ------------------------------------------
                                      John E. Castello, Executive Vice President
                                      and Chief Financial Officer