Form 10QSB
period 2001-03-31
TIS MORTGAGE INVESTMENT CO
filed 2003-02-21
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

            Class of Common Stock         Outstanding at February 12, 2003
            ---------------------         --------------------------------
               $.001 Par Value                    8,893,250 Shares

Transitional Small Business Format:

                                 Yes |_| No |X|

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)                           Page Number

Consolidated Financial Statements                                       3

Condensed Consolidated Balance Sheets
          March 31, 2001                                                4

Condensed Consolidated Statements of Operations
          Three months ended March 31, 2001 and 2000                    5

Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 2001 and 2000                    6

Notes to Condensed Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis                          14

                          Part II. Other Information

Item 3.  Defaults Upon Senior Securities                               17

Item 4.  Submission of Matters to a Vote of Security Holders           17

Item 6.  Exhibits and Reports on Form 8-K                              17

Signatures                                                             17

Certifications                                                         19

                              EXPLANATORY STATEMENT

      This Form 10-QSB is being filed late. The information in the Form 10-QSB is as of March 31, 2001 unless otherwise indicated herein.

                          PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2000 Form 10-KSB of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

-------------------------------------------------------------------------------

(In thousands, except share data)                               March 31, 2001
-------------------------------------------------------------------------------

ASSETS
Operating Real Estate Assets, net                                  $  9,545

Mortgage Related Assets
      Residual Interests                                                 57
                                                                   --------
            Total Mortgage Related Assets                                57
                                                                   --------

Other Assets
      Cash and Cash Equivalents                                          10
      Restricted Cash                                                    89
      Accrued Interest and Accounts Receivable, Net                       4
      Construction in Progress                                          342
      Capitalized Loan Fees, Net                                        124
      Prepaid Expenses                                                  173
                                                                   --------
            Total Other Assets                                          742
                                                                   --------

            Total Assets                                           $ 10,344
                                                                   ========

---------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                       $  6,589
Payable to Directors, Officers and Affiliates,  Net                     270
Accounts Payable and Accrued Liabilities                              1,031
Accrued Interest Payable                                                 48
                                                                   --------
            Total Liabilities                                         7,938
                                                                   --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                                       9
Additional Paid-in Capital                                           76,467
Retained Deficit                                                    (74,072)
Accumulated Other Comprehensive Loss                                      2
                                                                   --------
            Total Shareholders' Equity                                2,406
                                                                   --------

            Total Liabilities and Shareholders' Equity             $ 10,344
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

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

--------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                 March 31
-------------------------------------------------------------------------------
(In thousands, except per share data)                          2001        2000
-------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                                    $    696    $    943
Operating and Maintenance Expenses                             (299)       (248)
Interest on Real Estate Notes Payable                          (392)       (498)
Property Taxes                                                  (60)        (83)
Depreciation and Amortization                                   (80)       (188)
Loss on Sale of Property                                       (878)         --
                                                           --------    --------
   Loss from Real Estate Operations                          (1,013)        (74)
                                                           --------    --------

MORTGAGE RELATED ASSETS
Interest                                                          2           8
                                                           --------    --------
   Income from Mortgage Related Assets                            2           8
                                                           --------    --------

OTHER EXPENSES
General and Administrative                                      252         332
Interest Expense                                                 11          14
Legal Expenses                                                   25          32
                                                           --------    --------
     Total Other Expenses                                       288         378
                                                           --------    --------

Net Loss                                                   $ (1,299)   $   (444)
                                                           ========    ========

-------------------------------------------------------------------------------

Basic and Diluted Net Loss per Share                       $  (0.15)   $  (0.05)

Distributions Declared per Share                           $   0.00    $   0.00

Weighted Average Number of Shares Outstanding                 8,893       8,893

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED)
                             (Amounts in Thousands)

                                                                         Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                             2001        2000
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                 $ (1,299)   $   (444)
Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
            Depreciation and Amortization                                      80         188
            Loss on Sale of Property                                          878          --
      Decrease (Increase) in Accrued Interest and Accounts Receivable           8          (4)
      Decrease in Prepaid Expenses                                             39          22
      Increase in Net Payable to Directors, Officers and Affiliates           160         119
      Decrease in Accounts Payable and Accrued Liabilities                    (43)       (612)
      (Decrease)  Increase in Accrued Interest Payable                        (37)        127
                                                                         --------    --------
                  Net Cash Used in Operating Activities                      (214)       (604)
                                                                         --------    --------

----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Increase in Restricted Cash                                                   (36)        (62)
Additions to Operating Real Estate Assets and Construction in Progress        (35)        (20)
Proceeds from Sale of Operating Real Estate                                 6,269          --
                                                                         --------    --------
                  Net Cash Provided by (Used in) Investment Activities      6,198         (82)
                                                                         --------    --------

----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                    --         (45)
Borrowings no Notes Payable on Real Estate                                     --         690
Payments on Notes Payable on Real Estate                                   (6,079)         --
                                                                         --------    --------
                  Net Cash Provided by (Used in) Financing Activities      (6,079)        645
                                                                         --------    --------

Net Change in Cash and Cash Equivalents                                       (95)        (41)
Cash and Cash Equivalents at Beginning of Period                              105          55
                                                                         --------    --------

Cash and Cash Equivalents at End of Period                               $     10    $     14
                                                                         ========    ========

----------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000.

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto. (See Note 10, Subsequent Events.)

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

      Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of March 31, 2001 and 2000, outstanding options for the purchase of up to 349,000 and 344,000 shares, respectively, of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

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

      New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Company effective January 1, 2001. This statement establishes standards for accounting for derivative instruments and requires that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure those assets and liabilities at fair value. The impact of adoption of the statement did not have a significant impact on the presentation of the Company's statements of financial position.

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

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit of Disposal Activities" (Statement No. 146), which supercedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." Statement 146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

Note 3. Operating Real Estate Assets

      The carrying value of operating real estate assets at March 31, 2001 is presented in the following table:

                                                                       March 31,
               (in thousands)                                            2001
               ----------------------------------------------------------------
               Land                                                    $  2,584
               Buildings and improvements                                 7,916
               Personal property                                            320
                                                                       --------
                   Total                                                 10,820
               Less accumulated depreciation
                   and amortization                                      (1,275)
                                                                       --------
                   Net                                                 $  9,545
                                                                       ========

      On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. from Pacific Securitization, Inc. for 1,613,070 shares of common stock of the Company. Novato Markets, Inc.'s only asset is 100% of the stock of P-Sub I, Inc., which owned two shopping centers in Sonoma County, California. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire liabilities in the amount of $6,280,000. Expenses of the sale paid at closing totaled approximately. $320,000 which left no net cash proceeds. The book value of the real estate assets sold was approximately $7,158,000 prior to the sale, which resulted in a loss on the sale of approximately $878,000. At March 31, 2001 the Company retained its ownership in the Midtown Shopping Center which was sold in 2002. See Note 10 for subsequent events.

      In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. At March 31, 2001 the company retained its ownership in the Villa San Marcos Apartments and 9.75 acres of land in Fresno, California. This apartment complex was subsequently sold in 2002. See Note 10 for subsequent events.

      At March 31, 2001, the Company's remaining multifamily property, Villa San Marcos, had an overall occupancy of 99.17% and the Midtown Shopping Center was 100% occupied.

Note 4. Mortgage Related Assets

      The Company has in the past invested in Residual Interests in Collateralized Mortgage Bond Issuances, Interest Only Bonds and Commercial Securitizations. The majority of these investments were sold prior to 2000. The following table shows the Book Value of these investments at March 31, 2001.

                              MORTGAGE INVESTMENTS

        (Dollars in thousands)
                                                                    Book Value
        Bond                                          Ownership      March 31,
        Series                                        Percentage       2001
        ------------------------------------------------------------------------

         Residual Interest Bonds
        LF Rothschild Mortgage Trust IX, Class f        100.00%         $ 40
        CMSC Series I                                    88.00%           14
        FHLMC Remic Series 25,  Class R                  55.00%            2
        FHLMC Remic Series 21, Class R                   62.50%            1
        ------------------------------------------------------------------------
           Total Residual Interests                                     $ 57
                                                                        ====

Note 5. Notes Payable on Real Estate

      The following table summarizes the debt outstanding on the properties as of March 31, 2001.

(in thousands)

                                                                 Interest                         Monthly
                         Principal Balance       Basis of          Rate                          Principal
                             March 31,           Interest        March. 31,        Due          and Interest
Property                         2001              Rate             2001           Date           Payment
----------------------------------------------------------------------------------------------------------------
Villa San Marcos                $6,589             Fixed            8.31%         4/1/07            $68
----------------------------------------------------------------------------------------------------------------

Total                           $6,589                                                              $68
================================================================================================================

      The note on Villa San Marcos is secured by real estate and is payable to PFL Life Insurance Company. This note was retired with the sale of the Villa San Marcos Apartments on August 19, 2002 (See Note 10, Subsequent Events.)

Note 6.  Payable to Directors, Officers & Affiliates

      At March, 2001, Payable to Directors, Officers and Affiliates totaled $270,000 and was comprised of the following:

                                                                (000's)
                                                                -------
        Payable to directors                                    $    83
        Advance from executive officer                               84
        Payable to Pacific Securitization, Inc. (PSI)               147
        Receivable from TIS Financial Services, Inc. (TISFIS)       (44)
                                                                -------
                                                                $   270
                                                                -------

      The payable to directors are accrued but unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11% and is payable on demand. The payable to Pacific Securitization Inc. is an unsecured demand note and bears interest at 11.0%. Pacific Securitization Inc. is a shareholder of the Company and a related party. The net receivable from TISFIS is net of advances made between the companies and a payable to TISFIS representing the net unreimbursed expenses under the expense sharing arrangement between the parties.

Note 7. Bankruptcy of P-SUB I, Inc. and Sale of Mountain Shadows Shopping Center

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

      On September 29, 2000, the Company and Ocwen entered into a Forbearance Agreement approved by the Court for settlement of this matter. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire the entire obligation to Ocwen Federal Bank of $6,150,000. This sale fulfilled all requirements of the bankruptcy of P-SUB I, Inc. and the bankruptcy was discharged in April, 2001. The Company retained ownership of the Midtown Shopping Center in Petaluma, California which was subsequently sold in 2002. (See Note 10, subsequent Events.)

Note 8. Reporting Comprehensive Income

      The Company's comprehensive income includes net income or loss reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net loss adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income.

        (in thousands)                             Three Months ended:
                                                        March 31,
                                                      2001        2000
                                                  --------    --------

        Net loss                                  $ (1,299)   $   (444)
        Net change in unrealized gains (losses)
            available for sale investments              --          (1)
                                                  --------    --------
        Comprehensive Loss                        $ (1,299)   $   (445)
                                                  ========    ========

Note 9. Segment Data

      The Company's operations consist of a real estate portfolio of multifamily residential housing and retail shopping centers as well as mortgage related investments in structured securities. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. For the quarter ended March, 2001, the real estate portfolio was the only material operating segment.

Note 10. Subsequent Events

      Refinance and Sale of Midtown Shopping Center.

      On May 2, 2001, the Company entered into a secured financing agreement with Cushman Capital for $230,000 for a term of twenty four months at a rate of 13.0%. Payments are interest only of $2,492 per month. The note is secured by a deed of trust on Midtown Shopping Center.

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

      Investment in Mortgage Servicing Rights.

      The Company has determined that it will continue its mortgage investment business by making a significant and focused investment in the development of a specialized mortgage banking and servicing business. On May 8, 2002 the company formed a new subsidiary, TiServ, Inc. ("TiServ") which will be the entity which will own servicing rights.

      The Company expects to enter into an agreement regarding the origination of new mortgage servicing with LoriMac, Inc. ("LoriMac"), a subsidiary of the former manager of the Company, TIS Financial Services, Inc. ("TISFS"). LoriMac was incorporated in Delaware on May 8, 2002, and commenced operations on May 8, 2002. LoriMac will provide the people and the facilities for a company which provides mortgage origination services to small banks, savings and loans and credit unions. LoriMac in return for its services receives fees from the originating institutions and services the loans created. LoriMac does not warehouse or close the loans for its own account or in its own name. The Company anticipates that it will acquire Preferred Stock in LoriMac which will have a non-voting, 99% economic interest in LoriMac. The Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination services operation. TiServ will be assigned the servicing rights created by LoriMac. LoriMac will continue to sub-service the loans on behalf of TiServ.

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

      In addition to historical information, this report includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may also include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, results from investments of the Company, fluctuations in interest rates, deterioration in asset and credit quality, changes in the availability of capital leading to among other things insufficient cash and liquidity, changes in business strategy or development plans, general economic or business conditions and the other factors discussed in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

                              RESULTS OF OPERATIONS

      The Company had a net loss of $1,299,000 or $0.15 per share, for the quarter ended March 31, 2001. This compares to a net loss of $444,000, or $0.05 per share, for the quarter ended March 31, 2000. The Company did not pay a dividend in the first quarter of either year.

      Real Estate operations generated a loss of $1,013,000 and $74,000 in the three months ended March 31, 2001 and 2000, respectively. The major reason for the increased loss was the $878,000 loss on the sale of the Mountain Shadows Shopping Center which occurred on March 12, 2001. Revenues and other expenses from real estate operations were all lower in the first quarter of 2001 since the operating performance of 2000 included both the Shady Land Apartment Complex and the Four Creeks Village Complex, both of which were sold later in the year 2000.

      Income from Mortgage Related Assets declined from $8,000 in the first quarter of 2000 to $2,000 in the first quarter of 2001. The decline in income from mortgage related assets was due to the sale or redemption of mortgage investments in 2000.

      For the three months ended March 31, 2001, general and administrative expense totaled $252,000 as compared to $332,000 in the comparable prior year period. The decrease in expense is primarily attributable to a curtailment of the Company's real estate operations.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of, mortgage instruments, multifamily residential properties and other real estate investments.

      The Company's cash flows for the three months ended March 31, 2001 and 2000 are as follows:

        (in thousands)                                    2001     2000
        ------------------------------------------------------    -----

        Used in Operating Activities                   $  (214)   $(604)
        (Used in) Provided by Financing Activities      (6,079)     645
        Provided by (Used in)  Investment Activities     6,198      (82)
                                                       -------    -----
        Net Decrease in
            Cash and Cash Equivalents                  $   (95)   $ (41)
                                                       =======    =====

      At March 31, 2001, the Company had unrestricted cash and cash equivalents of $10,000.

      The Company has no significant commitments for capital expenditures relating to the real estate operations as of March 31, 2001 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

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

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 12, 2003, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of February 12, 2003, that the proceeds from the sale of real estate and debt financing will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto. See Note 10 to the Financial Statements regarding Subsequent Events.

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

PART II - OTHER INFORMATION

ITEM 3. Defaults upon Senior Securities

            In March of 2000, the Company received a notice of Maturity Default from Ocwen Federal Bank, FSB indicating that the loan secured by Novato Markets Properties was considered by Ocwen to have matured on January 1, 2000 and therefore the entire outstanding principal balance was due and payable including penalties and interest. As described in Note 7 to the Financial Statements, all amounts due and owing to Ocwen were paid in full prior to the filing date of this report.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Registrant held an annual meeting of stockholders on January 26, 2001. Registrant's stockholders voted to elect two directors to serve for three years. The votes for the nominees were as follows:

             Nominee                  Votes For          Votes Withheld
             -------                  ---------          --------------

         Patricia M. Howe             8,101,624              15,466
         Robert W. Ledoux             8,101,624              15,466

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

      (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TIS MORTGAGE INVESTMENT COMPANY


 February 12, 2003                    BY:  /s/  Lorraine O. Legg
--------------------                     ---------------------------------------
       Date                              Lorraine O. Legg, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


February 12, 2003                     BY:  /s/  John E. Castello
-------------------                      ---------------------------------------
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


Date: February 12, 2003               /s/ Lorraine O. Legg
                                     -------------------------------------------
                                     Lorraine O. Legg, President and
                                     Chief Executive Officer

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


Date: February 12, 2003               /s/ John E. Castello
                                     -------------------------------------------
                                     John E. Castello, Executive Vice President
                                     and Chief Financial Officer