Form 10QSB
period 2001-06-30
TIS MORTGAGE INVESTMENT CO
filed 2003-02-21
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                   ----------

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
        $.001 Par Value                               8,893,250 Shares

Transitional Small Business Format:

                                 Yes |_| No |X|

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index

                          Part I. Financial Information

                                                                           Page
Item 1.  Financial Statements (Unaudited)                                 Number

Consolidated Financial Statements                                            3

Condensed Consolidated Balance Sheets
         June 30, 2001                                                       4

Condensed Consolidated Statements of Operations
         Three months and Six months ended June 30, 2001 and 2000            5

Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 2001 and 2000                             6

Notes to Condensed Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis                               14

                           Part II. Other Information

Item 3.  Defaults Upon Senior Securities                                    17

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  17

Certifications                                                              19

                              EXPLANATORY STATEMENT

      This Form 10-QSB is being filed late. The information in the Form 10-QSB is as of June 30, 2001 unless otherwise indicated herein.

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

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
--------------------------------------------------------------------------------

(In thousands, except share data)                                 June 30, 2001
--------------------------------------------------------------------------------

ASSETS
Operating Real Estate Assets, net                                      $  9,490

Mortgage Related Assets
      Residual Interests                                                     17
                                                                       --------
            Total Mortgage Related Assets                                    17
                                                                       --------

Other Assets
      Cash and Cash Equivalents                                               3
      Restricted Cash                                                        63
      Accrued Interest and Accounts Receivable, Net                           6
      Construction in Progress                                              348
      Capitalized Loan Fees, Net                                            118
      Prepaid Expenses                                                      146
                                                                       --------
            Total Other Assets                                              684
                                                                       --------

            Total Assets                                               $ 10,191
                                                                       ========

--------------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                           $  6,790
Payable to Directors, Officers and Affiliates, Net                          303
Accounts Payable and Accrued Liabilities                                    924
Accrued Interest Payable                                                     48
                                                                       --------
            Total Liabilities                                             8,065
                                                                       --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                                           9
Additional Paid-in Capital                                               76,467
Retained Deficit                                                        (74,352)
Accumulated Other Comprehensive Loss                                          2
                                                                       --------
            Total Shareholders' Equity                                    2,126
                                                                       --------

            Total Liabilities and Shareholders' Equity                 $ 10,191
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

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

                                              Three Months Ended             Six Months Ended
                                                    June 30                       June 30
                                            ----------------------        ----------------------
                                               2001           2000           2001           2000
------------------------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                     $   370        $   970        $ 1,066        $ 1,913
Operating and Maintenance Expenses             (121)          (278)          (420)          (526)
Depreciation and Amortization                   (62)          (187)          (142)          (375)
Interest on Real Estate Notes Payable          (162)          (498)          (554)          (996)
Property Taxes                                  (36)           (80)           (95)          (163)
Loss on Sale of Property                         --             --           (878)            --
                                            -------        -------        -------        -------
Loss from Real Estate Operations                (11)           (73)        (1,023)          (147)
                                            -------        -------        -------        -------

MORTGAGE RELATED ASSETS
Interest
      Short-term Investments                     --              1             --              1
      Residual Interests                          2             47              3             55
                                            -------        -------        -------        -------
Income from Mortgage Related Assets               2             48              3             56
                                            -------        -------        -------        -------

OTHER EXPENSES
General and Administrative                      222            426            474            758
Interest Expense                                 14             35             25             49
Legal Expense                                    35             46             60             78
                                            -------        -------        -------        -------
      Total Other Expenses                      271            507            559            885
                                            -------        -------        -------        -------

   Net Loss                                 $  (280)       $  (532)       $(1,579)       $  (976)
                                            =======        =======        =======        =======

================================================================================================

Basic and Diluted Net Loss per Share        $ (0.03)       $ (0.06)       $ (0.18)       $ (0.11)

Weighted Average Shares Outstanding           8,893          8,893          8,893          8,893
------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             --------------------
                                                                                2001         2000
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $(1,579)       $(976)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
            Depreciation and Amortization                                        142          375
            Loss on Sale of Property                                             878           --
Decrease (Increase) in Accrued Interest and Accounts Receivable                    6          (26)
Decrease in Prepaid Expenses                                                      66           41
Increase in Net Payable to Directors, Officers and Affiliates,                   193          126
Decrease in Accounts Payable and Accrued Liabilities                            (150)        (289)
(Decrease) Increase in Accrued Interest Payable                                  (37)         133
                                                                             -------        -----
                  Net Cash Used in Operating Activities                         (481)        (616)
                                                                             -------        -----

-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Decrease (Increase) in Restricted Cash                                           (10)          45
Additions to Operating Real Estate Assets and Construction in Progress           (45)         (83)
Proceeds from Sale of Operating Real Estate                                    6,269           --
Proceeds from Sale of Mortgage Related Assets                                     43           --
                                                                             -------        -----
                  Net Cash Provided by (Used in) Investment Activities         6,257          (38)
                                                                             -------        -----

-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Short-term Debt                                                       --          (60)
Borrowings on Notes Payable on Real Estate                                       230          701
Payments on Notes Payable on Real Estate                                      (6,108)          --
                                                                             -------        -----
                  Net Cash Provided by (Used in) Financing Activities         (5,878)         641
                                                                             -------        -----

Net Change in Cash and Cash Equivalents                                         (102)         (13)
Cash and Cash Equivalents at Beginning of Period                                 105           55
                                                                             -------        -----

Cash and Cash Equivalents at End of Period                                   $     3        $  42
                                                                             =======        =====

-------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000.

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

      Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of June 30, 2001 and 2000, outstanding options for the purchase of up to 349,000 and 344,000 shares, respectively, of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

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

Note 3. Operating Real Estate Assets

      The carrying value of operating real estate assets at June 30, 2001 is presented in the following table:

                                                                 June 30,
      (in thousands)                                               2001
      -------------------------------------------------------------------
      Land                                                       $  2,584
      Buildings and improvements                                    7,916
      Personal property                                               327
                                                                 --------
          Total                                                    10,827
      Less accumulated depreciation
          and amortization                                         (1,337)
                                                                 --------
          Net                                                    $  9,490
                                                                 ========

      On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. from Pacific Securitization, Inc. for 1,613,070 shares of common stock of the Company. Novato Markets, Inc.'s only asset is 100% of the stock of P-Sub I, Inc., which owned two shopping centers in Sonoma County, California. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire liabilities in the amount of $6,280,000. Expenses of the sale paid at closing totaled approximately. $320,000 which left no net cash proceeds. The book value of the real estate assets sold was approximately $7,158,000 prior to the sale, which resulted in a loss on the sale of approximately $878,000. At June 30, 2001 the Company retained its ownership in the Midtown Shopping Center which was sold in 2002. See Note 10 for subsequent events.

      In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. At June 30, 2001 the company retained its ownership in the Villa San Marcos Apartments and 9.75 acres of land in Fresno, California. This apartment complex was subsequently sold in 2002. See Note 10 for subsequent events.

      At June 30, 2001, the Company's remaining multifamily property, Villa San Marcos, had an overall occupancy of 96.67% and the Midtown Shopping Center was 100% occupied.

Note 4. Mortgage Related Assets

      The Company has in the past invested in Residual Interests in Collateralized Mortgage Bond Issuances, Interest Only Bonds and Commercial Securitizations. The majority of these investments were sold prior to 2000. The following table shows the Book Value of these investments at June 30, 2001. In June of 2001, the Company sold its interest in LF Rothschild Mortgage Trust IX, Class F for $41,000.

           MORTGAGE INVESTMENTS
      (Dollars in thousands)

                                                                    Book Value
      Bond                                         Ownership         June 30,
      Series                                      Percentage           2001
      --------------------------------------------------------------------------
      Residual Interest Bonds
      LF Rothschild Mortgage Trust IX, Class F      100.00%            $--        Sold in June 2001
      CMSC Series I                                  88.00%             14
      FHLMC Remic Series 25, Class R                 55.00%              2
      FHLMC Remic Series 21, Class R                 62.50%              1
      ---------------------------------------------------------------------------------------------
         Total Residual Interests                                      $17
                                                                       ===

Note 5. Notes Payable on Real Estate

      The following table summarizes the debt outstanding on the properties as of June 30, 2001.

(in thousands)                                          Interest                 Monthly
                    Principal Balance     Basis of        Rate                  Principal
                         June 30,         Interest      June 30,       Due    and Interest
Property                   2001             Rate          2001         Date      Payment
------------------------------------------------------------------------------------------
Villa San Marcos          $6,560            Fixed         8.31%       4/1/07       $68

Midtown Shopping             230            Fixed         13.0%       5/1/03         2
------------------------------------------------------------------------------------------

Total                     $6,790                                                   $70
==========================================================================================

      On May 2, 2001, the Company entered into a secured financing agreement with Cushman Capital with a note secured by a deed of trust on the Midtown Shopping Center. The note is for $230,000 and has a term of twenty four months at a rate of 13.0%. Payments are interest only of $2,492 per month.

      The note on Villa San Marcos is secured by real estate and is payable to PFL Life Insurance Company. This note was retired with the sale of the Villa San Marcos Apartments on August 19, 2002 (See Note 10, Subsequent Events.)

Note 6. Payable to Directors, Officers & Affiliates

      At June 30, 2001, Payable to Directors, Officers and Affiliates totaled $303,000 and was comprised of the following:

                                                                       (000's)
                                                                       -------
            Payable to directors                                        $  98
            Advance from executive officer                                 86
            Payable to Pacific Securitization, Inc. (PSI)                 164
            Receivable from TIS Financial Services, Inc. (TISFIS)         (45)
                                                                        -----
                                                                        $ 303
                                                                        =====

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

                                                 Three Months Ended:     Six Months Ended:
      (in thousands)                                   June 30                June 30
                                                   2001       2000        2001        2000
                                                 -------------------    ------------------
      Net loss                                    $(280)     $(532)     $(1,579)     $(976)
      Net change in unrealized gains (losses)
          available for sale investments             --         (1)          --         (2)
                                                  ----------------      ------------------
      Comprehensive loss                          $(280)     $(533)     $(1,579)     $(978)
                                                  ================      ==================

Note 9. Segment Data

      The Company's operations consist of a real estate portfolio of multifamily residential housing and retail shopping centers as well as mortgage related investments in structured securities. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. For the six months ended June 30, 2001, the real estate portfolio was the only material operating segment.

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

                              RESULTS OF OPERATIONS

      The Company had net losses of $280,000 or $0.03 per share and $1,579,000 or $0.18 per share for the quarter and six months ended June 30, 2001, respectively. This compares to net losses of $532,000, or $0.06 per share and $976,000 or $0.11 per share, for the quarter and six months ended June 30, 2000. The Company did not pay a dividend in the first six months of either year.

      Real Estate operations generated a loss of $11,000 and $1,023,000 for the quarter and six months ended June 30, 2001 and $73,000 and $147,000 for the quarter and six months ended June 30, 2000, respectively. The major reason for the increased loss in the six months period was the $878,000 loss on the sale of the Mountain Shadows Shopping Center which occurred on March 12, 2001. Revenues and other expenses from real estate operations were all lower in the quarter and six months ended June 30, 2001 since the operating performance of 2000 included the Shady Lane Apartment Complex and the Four Creeks Village Complex, both of which were sold later in the year 2000.

      Income from Mortgage Related Assets declined from $48,000 in the second quarter of 2000 to $2,000 in the second quarter of 2001. The decline in income from mortgage related assets was due to the sale or redemption of mortgage investments in 2000.

      For the quarter and six months ended June 30, 2001, general and administrative expense totaled $222,000 and $474,000, respectively, as compared to $426,000 and $758,000 in the comparable prior year periods. The decrease in expense is primarily attributable to a curtailment in the Company's real estate operations.

      Legal Expense was $35,000 and $60,000 for the quarter and six months ended June 30, 2001 as compared to $46,000 and $78,000 for the quarter and six months ended June 30, 2000. The decline from 2000 to 2001 in both the quarter and six months was due to lower legal expenses related to the Company's sale of properties.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of, mortgage instruments, multifamily residential properties and other real estate investments.

      The Company's cash flows for the six months ended June 30, 2001and 2000 are as follows:

      (in thousands)                                      2001       2000
      -------------------------------------------------------------------

      Used in Operating Activities                     $  (481)     $(616)
      (Used in) Provided by Financing Activities        (5,878)       641
      Provided by (Used in) Investment Activities        6,257        (38)
                                                       ------------------
      Net Decrease in
          Cash and Cash Equivalents                    $  (102)     $ (13)
                                                       ==================

      At June 30, 2001, the Company had unrestricted cash and cash equivalents of $3,000.

      The Company has no significant commitments for capital expenditures relating to the real estate operations as of June 30, 2001 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

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

      (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

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


Date: February 12, 2003                 /s/ Lorraine O. Legg
                                        ----------------------------------------
                                        Lorraine O. Legg, President and
                                        Chief Executive Officer

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


Date: February 12, 2003                 /s/ John E. Castello
                                        ----------------------------------------
                                        John E. Castello, Executive Vice
                                        President and Chief Financial Officer