Form 10QSB
period 2001-09-30
TIS MORTGAGE INVESTMENT CO
filed 2003-02-21
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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
        $.001 Par Value                                8,893,250 Shares

Transitional Small Business Format:

                                 Yes |_| No |X|

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index

                          Part I. Financial Information

                                                                           Page
Item 1.  Financial Statements (Unaudited)                                 Number

Consolidated Financial Statements                                            3

Condensed Consolidated Balance Sheets
         September 30, 2001                                                  4

Condensed Consolidated Statements of Operations
         Three months and Nine months ended September 30, 2001 and 2000      5

Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 2001 and 2000                       6

Notes to Condensed Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis                               14

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  17

Certifications                                                              19

                              EXPLANATORY STATEMENT

      This Form 10-QSB is being filed late. The information in the Form 10-QSB is as of September 30, 2001 unless otherwise indicated herein.

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

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                 TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

--------------------------------------------------------------------------------
(In thousands, except share data)                             September 30, 2001
--------------------------------------------------------------------------------

ASSETS
Operating Real Estate Assets, net                                  $  9,456

Mortgage Related Assets
      Residual Interests                                                 17
                                                                   --------
            Total Mortgage Related Assets                                17
                                                                   --------

Other Assets
      Cash and Cash Equivalents                                           3
      Restricted Cash                                                    78
      Accrued Interest and Accounts Receivable, Net                       3
      Construction in Progress                                          348
      Capitalized Loan Fees, Net                                        113
      Prepaid Expenses                                                  120
                                                                   --------
            Total Other Assets                                          665
                                                                   --------

            Total Assets                                           $ 10,138
                                                                   ========

--------------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                       $  6,763
Payable to Directors, Officers and Affiliates, Net                      441
Accounts Payable and Accrued Liabilities                                972
Accrued Interest Payable                                                 48
                                                                   --------
            Total Liabilities                                         8,224
                                                                   --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                                       9
Additional Paid-in Capital                                           76,467
Retained Deficit                                                    (74,564)
Accumulated Other Comprehensive Loss                                      2
                                                                   --------
            Total Shareholders' Equity                                1,914
                                                                   --------

            Total Liabilities and Shareholders' Equity             $ 10,138
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

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

                                                   Three Months Ended         Nine Months Ended
                                                      September 30              September 30
                                                  --------------------      --------------------
                                                     2001         2000         2001         2000
------------------------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                           $   385      $   982      $ 1,450      $ 2,895
Operating and Maintenance Expenses                   (137)        (227)        (558)        (753)
Depreciation and Amortization                         (63)        (191)        (205)        (566)
Interest on Real Estate Notes Payable                (147)        (613)        (700)      (1,609)
Property Taxes                                        (32)         (79)        (128)        (242)
Loss on Sales of Property                              --         (274)        (878)        (274)
                                                  -------      -------      -------      -------
Gain (Loss) from Real Estate Operations                 6         (402)      (1,019)        (549)
                                                  -------      -------      -------      -------

MORTGAGE RELATED ASSETS
Interest
      Short-term Investments                           --            1           --            2
      Residual Interests                               --            3            4           58
                                                  -------      -------      -------      -------
      Income from Mortgage Related Assets              --            4            4           60
                                                  -------      -------      -------      -------

OTHER EXPENSES
General and Administrative                            200          228          672          986
Interest Expense                                       14           45           40           94
Legal Expense                                           4           26           64          104
                                                  -------      -------      -------      -------
      Total Other Expenses                            218          299          776        1,184
                                                  -------      -------      -------      -------

   Net Income (Loss)                              $  (212)     $  (697)     $(1,791)     $(1,673)
                                                  =======      =======      =======      =======

================================================================================================

Basic and Diluted Net Income (Loss) per Share     $ (0.02)     $ (0.08)     $ (0.20)     $ (0.19)

Weighted Average Shares Outstanding                 8,893        8,893        8,893        8,893

------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                      2001         2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                           $(1,791)     $(1,673)
Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
            Depreciation and Amortization                                              205          566
            Loss on Sale of Property                                                   878           --
            Loss on Sales of Mortgage Related Assets                                    --          274
      Decrease (Increase) in Accrued Interest and Accounts Receivable                    9          (33)
      Decrease in Prepaid Expenses                                                      92           65
      Increase in Net Payable to Directors, Officers and Affiliates                    325           73
      (Decrease) Increase in Accounts Payable and Accrued Liabilities                 (102)        (179)
      (Decrease) Increase in Accrued Interest Payable                                  (37)          89
                                                                                   -------      -------
                  Net Cash Used in Operating Activities                               (421)        (818)
                                                                                   -------      -------

-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Decrease (Increase) in Restricted Cash                                                 (25)          18
Additions to Operating Real Estate Assets                                              (63)          (2)
Proceeds from Sale of Operating Real Estate                                          6,269           --
Proceeds from Sale of Mortgage Related Assets                                           --        1,615
                                                                                   -------      -------
                  Net Cash Provided by Investment Activities                         6,224        1,635
                                                                                   -------      -------

-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Short-term Debt                                                             --           36
Borrowings on Notes Payable on Real Estate                                             230           --
Payments on Notes Payable on Real Estate                                            (6,135)        (563)
                                                                                   -------      -------
                  Net Cash Used in Financing Activities                             (5,905)        (527)
                                                                                   -------      -------

Net Increase (Decrease) in Cash and Cash Equivalents                                  (102)         290
Cash and Cash Equivalents at Beginning of Period                                       105           55
                                                                                   -------      -------

Cash and Cash Equivalents at End of Period                                         $     3      $   345
                                                                                   =======      =======

-------------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000.

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

      Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of September 30, 2001 and 2000, outstanding options for the purchase of up to 349,000 and 344,000 shares, respectively, of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

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

Note 3. Operating Real Estate Assets

      The carrying value of operating real estate assets at September 30, 2001 is presented in the following table:

                                                                 Sept. 30,
      (in thousands)                                               2001
      -------------------------------------------------------------------
      Land                                                       $  2,584
      Buildings and improvements                                    7,916
      Personal property                                               357
          Total                                                    10,857
                                                                 --------
      Less accumulated depreciation
          and amortization                                         (1,401)
                                                                 --------
          Net                                                    $  9,456
                                                                 ========

      On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. from Pacific Securitization, Inc. for 1,613,070 shares of common stock of the Company. Novato Markets, Inc.'s only asset is 100% of the stock of P-Sub I, Inc., which owned two shopping centers in Sonoma County, California. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire liabilities in the amount of $6,280,000. Expenses of the sale paid at closing totaled approximately. $320,000 which left no net cash proceeds. The book value of the real estate assets sold was approximately $7,158,000 prior to the sale, which resulted in a loss on the sale of approximately $878,000. At September 30, 2001 the Company retained its ownership in the Midtown Shopping Center which was sold in 2002. See Note 10 for subsequent events.

      In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. At September 30, 2001 the company retained its ownership in the Villa San Marcos Apartments and 9.75 acres of land in Fresno, California. This apartment complex was subsequently sold in 2002. See Note 10 for subsequent events.

      At September 30, 2001, the Company's remaining multifamily property, Villa San Marcos, had an overall occupancy of 97.5% and the Midtown Shopping Center was 100% occupied.

Note 4. Mortgage Related Assets

      The Company has in the past invested in Residual Interests in Collateralized Mortgage Bond Issuances, Interest Only Bonds and Commercial Securitizations. The majority of these investments were sold prior to 2000. The following table shows the Book Value of these investments at September 30, 2001.

           MORTGAGE INVESTMENTS
      (Dollars in thousands)

                                                                    Book Value
      Bond                                         Ownership       September 30,
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
                                                                       ===

Note 5. Notes Payable on Real Estate

      The following table summarizes the debt outstanding on the properties as of September 30, 2001 .

(in thousands)
                                                    Interest                   Monthly
                  Principal Balance   Basis of        Rate                    Principal
                    September 30,     Interest      Sept. 30,       Due     and Interest
Property                 2001           Rate          2000          Date       Payment
----------------------------------------------------------------------------------------
Villa San Marcos        $6,533         Fixed          8.31%        4/1/07        $68

Midtown Shopping           230         Fixed          13.0%        5/1/03          2
----------------------------------------------------------------------------------------

Total                   $6,763                                                   $70
========================================================================================

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

Note 6. Payable to Directors, Officers & Affiliates

      At September 30, 2001, Payable to Directors, Officers and Affiliates totaled $441,000 and was comprised of the following:

                                                                     (000's)
                                                                     -------
            Payable to directors                                      $ 113
            Advance from executive officer                               88
            Payable to Pacific Securitization, Inc. (PSI)               272
            Receivable from TIS Financial Services, Inc. (TISFIS)       (32)
                                                                      -----
                                                                      $ 441
                                                                      =====

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

      On September 29, 2000, the Company and Ocwen entered into a Forbearance Agreement approved by the Court for settlement of this matter. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire the entire obligation to Ocwen Federal Bank of $6,150,000. This sale fulfilled all requirements of the bankruptcy of P-SUB I, Inc. and the bankruptcy was discharged in April, 2001. The Company retained ownership of the Midtown Shopping Center in Petaluma, California which was subsequently sold in 2002. (See Note 10 of the related Financial Statements)

Note 8 Reporting Comprehensive Income

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

                                                     Three Months Ended:            Nine Months Ended:
      (In thousands)                                     September 30                  September 30
                                                      2001          2000            2001            2000
                                                     -------------------         -----------------------
      Net income (loss)                              $(212)        $(697)        $(1,791)        $(1,673)
      Net change in unrealized gains (losses)
          available for sale investments                --            --              --              (2)
                                                     -------------------         -----------------------
      Comprehensive loss                             $(212)        $(697)        $(1,791)        $(1,675)
                                                     ===================         =======================

Note 9. Segment Data

      The Company's operations consist of a real estate portfolio of multifamily residential housing and retail shopping centers as well as mortgage related investments in structured securities. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. For the nine months ended September 30, 2001, the real estate portfolio was the only material operating segment.

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

                              RESULTS OF OPERATIONS

      The Company had net losses of $212,000 or $0.02 per share and $1,791,000 or $0.20 per share for the quarter and nine months ended September 30, 2001, respectively. This compares to net losses of $697,000, or $0.08 per share and a loss of $1,673,000 or $0.19 per share, for the quarter and nine months ended September 30, 2000. The Company did not pay a dividend in the first nine months of either year.

      Real Estate operations generated income of $6,000 and a loss of $1,019,000 for the quarter and nine months ended September 30, 2001 and losses of $402,000 and $549,000 for the quarter and nine months ended September 30, 2000, respectively. The major reason for the increased loss in the nine months period was the $878,000 loss on the sale of the Mountain Shadows Shopping Center which occurred on March 12, 2001. Revenues and other expenses from real estate operations were all lower in the quarter and nine months ended September 30, 2001 since the operating performance of 2000 included the Shady Lane Apartment Complex and the Four Creeks Village Complex, both of which were sold later in the year 2000.

      Income from Mortgage Related Assets declined in both the quarter comparison and the nine month comparison due to the sale or redemption of mortgage investments in 2000.

      For the quarter and nine months ended September 30, 2001, general and administrative expense totaled $200,000 and $672,000, respectively, as compared to $228,000 and $986,000 in the comparable prior year periods. The decrease in expense is primarily attributable to a curtailment of the Company's real estate operations.

      Legal Expense was $4,000 and $64,000 for the quarter and nine months ended June 30, 2001 as compared to $26,000 and $104,000 for the quarter and nine months ended June 30, 2000. The decline from 2000 to 2001 in both the quarter and nine months was due to lower legal expenses related to the Company's sale of properties.

                         LIQUIDITY AND CAPITAL RESOURCES

            The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of, mortgage instruments, multifamily residential properties and other real estate investments.

      The Company's cash flows for the nine months ended September 30, 2001 and 2000 are as follows:

      (in thousands)                                  2001           2000
      -------------------------------------------------------------------
      Used in Operating Activities                 $  (421)       $  (818)
      Used in Financing Activities                  (5,905)          (527)
      Provided by Investment Activities              6,224          1,635
                                                   ----------------------
      Net (Decrease) Increase in
          Cash and Cash Equivalents                $  (102)       $   290
                                                   ======================

      At September 30, 2001, the Company had unrestricted cash and cash equivalents of $3,000.

      The Company has no significant commitments for capital expenditures relating to the real estate operations as of September 30, 2001 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

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

      (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2001. .

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