Form 10KSB
period 2001-12-31
TIS MORTGAGE INVESTMENT CO
filed 2003-02-21
CIK 833088

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____.

Issuer's revenues for the fiscal year ended December 31, 2001: $1,892,000

As of February 12, 2003 the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the price on that date of the shares) was approximately $3,341,000.

As of February 12, 2003, there were 8,893,250 shares of Common Stock outstanding.

                   Documents Incorporated by Reference: None.

                         TIS MORTGAGE INVESTMENT COMPANY
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

PART I                                                                      Page

Item 1:  Business                                                              3
Item 2:  Properties                                                           13
Item 3:  Legal Proceedings                                                    14
Item 4:  Submission of Matters to a Vote of Security Holders                  15

PART II

Item 5:  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                  15
Item 6:  Management's Discussion and Analysis                                 16
Item 7:  Financial Statements and Supplementary Data                          26
Item 8:  Changes in and Disagreements with Accountants                        26

PART III

Item  9: Information about Directors and Executive Officers of the
         Registrant                                                           27
Item 10: Executive Compensation                                               28
Item 11: Security Ownership of Certain Beneficial Owners and Management       30
Item 12: Certain Relationships and Related Transactions                       32
Item 13: Exhibits and Reports on Form 8-K                                     34

      In addition to historical information, this annual report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, beliefs, expectations and intentions. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "RISK Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company For Fiscal Year 2002 and beyond, and any current reports on Form 8-K filed by the Company.

                              EXPLANATORY STATEMENT

      The information contained in this Form 10-KSB is as of February 12, 2003 unless otherwise indicated herein.

                                     PART I

Item 1.  Business.

                                  Introduction

Primary Business Activity

      TIS Mortgage Investment Company, a Maryland corporation formed on May 11, 1988 (the "Company" or the "Registrant"), is a self-managed real estate investment trust or REIT.

      The Company's business is to invest in mortgage related assets, multifamily real estate, family shopping centers and real estate development projects. The Company has, in years before 1994, primarily invested in various classes of derivative mortgage instruments such as Residual Interests in CMOs. The Company broadened its investment emphasis from mortgage securities to include equity investments in real estate in 1994. The Company expects that the future emphasis of the Company will also include a specialized mortgage banking and servicing business.

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

      Sale of Mountain Shadows Plaza. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire liabilities in the amount of $6,280,000. Expenses of the sale paid at closing totaled approximately $320,000 which left no net cash proceeds. The book value of the real estate assets sold was approximately $7,158,000 prior to the sale, which resulted in a loss on the sale of approximately $878,000.

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

Limitation on Use of Net Operating Loss Carryforwards.

      As of December 31, 2001, the Company had a consolidated net operating loss carryforward of approximately $64 million for Federal income tax purposes. This number is based upon actual Federal consolidated income tax filings for the periods through December 31, 2000 and an estimate of the 2001 taxable loss. Some or all of the carryforward may be available to the Company to offset, for Federal income tax purposes, the future taxable income, if any, of the Company and its wholly-owned subsidiaries, subject to the limitations and risks discussed below.

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

Subsidiaries

      TIS Property Acquisition Company ("TISPAC"), a Maryland corporation, is a wholly-owned subsidiary of the Company, and was incorporated on September 8, 1995, for the purpose of owning and financing real property. In March 1997, as part of the refinancing of two of the Company's multifamily residential properties and a portion of the Four Creeks property, title to those properties was vested in TISPAC. Simultaneously, TISPAC entered into notes secured by mortgages on those properties, which notes were repaid in full upon the sale of these properties. TISPAC is a Qualified REIT Subsidiary. Accordingly, the accounts of TISPAC are consolidated with those of the Company.

      Novato Markets, Inc. is a wholly-owned subsidiary of the Company, incorporated on July 26, 1956, and acquired on February 2, 1999. It has one wholly-owned subsidiary, P-SUB I, Inc. incorporated on June 4, 1997. P-SUB I was the owner of the Mountain Shadows Plaza shopping center sold on March 12, 2001 and of the Midtown Center sold by the Company on March 16, 2002. The accounts of Novato Markets, Inc. and P-SUB I, Inc. are consolidated with those of the Company. In Fiscal 2000, P-Sub I, Inc. entered chapter 11 bankruptcy proceedings that were discharge in April 2001. See "Legal Proceedings."

      TiServ Inc. is a wholly-owned subsidiary of the Company, incorporated on May 8, 2002. It is contemplated that TiServ Inc. will own and hold mortgage servicing rights.

Competition

      The Company's real estate properties and proposed servicing business face intense competitive pressures from a wide variety of larger entities with superior resources available. In the mortgage origination and servicing business, the Company provides its technology and services transparently to small banks, savings and loans and credit unions. These clients choose their service providers based upon a number of factors, including without limitation the service provider's expertise working with these type of entities, the features and quality of the technology available from the service provider, and the ability of the service provider to support transparent origination and servicing on behalf of the client to the client's end-user mortgage customers. The Company's real property acquisitions have been and will continue to be opportunistic and may occur from time to time only when sufficient liquid assets are available.

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

                            Management of Operations

Self Management

            In connection with becoming self-managed on July 1, 1996, the Company entered into a Facilities and Expense Sharing Agreement ("Expense Sharing Agreement") with TIS Financial Services Inc., (the "Former Manager") providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, Chairman and President of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. Both agreements have evergreen renewal provisions that automatically extend the term of the agreements for one year, unless either party provides prior written notice to terminate during the periods provided by the agreement. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space. The Company incurred expenses of $286,000 and $224,000 for the years ended December 31, 2001 and 2000, respectively under the expense sharing agreement with the Former Manager.

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

Item 2. Properties.

      At December 31, 2001, the Company's operating real estate assets consisted of one multifamily apartment complex located in California's Central Valley (Villa San Marcos Apartments) and one shopping center in Northern California (Midtown Center). Subsequently, the Company has sold these two properties. Information regarding Villa San Marcos Apartments properties as of December 31, 2001 is shown in the table below:

                                                             Villa
                                                           San Marcos
       ---------------------------------------------------------------

       Location                                            Fresno, CA
       Date of Construction                                      1991

       Purchase Price                                     $9,000,000*
       Purchase Price per Square Foot                          $62.44

       Notes Payable Secured by
       Real Estate at December 31, 2001                    $6,500,000

       Number of Units                                            120
       Rentable Square Feet                                   144,140
       Average Monthly Rent per Unit in 2001                     $949
       Monthly Rent per Square Foot in 2001                     $0.83

       Improved Land Area                                  9.77 acres
       Unimproved Land Area                                9.75 acres

       Occupancy at December 31, 2001                            100%

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

      Information on the Midtown Center as of December 31, 2001 is shown in the table below:

                                                          Midtown
                                                           Center
         ----------------------------------------------------------------

         Location                                       Petaluma, CA
         Date of Construction                                   1962

         Notes Payable Secured by
         Real Estate at December 31, 2001                  $ 230,000

         Rentable Square Feet                                  7,200
         Monthly Rent per Square Foot in 2001                  $0.95

         Improved Land Area                           0.39 Acres (leased)

         Occupancy at December 31, 2001                         100%

      The principal executive offices of the Company and the Former Manager are located at 655 Montgomery Street, Suite 800, San Francisco, California 94111, telephone (415) 393-8000. The Company leases its office space under a lease expiring February 28, 2007 and subleases space to the Former Manager.

Item 3. Legal Proceedings.

      At February 12, 2003, there were no material pending legal proceedings (other than any routine litigation incidental to the Company's business activities) to which the Company or its subsidiaries is a party or to which any of their respective property was subject.

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

      On September 29, 2000, the Company and Ocwen entered into a Forbearance Agreement approved by the Court for settlement of this matter. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire the entire obligation to Ocwen Federal Bank of $6,050,000. This sale fulfilled all requirements of the bankruptcy of P-SUB I, Inc. and the bankruptcy was discharged in April, 2001. The Company retained ownership of the Midtown Shopping Center in Petaluma, California which was subsequently sold in 2002. (See Note 15 of the related Financial Statements)

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2001.

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

                                                    High                 Low
                                                    ----                 ---
2000
   First Quarter                                $  .6875             $  .500
   Second Quarter                                  .5625                .250
   Third Quarter                                   .8750                .250
   Fourth Quarter                                  .7500                .250

2001
   First Quarter                                    .42                  .20
   Second Quarter                                   .55                  .11
   Third Quarter                                    .35                  .05
   Fourth Quarter                                   .30                  .09

2002
   First Quarter                                    .28                  .16
   Second Quarter                                   .21                  .09
   Third Quarter                                    .28                  .06
   Fourth Quarter                                   .40                  .20

      The over-the-counter quotations included above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On February 12, 2003, the closing sales price of the shares of Common Stock as reported in the over the counter market was $0.53. On that date the Company had outstanding 8,893,250 shares of Common Stock which were held by approximately 500 shareholders of record.

      The Company did not pay any dividends to shareholders in fiscal 2000, 2001, 2002 or to date in 2003. The actual amount and timing of any future dividend payments will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

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

      On February 2, 1999 the Company issued 1,613,070 shares of its common stock to Pacific Securitization, Inc. in exchange for all the shares of Novato Markets. See "Certain Relationships and Related Transactions." The transaction was qualified as a private placement under Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis

      The Company has been working to develop a wide range of potential business opportunities, such as acquisitions, mergers, structured transactions and joint ventures - all designed to preserve and employ the Company's substantial net operating loss carryforward. To date, the Company has been unsuccessful in effecting a transaction to make use of the net operating loss carryforward. The Company has been in the process of and improving its liquidity by liquidating existing investments in multifamily properties and family shopping centers. The Company intends to continue its mortgage investment business by making a substantial portion of its future investments in mortgage servicing related investments and will continue to consider new investments in multifamily real properties, family shopping centers and potential development projects. However, the Company believes the future investment strategy of the Company will be centered around opportunities in the mortgage servicing area. Real property acquisitions will be opportunistic and will occur from time to time if and when sufficient returns are available.

      The following table illustrates the Company's cash receipts, disbursements and reinvestments for fiscal 2000 and 2001.

         CASH FLOW ANALYSIS
         (In thousands)                                  2001        2000
         ------------------------------------------------------------------
         Beginning Cash Balance                          $105         $55
         Cash Received:
             Mortgage Related Assets                       --          --
             Sale of Mortgage Related Assets               43          --
             Sale of Real Estate Assets                 6,269       9,459
             Deposit from Trustee                          --          --
             Increase in Short-term Debt                   --         121
             Increase in Real Estate Notes                 --          --
         Cash Disbursements:
             Cash Expenses                               (397)     (2,175)
             Additions to Real Estate Assets and
                   Construction in Progress               (63)        (81)
             Decrease to Short-term Debt                   --        (135)
             Decrease in Real Estate Notes             (5,938)     (7,139)
         ------------------------------------------------------------------
         Ending Cash Balance                            $  19      $  105
         ------------------------------------------------------------------

Results of Operations

      The Company had a net loss of $1,973,000, or $0.22 per share, for the year ended December 31, 2001. For the year ended December 31, 2000 it had a net loss of $2,954,000, or $0.33 per share. No distributions were declared for 2000 or 2001. The year of 2001 reflected a full year without the operations of Four Creeks Village Apartments and Shady Lane Apartments which were sold in 2000. In addition, the Mountain Shadows Shopping center was sold in March of 2001 so fiscal 2001 only includes three months of operations from this asset.

2001 Compared to 2000

      Net income from 2000 to 2001 improved by $981,000 in total from year to year. This was attributable to a decline in net loss from real estate assets, lower General and Administrative expenses and lower legal expenses.

      The loss from real estate operations decreased from $1,429,000 in 2000 to $990,000 in 2001. The decline in net loss in 2001was primarily attributable to the reduction in assets from 2000. The elimination of high interest costs on the financing of the Mountain Shadows shopping center was a major contributor to improved performance in 2001.

      General and Administrative expenses decreased by $386,000 from $1,244,000 in 2000 to $858,000 in 2001. The decrease is attributable to the following expense reductions:

         General And Administrative Expenses
         -----------------------------------

         ($000)                                     2000         2001         Decrease
                                                    ----         ----         --------

         Outside Accounting and Auditing:           $   156       $  25        $  131  Changed Auditors
         Annual Meeting Expenses                         97           7            90  Uncontested meeting
         Salaries and Consultants                       258         189            69  Reduced personnel
         Allocated Overhead                             224         164            60  Reduced personnel
         All Other Overhead Expenses, net               509         473            36  Reduced Overhead
                                                   ---------------------------------------------------------
                                                    $ 1,244       $ 858        $  386
                                                    =======       =====        ======

      Legal expenses in 2001 totaled $74,000 which was down from the $126,000 incurred in 2000. This reflects lower legal expenses after the sale of Mountain Shadows fulfilled all requirements of the bankruptcy of P-SUB I, Inc. and the bankruptcy was discharged in April, 2001.

Business Outlook

      The Company has put forth significant efforts to identify investment initiatives that would include use of the consolidated net operating loss carryforward. The Company has had preliminary discussions with potential strategic partners, centering on possible new investment in the company, real estate joint ventures or both.

      The Company intends to direct its future investments principally towards mortgage servicing assets with some continuing emphasis on multifamily residential properties, family shopping centers and development opportunities. The Company has announced the establishment of an arrangement to add mortgage servicing in conjunction with the activities of LoriMac, a subsidiary of the former manager. (See Note 15 to the Financial Statements, Subsequent Events.)

      With regard to real estate investments, the acquisition strategy of the Company has been to identify communities with an expanding employment base and demographics which will continue to provide economic growth. Properties sought for purchase within a given area were chosen because they were considered to be among the highest quality properties in that area and could be purchased below replacement cost. However, management believes that the earning potential for these investments, including future market appreciation potential, does not support a continued focus for the Company's investment efforts in this area.

Liquidity and Capital Resources

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 12, 2003, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto. (See Note 15 to the Financial Statements, Subsequent Events.)

      The Company believes that it will have the ability to finance portions of the mortgage servicing investments it intends to acquire in order to fund additional growth in that area should it so desire. In addition the Company has additional real estate which could be sold to provide limited additional liquidity and growth capital.

      When feasible, the Company may seek to increase the amount of funds available for its activities through various types of debt financing. The Company may seek to obtain lines of credit from independent financial institutions. The Company may also seek to raise funds through the issuance of commercial paper and other debt securities, other forms of borrowings and the issuance of additional equity securities. Short-term indebtedness would be expected to bear interest at variable rates. There can be no assurance that the Company will be able to obtain additional funds or to finance assets that it wishes to acquire.

      The company has borrowed funds from affiliated parties. At December 31, 2001, Payable to Directors, Officers and Affiliates totaled $525,000 and was comprised of the following:

                                                                 (000's)
          Payable to directors                                    $128
          Advance from executive officer                            90
          Payable to Pacific Securitization, Inc. (PSI)            304
          Payable to TIS Financial Services, Inc. (TISFIS)           3
                                                                  ----
                                                                  $525
                                                                  ----

      The payable to directors are accrued but unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11% and is payable on demand. The payable to Pacific Securitization Inc. is an unsecured demand note and bears interest at 11.0%. Pacific Securitization Inc. is a shareholder of the Company and a related party. The net payable to TISFIS is made up of three components: an advance from TISFIS of $60,000 under a revolving line of credit, a non-interest bearing advance from TISMIC of $66,000, and a payable to TISFIS of $9,000 representing the net unreimbursed expenses under the expense sharing arrangement between the parties.

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

      The Company has a Dividend Reinvestment and Share Purchase Plan (the "Plan"). The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased. The Company has no plans for paying dividends in the near future.

      Financings

At December 31, 2001, the Company had outstanding borrowings secured by multifamily real estate and Shopping Centers totaling approximately $6,730,000. These borrowings were subsequently retired through sale of the properties in 2002. (See Note 15 of the related Financial Statements, Subsequent Events)

      The Company uses its cash flow to provide working capital to pay its expenses and debt service, acquire other assets and, at the discretion of the Board of Directors, to pay distributions to its shareholders. In 2001 the Company's cash flows (in thousands) were used as follows:

              Used in operating activities                $  (400)
              Provided by investing activities              6,252
              Used in financing activities                 (5,938)
                                                          -------

              Net decrease in cash and cash equivalents   $   (86)
                                                          =======

      The Company has no significant commitments for capital expenditures relating to its real estate operations. The Company expects in the future to commence construction on 126 units of apartments to be built on the 9.75 acres of undeveloped land it owns in Fresno, California. This construction is expected to be funded by a construction loan, however, there can be no assurance that funding will be obtained.

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

      The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties. See Note 15 to the Company's financial statements.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      As previously disclosed by Form 8-K, dated January 25, 2001, on January 16, 2001 as recommended by the audit committee and approved by the Board of Directors, the Company engaged the accounting firm of Burr, Pilger & Mayer LLP as independent accountants for the Company for fiscal years 2000 and 2001. The client-auditor relationship between the Company and Arthur Andersen LLP was terminated on January 9, 2001 as a result of Arthur Andersen LLP's resignation.

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

      John E. Castello, 58, Executive Vice President and Chief Financial Officer of the Company since 1988 and its Treasurer since June 1993. Senior Vice President, TIS Financial Services, Inc. since 1984; Director and Senior Vice President, TIS Asset Management since 1991; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust `83 from February 1996 to September 1998; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust VIII Co. from December 1995 to June 1998; and Assistant Secretary, INVG Mortgage Securities Corp. from 1992 to 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

      Mr. Douglas B. Fletcher, a director of the Company, has not yet filed a Report on Form 4 relating to the purchase of 40,000 shares of Common Stock, for 15 cents per share, on August 24, 2001.

Item 10. Executive Compensation

Compensation of Executive Officers

      The following table sets forth information regarding compensation paid or payable by the Company to the Company's executive officers for the years indicated below.

                           SUMMARY COMPENSATION TABLE

               Name and Principal Position     Year       Annual Compensation
               ---------------------------     ----       -------------------

     Lorraine O. Legg                          2001             $95,000
     President and Chief Executive Officer     2000              95,000
                                               1999              95,000

     John E. Castello                          2001             $80,000
     Executive Vice President and Principal    2000              80,000
     Financial Officer                         1999              80,000

           Stock Options. The following table sets forth information regarding options held by the Company's executive officers at December 31, 2001. The Company did not grant any options to its executive officers in 2001 or in later periods.

                               Number of Securities
                          Underlying Unexercised Options       Value of Unexercised
                                     at Fiscal                 In-the-Money Options
                                   Year-End(#)(1)            at Fiscal Year-End ($)(2)
       Name                   Exercisable/Unexercisable      Exercisable/Unexercisable
----------------------------------------------------------------------------------------
Lorraine O. Legg                    150,000/0                         $0/$0
John E. Castello                     50,000/0                         $0/$0

1. All such options were granted in 1995, have a per share exercise price of $2.23 and expire in 2005. (Subject to earlier termination in the event of termination of employment, disability or death).

2. The per share exercise price of such options exceeded the $0.20 closing price of the Common Stock on December 31, 2001, and no options were "in-the-money."

      Employment Agreements. The Company has employment agreements with Ms. Legg and Mr. Castello. Ms. Legg's agreement provides for an initial term through July 1, 1999, and Mr. Castello's agreement provides for an initial term through July 1, 1998. Both agreements have evergreen renewal provisions that automatically extend the term of the agreements for one year, unless either party provides prior written notice to terminate during the periods provided by the agreement. The term of the agreements has been automatically extended to July 1, 2003. Each agreement includes (i) an annual base salary of $95,000 for Ms. Legg and $80,000 for Mr. Castello; (ii) an annual incentive performance bonus determined at the discretion of the Board of Directors; (iii) certain fringe benefits; (iv) payment of 50% of the cost of certain medical and disability insurance and (v) two weeks paid vacation per calendar year for the first four years of service (three weeks per calendar year thereafter).

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

Compensation of Directors

      The Company's Board of Directors is divided into three classes, and directors are elected to serve three year terms. The Company pays an annual fee of $12,000 to each non-employee director and a fee of $300 for each Board meeting and each Board committee meeting attended by each such director (except meetings by conference telephone). Beginning in 2000, the directors have consented to defer receipt of their fees through the date of this 10-KSB but the Company anticipates paying these fees in the immediate future. The Company also reimburses directors for costs and expenses incurred in attending such meetings.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the ownership of shares of Common Stock as of February 12, 2003, by (i) each person known to the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each director and nominee for director, (iii) each individual named in the summary compensation table below and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property rights where applicable.

                       Name                                          Number of Shares             Percentage of Common
                       ----                                          ----------------             --------------------
      Pacific Securitization, Inc.
        Lorraine O. Legg                                    }         1,613,070  (1)                      18.1%
        Patricia M. Howe

      John V. Winfield
        The Intergroup Corporation                          }           774,200  (2)                       8.7%
        Santa Fe Corporation

      Anthony H. Barash                                                   9,000  (3)                        *
      Douglas B. Fletcher                                                 57,600 (4)                        *
      Patricia M. Howe                                                   156,820 (5)                       1.7%
      Robert W. Ledoux                                                    11,050 (6)                        *
      Lorraine O. Legg                                                   206,700 (7)                       2.3%
      J. David Schemel                                                   67,000  (8)                        *
      John E. Castello                                                    76,000 (9)                        *
      All directors and executive officers as a                        2,132,240 (10)                     22.7%
         group (7 persons)

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

Item 12. Certain Relationships and Related Transactions

      TIS Financial Services, Inc. The Company has a Facilities and Expense Sharing Agreement (the "Sharing Agreement") with TIS Financial Services, Inc. (the "Former Manager"). The Sharing Agreement provides for the prorata sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. The prorata sharing is determined based upon the relative benefit received by each party in accordance with the amount of space used or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Sharing Agreement continues in effect until terminated by one of the parties on 30 days' prior written notice or until the parties no longer share office space. The Company paid the Former Manager $224,000 under the Sharing Agreement in 2000 and $286,000 in 2001.

      In April 1999, the Company entered into a financing agreement with the Former Manager, whereby the Former Manager extended a revolving line of credit of $1 million to the Company. This revolving line of credit is to provide working capital to the Company at an annual rate of prime plus one and one-half percent. Credit support to the Former Manager includes guarantees from employees of the Former Manager. Payment of the line of credit was subject to acceleration on certain events, including a change in control of the Company in which certain executive officers of the Company are removed or in which a majority of the Board is changed. The line was fully retired and the financing agreement terminated in September 2002.

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

      Pacific Securitization. During 2000, Pacific made unsecured loans totaling $121,000 to the Company and during 2001 Pacific made additional loans totaling $155,000. The loans, which are represented by a promissory note, bear interest at an annual rate of 11% and are payable on demand. As of December 31, 2001, the balance of the loans, representing the principal and accrued interest was $304,000. Management believes that the terms of the loans are more favorable to the Company than those that could be obtained from unaffiliated third parties.

      John E. Castello. During 2000, Mr. Castello arranged for his account in the Company's 401(k) Plan to make an unsecured loan totaling $75,000 to the Company. The loan, which is represented by a promissory note, bears interest at an annual rate of 11% and is payable on demand. As of December 31, 2001, the balance of the loan, representing the principal and accrued interest was $90,000. Management believes that the terms of the loan are more favorable to the Company than those that could be obtained from unaffiliated third parties.

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

21             Subsidiaries of the Registrant

----------------------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-11 (No. 33-22182) declared effective August 19, 1988.

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

1. Financial Statements and Report of Burr, Pilger & Mayer LLP, Independent Public Accountants


     Report of Independent Public Accountants
              Report of Burr, Pilger & Mayer LLP..............................36

     Consolidated Balance Sheet - December 31, 2001...........................37

     Consolidated Statements of Operations for the years ended
              December 31, 2001 and 2000......................................38

     Consolidated Statements of Shareholders' Equity for the
              years ended December 31, 2001 and 2000..........................39

     Consolidated Statements of Cash Flows for the years ended
              December 31, 2001 and 2000......................................40

     Notes to the Consolidated Financial Statements...........................41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

We have audited the accompanying consolidated balance sheet of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ending December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIS Mortgage Investment Company and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ending December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant working capital deficit and has suffered significant losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Burr, Pilger & Mayer LLP

San Francisco, California
December 20, 2002

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------

(In thousands, except share data)                            December 31, 2001
------------------------------------------------------------------------------

ASSETS
Operating Real Estate Assets, net                                     $  9,394
                                                                      --------

Mortgage Related Assets
      Residual Interests                                                    14
                                                                      --------

Other Assets
      Cash and Cash Equivalents                                             19
      Restricted Cash                                                       50
      Accrued Interest and Accounts Receivable, Net                          5
      Construction in Progress                                             348
      Capitalized Loan Fees, Net                                           108
      Prepaid Expenses                                                      90
                                                                      --------
            Total Other Assets                                             620
                                                                      --------

            Total Assets                                              $ 10,028
                                                                      ========

------------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                          $  6,730
Payable to Directors, Officers and Affiliates                              525
Accounts Payable and Accrued Liabilities                                   998
Accrued Interest Payable                                                    45
                                                                      --------
            Total Liabilities                                            8,298
                                                                      --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                                          9
Additional Paid-in Capital                                              76,467
Retained Deficit                                                       (74,746)
                                                                      --------
            Total Shareholders' Equity                                   1,730
                                                                      --------

            Total Liabilities and Shareholders' Equity                $ 10,028
                                                                      ========

------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended December 31
-------------------------------------------------------------------------------
(In thousands, except per share data)                           2001       2000
-------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                                      $ 1,888    $ 3,665
Operating and Maintenance Expenses                              (676)    (1,144)
Interest on Real Estate Notes Payable                           (851)    (2,047)
Property Taxes                                                  (164)      (394)
Depreciation and Amortization                                   (269)      (723)
Loss on Sale of Property                                        (878)      (786)
                                                             -------    -------
   Loss from Real Estate Operations                             (990)    (1,429)
                                                             -------    -------

MORTGAGE RELATED ASSETS
Interest Income                                                    4         71
Loss due to Other than Temporary Impairment of Assets             --        (52)
                                                             -------    -------
   Income from Mortgage Related Assets                             4         19
                                                             -------    -------

OTHER EXPENSES
General and Administrative, including amounts paid
   to a related party of $286 and $224, respectively             858      1,244
Interest Expense, including amounts to related parties
    of $41 and $31, respectively                                  55        174
Legal Expenses                                                    74        126
                                                             -------    -------
     Total Other Expenses                                        987      1,544
                                                             -------    -------

Net Loss                                                     $(1,973)   $(2,954)
                                                             =======    =======

-------------------------------------------------------------------------------

Net Loss per Share, basic and diluted                        $ (0.22)   $ (0.33)

Distributions Declared per Share                                  --         --

Weighted Average Number of Shares Outstanding                  8,893      8,893

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the Years Ended December 31, 2001 and 2000
---------------------------------------------------------------------------------------------------------------
(In thousands)                                                                             Accumu-
                                                                                             lated
                                                                                           Compre-
                                              Common       Stock    Paid-in   Retained     hensive
                                              Shares      Amount    Capital    Deficit        Loss       Total
---------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                    8,893    $      9   $ 76,467   $(69,819)   $    (16)   $  6,641

Net Loss                                          --          --         --     (2,954)         --      (2,954)

Other Comprehensive Income:
Net Unrealized Gain on available
    for  sale securities, net of  reclas-
    sification adjustment                         --          --         --         --          18          18
                                                                                                      --------
Comprehensive Loss                                                                                    ($ 2,936)
---------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                    8,893           9     76,467    (72,773)          2       3,705

Net Loss                                          --          --         --     (1,973)         --      (1,973)

Other Comprehensive Loss:
Net Unrealized Loss on available
    for  sale securities, net of  reclas-
    sification adjustment                         --          --         --         --          (2)         (2)
                                                                                                      --------

Comprehensive Loss                                                                                     ($1,975)
---------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                    8,893    $      9   $ 76,467   $(74,746)   $     --    $  1,730
==============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------
(In thousands)                                                                             2001        2000
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                               $ (1,973)   $ (2,954)
Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
      Depreciation  and Amortization                                                        269         723
      Loss due to Other than Temporary Impairment of Assets                                  --          52
      Loss on Sale of Property                                                              878         786
Decrease in Accrued Interest and Accounts Receivable                                          7          23
Decrease in Prepaid Expenses                                                                122         119
Increase in Net Payable to Directors, Officers and Affiliates                               413         169
Decrease in Accounts Payable and Accrued Liabilities                                        (76)     (1,473)
Increase (Decrease) in Accrued Interest Payable                                             (40)         43
                                                                                       --------    --------
    Net Cash Used in Operating Activities                                                  (400)     (2,512)
                                                                                       --------    --------
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Restricted Cash                                                                   3         337
Additions to Operating Real Estate Assets and Construction in
    Progress                                                                                (63)        (81)
Proceeds from Sale of Operating Real Estate Assets                                        6,269       9,459
Proceeds from Sale of Mortgage Related Assets                                                43          --
                                                                                       --------    --------
   Net Cash Provided by Investing Activities                                              6,252       9,715
                                                                                       --------    --------
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Short-term Debt                                                                  --         121
Borrowings on Notes Payable on Real Estate                                                  230          --
Payments on Notes Payable on Real Estate                                                 (6,168)     (7,139)
Reduction in Borrowing under Revolving Line of Credit                                        --        (135)
                                                                                       --------    --------
   Net Cash Used in Financing Activities                                                 (5,938)     (7,153)
                                                                                       --------    --------
-----------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                                                     (86)         50
Cash and Cash Equivalents at Beginning of Year                                              105          55
                                                                                       --------    --------
Cash and Cash Equivalents at End of Year                                               $     19    $    105
                                                                                       ========    ========
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                                                 $    946    $  2,221

-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1. The Company

      TIS Mortgage Investment Company (the "Company") was incorporated on May 11, 1988. The Company operates as a real estate investment trust (REIT) and has, in years prior to 1995, primarily invested in structured securities (mortgage related assets) including residual interests, principal only bonds (PO Bonds), interest only bonds (IO Bonds) and collateralized mortgage obligations (CMOs). Beginning in 1994, the Company changed its investment focus from investments in structured securities to multifamily real estate located in California's Central Valley. Accordingly, subsequent to 1994, the Company has sold the majority of its investments in structured securities and in 1995 acquired a portfolio of four income-producing residential real estate properties (as of December 31, 2001, two properties remain) and in 1999 the Company acquired two shopping centers in Northern California. See Notes 3 and 15 regarding subsequent sales of real estate. The Company expects that the future emphasis of the Company will also include a specialized mortgage banking and servicing business.

Going Concern

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2001, the Company had a significant working capital deficit and had suffered significant losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company believes that the proceeds from the sale of real estate and debt refinancing will provide liquidity for it to continue as a going concern, however, management can provide no assurance with regard thereto. The Company expects to deploy proceeds from the sale of real estate into a specialized mortgage banking and servicing business in the future. Towards this end, the company is establishing relationships which will allow it to acquire additional mortgage servicing. (See Note 15, Subsequent Events.)

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

      Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparable or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. In management's opinion, as of December 31, 2001, the carrying value of real estate assets did not exceed their estimated fair value. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 2001, the properties are located exclusively in California. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

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

      Impairment of Long-Lived Assets - The Company periodically evaluates it long-lived assets for indicators of impairment. Management's judgements are based on market and operational conditions at the present time. Future events could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value.

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

      Restricted Cash - Restricted cash of approximately $50,000 as of December 31, 2001 represents amounts in property tax and insurance impound accounts required under the terms of certain notes payable on real estate.

      Fair Value of Financial Instruments - Based on the borrowing rates currently available to the Company, the carrying amount of its debt approximates fair value.

      Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

      Income Taxes - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to Federal income taxes for 2001 and 2000. The loss reported in the accompanying consolidated financial statements may be greater or less than the taxable loss because some income and expense items are reported in different periods for income tax purposes.

      Net Loss Per Share - Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding for 2001 and 2000. These amounts were 8,893,250 shares for both years. The potential common shares related to the 1995 Stock Option Plan (see Note 8) are antidilutive in 2001 and 2000, and therefore are not included in the diluted weighted average number of shares outstanding. The number of antidilutive potential common shares in 2001 and 2000 were 349,000 and, 344,000, respectively.

      Distributions - There were no distributions paid by the Company in 2001 or 2000.

      New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS 137, was adopted by the Company effective January 1, 2001. This statement establishes standards for accounting for derivative instruments and requires that an entity recognize derivatives as assets or liabilities on the balance sheet and measure those assets and liabilities at fair value. The impact of adoption of the statement did not have a significant impact on the Company's financial condition or results of operation.

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

      Reclassifications - Certain items in the 2000 financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on net loss and total shareholders' equity previously reported.

3. Operating Real Estate Assets

      The carrying value of operating real estate assets at December 31, 2001 is presented in the following table:

                                                  December 31,
                   (in thousands)                    2001
                   -------------------------------------------
                   Land                            $  2,584
                   Buildings and improvements         7,916
                   Personal property                    358
                                                   --------
                        Total                        10,858
                   Less accumulated depreciation
                        and amortization             (1,464)
                                                   --------
                        Net                        $  9,394
                                                   ========

      On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. from Pacific Securitization, Inc. for 1,613,070 shares of common stock of the Company. Novato Markets, Inc.'s only asset is 100% of the stock of P-Sub I, Inc., which owns two shopping centers in Sonoma County, California. Pacific Securitization, Inc., is a related party and shareholder of the Company. See Note 5 for further details on this transaction. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire liabilities in the amount of $6,280,000. Expenses of the sale paid at closing totaled approximately. $320,000 which left no net cash proceeds. The book value of the real estate assets sold was approximately $7,158,000 prior to the sale, which resulted in a loss on the sale of approximately $878,000. At December 31, 2001 the Company retained its ownership in the Midtown Shopping Center which was sold in 2002. See Note 15 for subsequent events.

      In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. At December 31, 2001 the company retained its ownership in the Villa San Marcos Apartments and 9.75 acres of land in Fresno, California. This apartment complex was subsequently sold in 2002. See Note 15 for subsequent events.

      Included in Construction in Progress is capitalized interest of $19,000 at December 31, 2001.

      At December 31, 2001, the Company's remaining multifamily property, Villa San Marcos, had an overall occupancy of 100% and the Midtown Shopping Center was 100% occupied.

4. Mortgage Related Assets

      Residual Interests

      The Company has in the past invested in Residual Interests in Collateralized Mortgage Bond issuances. The Company sold most of its Residual Interests before 2000 and in June of 2001 it sold its interest in LF Rothschild Mortgage Trust 9 for $43,000. At December 31, 2001, the Company had remaining ownership in three Residual Interests, CMSC-I, FHLMC-25 and FHLMC 21.

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

      For investments in mortgage assets, the Company has recorded a cumulative net unrealized gain of approximately $2,000 as of December 31, 2000 and no cumulative net unrealized gain or loss as of December 31, 2001.

5. Notes Payable on Real Estate

      The following table summarizes the debt outstanding on the properties as of December 31, 2001.

(in thousands)

                                                             Interest                 Monthly
                          Principal Balance     Basis of       Rate                  Principal
                            December 31,        Interest     Dec. 31,       Due     and Interest
Property                          2001            Rate         2001         Date      Payment
------------------------------------------------------------------------------------------------
Villa San Marcos                $6,500           Fixed         8.31%       4/1/07       $ 68

Midtown Shopping                   230           Fixed        13.00%      5/01/03          2
------------------------------------------------------------------------------------------------

Total                          $ 6,730                                                  $ 70
================================================================================================

      The note on Villa San Marcos is secured by real estate and is payable to PFL Life Insurance Company. This note was retired with the sale of the Villa San Marcos Apartments on August 19, 2002 (See Note 15, Subsequent Events.)

      On May 2, 2001, the Company entered into a secured financing agreement with Cushman Capital for $230,000 for a term of twenty four months at a rate of 13.0%. Payments are interest only of $2,492 per month. The note is secured by a deed of trust on Midtown Shopping Center. This note was retired with the sale of Midtown Shopping Center in March of 2002. (See Note 15, Subsequent Events).

      The original scheduled principal payments to be made on notes payable on real estate outstanding at December 31, 2001, were as follows (in thousands).

                 Year                                Amount
                 -------------------------------------------
                 2002                               $  128
                 2003                                  369
                 2004                                  151
                 2005                                  164
                 2006                                  178
                 Thereafter                          5,740
                 -------------------------------------------
                 Total                              $6,730
                 ===========================================

6. Payable to Directors, Officers and Affiliates

      At December 31, 2001, Payable to Directors, Officers and Affiliates totaled $525,000 and was comprised of the following:

                                                              (000's)
           Payable to directors                               $  128
           Advance from executive officer                         90
           Payable to Pacific Securitization, Inc. (PSI)         304
           Payable to TIS Financial Services, Inc. (TISFIS)        3
                                                              ------
                                                              $  525
                                                              ======

      The payable to directors are accrued but unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11% and is payable on demand. The payable to PSI is an unsecured demand note and bears interest at 11.0%. PSI is a shareholder of the Company and a related party.

      The net payable to TISFIS is made up of three components: an advance from TISFIS of $60,000 under a revolving line of credit, a non-interest bearing advance from TISMIC of $66,000, and a payable to TISFIS of $9,000 representing the net unreimbursed expenses under the expense sharing arrangement described below.

      The $60,000 advance from TISFIS is part of a $1,000,000 revolving line of credit to the Company from TISFIS. The amount outstanding at December 31, 2001 has a variable interest rate at the rate of prime plus one and one half percent and was scheduled to mature on September 30, 2002. The note was retired prior to its maturity. TISFIS and the Company have common ownership and executive officers and as such are related parties. Credit support to TISFIS includes guaranteed loans by a bank supported by guarantees from employees of TISFIS. This line is to provide working capital to the Company. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed.

      In connection with becoming self-managed on July 1, 1996, the Company entered into a Facilities and Expense Sharing Agreement ("Expense Sharing Agreement") with TIS Financial Services Inc., (the "Former Manager") providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, President and Chief Executive Officer of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space. At December 31, 2001, $9,000 was owed by TISMIC under this arrangement. The Company incurred expenses of $286,000 and $224,000 for the years 2001 and 2000 respectively under the expense sharing agreement with TISFIS. Aggregate interest expense recognized under the above-described related party arrangements was $41,000 in 2001 and $31,000 in 2000.

7. Leasing Activity

      Future minimum rentals due under non-cancelable operating leases in effect at December 31, 2001 with tenants are as follows (in thousands):

              Year                                  Amount
              ----                                  ------
              2002                                  $ 701
              2003                                     51
              2004                                     38
              2005                                     28
              2006                                     28
              Thereafter                               28

      In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to approximately $113,000 and $250,000 for the years ended December 31, 2001 and 2000, respectively. These amounts are included as rental revenue and rental expense in the accompanying statements of operations. Certain leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases were approximately $0 and $1,000 for the years ended December 31, 2001 and 2000, respectively. Certain leases contain options to renew.

8. Stock Options

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

      The Company accounts for stock options under APB Opinion 25 under which no compensation cost has been recognized. The Company has provided the following pro forma net income and earnings per share data as if compensation cost for the Plan had been provided for consistent with Statement of Financial Accounting Standards No. 123. The potential common shares related to the Plan are antidilutive in 2001 and 2000.

                                                      2001        2000
                                                      ----        ----

       Net Loss (in thousands):    As reported    ($1,973)    ($2,954)
                                   Pro forma       (1,973)     (2,954)

       Earnings per share          As reported     ($0.22)     ($0.33)
                                   Pro forma       ($0.22)     ($0.33)

      The following table summarizes the stock option activity for the years ended December 31, 2001 and 2000, respectively.

                                                           Number of Share
                                                         Options Outstanding
                                                        -----------------------

        Balance, December 31, 1999                                     344,000
        Granted                                                             --
        Expired                                                             --
                                                        -----------------------
        Balance, December 31, 2000                                     344,000
        Granted                                                          5,000
        Expired                                                             --
                                                        =======================
        Balance, December 31, 2001                                     349,000
                                                        =======================

      There were no options granted or expired in 2000. During 2001, 5,000 options were issued to the unaffiliated directors following the meeting of shareholders in January of 2001. No other options were exercised, forfeited, or expired during 2001 or 2000. As of December 31, 2001 and 2000, 349,000 and 344,000 of the options were exercisable, respectively. As of December 31, 2001, 51,000 shares were available under the Plan for granting further options. The options outstanding at December 31, 2001 have exercise prices of $0.26, $1.08, $1.25, $1.22, $2.25 and $2.26 with a weighted average exercise price of $2.19 and a weighted average remaining contractual life of 3.8 years.

9. Dividend Reinvestment and Share Purchase Plan

      The Company has a Dividend Reinvestment and Share Purchase Plan. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased.

10. Interest Income

      Interest income from Mortgage Related Assets consisted of the following:

                                          Years Ended December 31,
                                        ---------------------------
         (in thousands)                 2001                 2000
         ----------------------------------------------------------

         Short-term Investments         $ --                 $ 11
         Residual Interests                4                   60
         ----------------------------------------------------------

                    Total               $  4                 $ 71
         ===========================================================

11. Commitments and Contingencies

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

      Lease Commitments The Company has an operating lease on its office space and an operating ground lease. Rental expense in 2001 and 2000 was $291,000 and $278,000, respectively. Future minimum rental payments under non-cancelable operating and ground leases in effect at December 31, 2001 are as follows (in thousands):

                          Year                       Amount
                          ----                       ------
                          2002                        $ 294
                          2003                          294
                          2004                          294
                          2005                          294
                          2006                          294
                          Thereafter                    797

      The land on which the Midtown Shopping Center is located is owned by a third party and is subject to a ground lease. The ground lease expires in 2061, and unless the lease is extended, the use of the land, together with all improvements, will revert back to the third party.

12. Segment Data

      The Company's operations consist of a real estate portfolio of multifamily residential housing and retail shopping centers as well as mortgage related investments in structured securities. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. For the years 2000 and 2001, the real estate portfolio was the only material operating segment.

      Details of the results of the Company's real estate operations and mortgage related investments are segregated in the accompanying statements of operations. The Company does not allocated overhead expenses to its segments nor does management consider such costs in its evaluation of each segment.

13. Comprehensive Income

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

                                                          2001      2000
                                                        ------    ------

        Unrealized gain arising during the year:        $   --    $   18
        Reclassification adjustments for net realized
             gain on securities available for sale
             included in net loss during the year:          (2)       --
                                                        ------    ------
                                                        $   (2)   $   18
                                                        ======    ======

14. Bankruptcy of P-SUB I, Inc. and Sale of Mountain Shadows Shopping Center

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

      On September 29, 2000, the Company and Ocwen entered into a Forbearance Agreement approved by the Court for settlement of this matter. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire the entire obligation to Ocwen Federal Bank of $6,150,000. This sale fulfilled all requirements of the bankruptcy of P-SUB I, Inc. and the bankruptcy was discharged in April, 2001. The Company retained ownership of the Midtown Shopping Center in Petaluma, California which was subsequently sold in 2002. (See Note 15 of the related Financial Statements)

15. Subsequent Events

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TIS MORTGAGE INVESTMENT COMPANY

Date: February 12, 2003               By:   /s/ Lorraine O. Legg
                                         --------------------------------------
                                         Lorraine O. Legg, Chief
                                         Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                                                   Date
---------                                    -----                                                   ----
   /s/ Lorraine O. Legg                      Director, President and                    February 12, 2003
---------------------------------------      Principal Executive Officer
Lorraine O. Legg

   /s/ John E. Castello                      Executive Vice President (Principal        February 12, 2003
---------------------------------------      Financial Officer)
John E. Castello

   /s/ Douglas B. Fletcher                   Director, Chairman of the Board            February 12, 2003
---------------------------------------
Douglas B. Fletcher

   /s/ Anthony H. Barash                     Director                                   February 12, 2003
---------------------------------------
Anthony H. Barash

   /s/ Patricia M. Howe                      Director                                   February 12, 2003
---------------------------------------
Patricia M. Howe

   /s/ Robert W. Ledoux                      Director                                   February 12, 2003
---------------------------------------
Robert W. Ledoux

   /s/ J. David Schemel                      Director                                   February 12, 2003
---------------------------------------
 J. David Schemel

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


Date: February 12, 2003                  /s/ Lorraine O. Legg
                                        ------------------------------------
                                        Lorraine O. Legg, President and
                                        Chief Executive Officer

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

Date: February 12, 2003         By:   /s/ John E. Castello
                                   ------------------------------------------
                                   John E. Castello, Executive Vice President
                                   and Chief Financial Officer