Form 10QSB
period 2002-03-31
TIS MORTGAGE INVESTMENT CO
filed 2003-03-31
CIK 833088

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

      Class of Common Stock                  Outstanding at March 31, 2003
         $.001 Par Value                           8,893,250 Shares

Transitional Small Business Format:

                                  Yes|_| No |X|

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)                         Page Number

Condensed Consolidated Financial Statements                            3

Condensed Consolidated Balance Sheets
          March 31, 2002                                               4

Condensed Consolidated Statements of Operations
          Three months ended March 31, 2002 and 2001                   5

Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 2002 and 2001                   6

Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis                         12

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                             15

Signatures                                                            15

Certifications                                                        16

                              EXPLANATORY STATEMENT

      This Form 10-QSB is being filed late. The information in the Form 10-QSB is as of March 31, 2002 unless otherwise indicated herein.

                          PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2001 Form 10-KSB of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

-----------------------------------------------------------------
(In thousands, except share data)                  March 31, 2002
-----------------------------------------------------------------
ASSETS
Property:
     Operating Real Estate Assets, net                   $  6,747
     Construction in Progress                                 348
     Land                                                   2,584
                                                         --------
           Total Property                                   9,679
                                                         --------
Other Assets
      Cash and Cash Equivalents                                10
      Restricted Cash                                          89
      Accrued Interest and Accounts Receivable, Net            12
      Capitalized Loan Fees, Net                              103
      Prepaid Expenses                                         82
                                                         --------
            Total Other Assets                                296
                                                         --------
            Total Assets                                 $  9,975
                                                         ========

-----------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                             $  6,929
Payable to Directors, Officers and Affiliates,  Net           644
Accounts Payable and Accrued Liabilities                      870
Accrued Interest Payable                                       45
                                                         --------
            Total Liabilities                               8,488
                                                         --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                             9
Additional Paid-in Capital                                 76,467
Retained Deficit                                          (74,989)
                                                         --------
            Total Shareholders' Equity                      1,487
                                                         --------

            Total Liabilities and Shareholders' Equity   $  9,975
                                                         ========

-----------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

------------------------------------------------------------------
                                                Three Months Ended
                                                     March 31
------------------------------------------------------------------
(In thousands, except per share data)             2002       2001
------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                         $   407    $   696
Operating and Maintenance Expenses                 (108)      (299)
Interest on Real Estate Notes Payable              (153)      (392)
Property Taxes                                      (34)       (60)
Depreciation                                        (63)       (80)
Loss on Sale of Property                             --       (878)
                                                -------    -------
   Gain (Loss) from Real Estate Operations           49     (1,013)
                                                -------    -------

MORTGAGE RELATED ASSETS
Interest Income                                      --          2
                                                -------    -------

OTHER EXPENSES
General and Administrative                          242        252
Interest Expense                                     20         11
Legal Expenses                                       30         25
                                                -------    -------
     Total Other Expenses                           292        288
                                                -------    -------
Net Loss                                        $  (243)   $(1,299)
                                                =======    =======

------------------------------------------------------------------

Net Loss per Share, Basic and Diluted           $ (0.03)   $ (0.15)

Distributions Declared per Share                     --         --

Weighted Average Number of Shares Outstanding     8,893      8,893

------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       ------------------
                                                                                         2002       2001
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                               $  (243)   $(1,299)
Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
            Depreciation                                                                    63         80
            Net Loss on Sale of Property                                                    --        878
      (Increase) Decrease in Accrued Interest and Accounts Receivable                       (7)         8
      Decrease in Prepaid Expenses                                                           8         39
      Increase in Net Payable to Directors, Officers and Affiliates                        119        160
      Decrease in Accounts Payable and Accrued Liabilities                                (123)       (43)
      Decrease in Accrued Interest Payable                                                  --        (37)
                                                                                       -------    -------
                  Net Cash Used in Operating Activities                                   (183)      (214)
                                                                                       -------    -------

---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Increase in Restricted Cash                                                                (39)       (36)
Write-off Mortgage Related Assets                                                           14         --
Additions to Operating Real Estate Assets and Construction in Progress                      --        (35)
Proceeds from Sale of Operating Real Estate                                                 --      6,269
                                                                                       -------    -------
                  Net Cash (Used in) Provided by Investment Activities                     (25)     6,198
                                                                                       -------    -------

---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Notes Payable on Real Estate                                                 460         --
Payments on Notes Payable on Real Estate                                                  (261)    (6,079)
                                                                                       -------    -------
                  Net Cash Provided by (Used in) Financing Activities                      199     (6,079)
                                                                                       -------    -------

Net Change in Cash and Cash Equivalents                                                     (9)       (95)
Cash and Cash Equivalents at Beginning of Period                                            19        105
                                                                                       -------    -------

Cash and Cash Equivalents at End of Period                                             $    10    $    10
                                                                                       =======    =======
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                                                 $   173    $   440
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2001.

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company believes that the available cash on hand will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto.

      The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

Note 2. Summary of Significant Accounting Policies

      Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions, including the depreciable lives of assets, that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of March 31, 2002 and 2001, outstanding options for the purchase of up to 349,000 shares of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

      New Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities"(SFAS No. 140). SFAS No. 140 was adopted by the Company effective January 1, 2002. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 requires that after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, de-recognize financial assets when control has been surrendered, and de-recognize liabilities when extinguished. The adoption of the statement did not have a significant impact on the Company's financial condition or results of operation..

      Statement of Financial Accounting Standards No. 141 "Business Combinations", (SFAS No. 141), was adopted by the Company effective January 1, 2002. SFAS No. 141 requires that all business combinations be accounted for under a single method - "the purchase method." The adoption of this method of accounting thereby prohibits the use of the pooling of interest method. The adoption of the statement did not have a significant impact on the Company's financial condition or results of operation.

      Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), was adopted by the Company effective January 1, 2002. This statement addresses the financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. Additionally, SFAS No. 142 provides that both goodwill and intangible assets that have indefinite useful lives will not be amortized but will be tested annually for impairment; intangible assets that have finite useful lives will continue to be amortized over their useful lives. The adoption of the statement did not have a significant impact on the Company's financial condition or results of operation.

      Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", (SFAS No. 143), was adopted by the Company effective January 1, 2002. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement cost is capitalized and expensed over its useful life. The adoption of the statement did not have a significant impact on the Company's financial condition or results of operation.

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), was adopted by the Company effective January 1, 2002. SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", institutes one accounting model for long-lived assets to be disposed of based on the framework established by SFAS No. 121. SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair market value less cost to sell. The adoption of the statement did not have a significant impact on the Company's financial condition or results of operation.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit of Disposal Activities" (Statement No. 146), which supercedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." Statement 146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

      In July 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Adoption of this standard is not expected to have a material impact on the Company's financial statements.

Note 3. Property

      The carrying value of real estate property at March 31, 2002 is presented in the following table:

                                                              March 31,
               (in thousands)                                   2002
               --------------------------------------------------------
               Land                                           $   2,584
               Buildings and Improvements                         7,916
               Personal Property                                    359
               Construction in Progress                             348
                                                              ---------
                   Total                                         11,207
                                                              ---------

               Less Accumulated Depreciation                     (1,528)
                                                              ---------
                   Net                                        $   9,679
                                                              =========

      In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of Sale paid at closing totaled approximately $370,000. A cash holdback of approximately $561,000 was credited to the buyer to cover repairs of items that are in arbitration with the previous owner. The Company will be entitled to receive that portion of the holdback that remains after repair costs are determined, but there can be no assurance that any amount of the holdback will be repaid to the Company. This left approximately $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately $7,863,000 prior to the sale, which resulted in a gain on the sale of approximately $1,490,000. The Company retains its ownership of the adjoining 9.75 acres of unimproved land and plans to develop this land over time. At March 31, 2002, the book value of the land and related construction in progress was $1,348,000.

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

      On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all deterioration to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $45,000 remain on the Company's books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest is calculated at 12% and 13% of the property's purchase price for year 1 and year 2 of the lease, respectively. Interest expense related to this financing for the quarter ended March 31, 2002 was $7,000 and interest expense related to the loan paid at sale was $6,000.

Note 4. Notes Payable on Real Estate

      The following table summarizes the debt outstanding on the properties as of March 31, 2002.

(in thousands)
                                               Interest              Monthly
                  Principal Balance  Basis of    Rate               Principal
                      March 31,      Interest  March 31,   Due     and Interest
Property                2002           Rate      2002      Date      Payment
------------------------------------------------------------------------------
Villa San Marcos     $   6,469         Fixed     8.31%    4/1/07       $  68

Midtown Center             460         Fixed    12.00%      --             5
------------------------------------------------------------------------------

Total                $   6,929                                         $  73
==============================================================================

      The note on Villa San Marcos is secured by real estate and is payable to PFL Life Insurance Company. This note was retired with the sale of the Villa San Marcos Apartments on August 19, 2002 (See Note 3.) The note on Midtown Center relates to the financing transaction involved with the sale of the property as described in Note 3.

Note 5. Payable to Directors, Officers & Affiliates

      At March, 2002, Payable to Directors, Officers and Affiliates totaled $644,000 and was comprised of the following:

                                                                     (000's)
                                                                     -------
        Payable to Directors                                          $ 143
        Advance from Executive Officer                                   93
        Payable to Pacific Securitization, Inc. (PSI)                   309
        Payable to TIS Financial Services, Inc. (TISFIS)                 99
                                                                     -------
                                                                      $ 644
                                                                     =======

      The payable to directors are accrued but unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11.0% and is payable on demand. The payable to Pacific Securitization Inc. is an unsecured demand note and bears interest at 11.0%. Pacific Securitization Inc. is a shareholder of the Company and a related party. The net payable to TISFIS is made up of advances made between the companies and a payable to TISFIS representing the net unreimbursed expenses under the expense sharing arrangement between the parties.

Note 6. Reporting Comprehensive Loss

      The Company's comprehensive loss includes net loss reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net loss adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive loss.

          (in thousands)                                Three Months ended:
                                                             March 31,
                                                         2002             2001
                                                   ------------     ------------

          Net loss                                      $(243)          $(1,299)
          Net change in unrealized gains (losses)
              available for sale investments                --                --
                                                   ------------     ------------
          Comprehensive Loss                            $(243)          $(1,299)
                                                   ============     ============

Note 7. Segment Data

      The Company's operations consist of a real estate portfolio of multifamily residential housing and retail shopping centers as well as mortgage related investments in structured securities. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. For the quarter ended March 31, 2002, the real estate portfolio was the only material operating segment.

      Details of the results of the Company's real estate operations and mortgage related investments are segregated in the accompanying statements of operations. The Company does not allocate overhead expenses to its segments nor does management consider such costs in its evaluation of each segment.

Note 8. Investment in Mortgage Servicing Rights.

      The Company has determined that it will continue its mortgage investment business by making a significant and focused investment in the development of a specialized mortgage banking and servicing business. On May 8, 2002 the company formed a new subsidiary, TiServ, Inc. ("TiServ") which will be the entity which will own mortgage servicing rights.

      The Company expects to enter into an agreement regarding the origination of new mortgage servicing with LoriMac, Inc. ("LoriMac"), a subsidiary of the Former Manager of the Company, TIS Financial Services, Inc. ("TISFS"). LoriMac was incorporated in Delaware on May 8, 2002, and commenced operations on May 8, 2002. LoriMac will provide the people and the facilities for a company which provides mortgage origination services to small banks, savings and loans and credit unions. In return for its services, LoriMac receives fees from the originating institutions and services the loans created. LoriMac does not warehouse or close the loans for its own account or in its own name. The Company anticipates that it will acquire Preferred Stock in LoriMac which will have a non-voting, 99% economic interest in LoriMac. The Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination services operation. TiServ will be assigned the servicing rights created by LoriMac. LoriMac will continue to sub-service the loans on behalf of TiServ.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                                     GENERAL

      TIS Mortgage Investment Company, a Maryland corporation formed on May 11, 1988, is a self-managed real estate investment trust or REIT. The Company's business is to invest in mortgage related assets, multifamily real estate, family shopping centers and real estate development projects. The Company has, in years before 1994, primarily invested in various classes of derivative mortgage instruments such as Residual Interests in CMOs. The Company broadened its investment emphasis from mortgage securities to include equity investments in real estate in 1994. Since 2000, the Company has reduced its emphasis on real estate and is putting the future emphasis of the Company into a specialized mortgage banking and servicing business.

      In addition to historical information, this report includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may also include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, results from investments of the Company, fluctuations in interest rates, deterioration in asset and credit quality, changes in the availability of capital leading to among other things insufficient cash and liquidity, changes in business strategy or development plans, general economic or business conditions and the other factors discussed in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

Significant Accounting Policies and Estimates

      Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the depreciable lives of our assets, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our financial statements.

                             RESULTS OF OPERATIONS

      The Company had a net loss of $243,000 or $0.03 per share, for the quarter ended March 31, 2002. This compares to a net loss of $1,299,000, or $0.15 per share, for the quarter ended March 31, 2001. The Company did not pay a dividend in the first quarter of either year.

      Real Estate operations generated a profit of $49,000 for the quarter ended March 31, 2002 as compared to a loss of $1,013,000 in the three months ended March 31, 2001. The major reason for the swing from loss to profit was the fact that there was an $878,000 loss on the sale of the Mountain Shadows Shopping Center which occurred on March 12, 2001. Revenues and other expenses from real estate operations were all lower in the first quarter of 2002 since the operating performance of 2001 included the Mountain Shadows Shopping

      Income from Mortgage Related Assets declined from $2,000 in the first quarter of 2001 to $0 in the first quarter of 2002. The decline in income from mortgage related assets was due to the sale or redemption of mortgage investments in 2000.

      For the three months ended March 31, 2002, general and administrative expense totaled $242,000 as compared to $252,000 in the comparable prior year period. The decrease in expense is primarily attributable to a curtailment of the Company's real estate operations.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of mortgage instruments, multifamily residential properties and other real estate investments.

      The Company's cash flows for the three months ended March 31, 2002 and 2001 are as follows:

           (in thousands)                                    2002        2001
           ---------------------------------------------------------------------

           Used in Operating Activities                   $  (183)     $   (214)
           Provided by (Used in) Financing Activities         199        (6,079)
           (Used in)  Provided by Investment Activities       (25)        6,198
                                                          ----------------------
           Net Decrease in
               Cash and Cash Equivalents                  $    (9)     $    (95)
                                                          ======================

      At March 31, 2002, the Company had unrestricted cash and cash equivalents of $10,000.

      The Company has no significant commitments for capital expenditures relating to the real estate operations as of March 31, 2002 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

      In April of 1999, the Company entered into a financing agreement with the Former Manager whereby the Former Manager extended a revolving line of credit of $1,000,000 to the Company. This line is to provide working capital to the Company and is at the rate of prime plus one and one half percent. Payment on the line of credit can be accelerated on certain events, including a change in control of the Company in which certain officers of the Company are removed or in which a majority of the Board is changed. The line was fully retired and the financing agreement terminated in September, 2002.

      The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2003, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of March 31, 2003, that the available cash balances will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

          Exhibit No.

             99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TIS MORTGAGE INVESTMENT COMPANY

 March 31, 2003                         BY: /s/  Lorraine O. Legg
                                            ------------------------------------
      Date                                 Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

March 31, 2003                          BY: /s/  John E. Castello
                                            ------------------------------------
      Date John E. Castello, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

                                  CERTIFICATION

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



Date: March 31, 2003                     /s/ Lorraine O. Legg
                                        ------------------------------
                                        Lorraine O. Legg, President and
                                        Chief Executive Officer

                                  CERTIFICATION

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


Date: March 31, 2003                   /s/ John E. Castello
                                      ------------------------------
                                      John E. Castello, Executive Vice President
                                      and Chief Financial Officer