Form 10QSB
period 2002-06-30
TIS MORTGAGE INVESTMENT CO
filed 2003-03-31
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

                                    Yes     No X
                                        ---   ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock                  Outstanding at March 31, 2003
       ---------------------                  -----------------------------
          $.001 Par Value                            8,893,250 Shares

Transitional Small Business Format:

                                    Yes     No X
                                        ---   ---

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index


                          Part I. Financial Information


Item 1.  Financial Statements (Unaudited)                            Page Number

Condensed Consolidated Financial Statements                                3

Condensed Consolidated Balance Sheets
          June 30, 2002                                                    4

Condensed Consolidated Statements of Operations
          Three months and Six months ended June 30, 2002 and 2001         5

Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 2002 and 2001                          6

Notes to Condensed Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis                             12


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 15

Signatures                                                                15

Certifications                                                            16

                              EXPLANATORY STATEMENT

         This Form 10-QSB is being filed late. The information in the Form 10-QSB is as of June 30, 2002 unless otherwise indicated herein.


--------------------------------------------------------------------------------
                          PART 1: FINANCIAL INFORMATION
--------------------------------------------------------------------------------


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

         In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
--------------------------------------------------------------------------------

(In thousands, except share data)                                  June 30, 2002
--------------------------------------------------------------------------------

ASSETS
Property:
     Operating Real Estate Assets, net                   $  6,683
     Construction in Progress                                 348
     Land                                                   2,584
                                                         --------
           Total Property                                   9,615
                                                         --------

Other Assets
      Cash and Cash Equivalents                                26
      Restricted Cash                                          63
      Accrued Interest and Accounts Receivable, Net            13
      Capitalized Loan Fees, Net                               98
      Prepaid Expenses                                         79
                                                         --------
            Total Other Assets                                279
                                                         --------

            Total Assets                                 $  9,894
                                                         ========

-----------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                             $  6,897
Payable to Directors, Officers and Affiliates, Net            921
Accounts Payable and Accrued Liabilities                      858
Accrued Interest Payable                                       45
                                                         --------
            Total Liabilities                               8,721
                                                         --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                             9
Additional Paid-in Capital                                 76,467
Retained Deficit                                          (75,303)
                                                         --------
            Total Shareholders' Equity                      1,173
                                                         --------

            Total Liabilities and Shareholders' Equity   $  9,894
                                                         ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)

                                                         Three Months Ended                Six Months Ended
                                                               June 30                         June 30
                                                     ---------------------------    -----------------------
                                                           2002            2001          2002         2001
-----------------------------------------------------------------------------------------------------------

REAL ESTATE OPERATIONS
Rental and Other Income                                  $  402        $  370         $  809      $  1,066
Operating and Maintenance Expenses                         (135)         (121)          (243)         (420)
Depreciation                                                (64)          (62)          (127)         (142)
Interest on Real Estate Notes Payable                      (153)         (162)          (306)         (555)
Property Taxes                                              (36)          (36)           (70)          (95)
Loss on Sale of Property                                     --            --             --          (878)
                                                     -----------   -----------    ----------    -----------
    Gain (Loss)Loss from Real Estate Operations              14           (11)            63        (1,024)
                                                     -----------   -----------    ----------    -----------

MORTGAGE RELATED ASSETS
      Interest Income                                        --             2             --             4
                                                     -----------   -----------    ----------    -----------

OTHER EXPENSES
General and Administrative                                  206           222            448           474
Interest Expense                                             20            14             40            25
Legal Expense                                               102            35            132            60
                                                     -----------   -----------    ----------    -----------
      Total Other Expenses                                  328           271            620           559
                                                     -----------   -----------    ----------    -----------

   Net Loss                                             $  (314)      $  (280)       $  (557)    $  (1,579)
                                                     ===========   ===========    ==========    ===========

-----------------------------------------------------------------------------------------------------------

Net Loss per Share, Basic and Diluted                  $  (0.04)     $  (0.03)       $ (0.06)        $(0.18)

Distributions Declared per Share                             --            --             --             --

Weighted Average Shares Outstanding                       8,893         8,893          8,893          8,893

-----------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                 --------------------------------
                                                                                           2002           2001
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                              $    (557)       $  (1,579)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
            Depreciation                                                                    127              142
            Loss on Sale of Property                                                         --              878
(Increase) Decrease in Accrued Interest and Accounts Receivable                              (8)               6
Decrease in Prepaid Expenses                                                                 11               66
Increase in Net Payable to Directors, Officers and Affiliates,                              396              193
Decrease in Accounts Payable and Accrued Liabilities                                       (130)            (150)
Decrease in Accrued Interest Payable                                                         --              (37)
                                                                                    ------------     ------------
                  Net Cash Used in Operating Activities                                    (161)            (481)
                                                                                    ------------     ------------

-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Increase in Restricted Cash                                                                 (13)             (10)
Additions to Operating Real Estate Assets and Construction in Progress                       --              (45)
Proceeds from Sale of Operating Real Estate                                                  --            6,269
Write-off of Mortgage Related Assets                                                         14               --
Proceeds from Sale of Mortgage Related Assets                                                --               43
                                                                                    ------------     ------------
                  Net Cash Provided by Investment Activities                                  1            6,257
                                                                                    ------------     ------------

-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Notes  Payable on Real Estate                                                 460              230
Payments on Notes Payable on Real Estate                                                   (293)          (6,108)
                                                                                    ------------     ------------
                  Net Cash Provided by (Used in) Financing Activities                       167           (5,878)
                                                                                    ------------     ------------

Net Change in Cash and Cash Equivalents                                                       7             (102)
Cash and Cash Equivalents at Beginning of Period                                             19              105
                                                                                    ------------     ------------

Cash and Cash Equivalents at End of Period                                            $      26        $       3
                                                                                    ============     ============

-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                                                $     346        $     631

-----------------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 1.  Basis of Presentation

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2001.

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

         Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of June 30, 2002 and 2001, outstanding options for the purchase of up to 349,000 shares of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

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

Note 3.  Property

         The carrying value of real estate property at June 30, 2002 is presented in the following table:

                                                                  June 30,
               (in thousands)                                       2002
               ----------------------------------------------------------------
               Land                                                    $  2,584
               Buildings and Improvements                                 7,916
               Personal Property                                            359
               Construction in Progress                                     348
                                                               ----------------
                   Total                                                 11,207
                                                               ----------------

               Less Accumulated Depreciation                             (1,592)
                                                               ----------------
                   Net Property                                         $ 9,615
                                                               ================

         In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of Sale paid at closing totaled approximately $370,000. A cash holdback of approximately $561,000 was credited to the buyer to cover repairs of items that are in arbitration with the previous owner. The Company will be entitled to receive that portion of the holdback that remains after repair costs are determined, but there can be no assurance that any amount of the holdback will be repaid to the Company. This left approximately $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately $7,863,000 prior to the sale, which resulted in a gain on the sale of approximately $1,490,000. The Company retains its ownership of the adjoining 9.75 acres of unimproved land and plans to develop this land over time. At June 30, 2002, the book value of the land and related construction in progress was $1,348,000.

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

         On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all deterioration to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $45,000 remain on the Company's books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest is calculated at 12% and 13% of the property's purchase price for year 1 and year 2 of the lease, respectively. Interest expense related to this financing for the six months ended June 30, 2002 was $20,000.


Note 4. Notes Payable on Real Estate

         The following table summarizes the debt outstanding on the properties as of June 30, 2002.


(in thousands)
                                                                  Interest                         Monthly
                         Principal Balance       Basis of           Rate                          Principal
                             June 30,            Interest         June 30,          Due          and Interest
Property                         2002              Rate             2002            Date           Payment
----------------------------------------------------------------------------------------------------------------
Villa San Marcos                $   6,437            Fixed              8.31%      4/1/07              $  68

Midtown Center                        460            Fixed             12.00%        --                    5
----------------------------------------------------------------------------------------------------------------

Total                           $   6,897                                                               $ 73
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

Note 5.  Payable to Directors, Officers & Affiliates

         At June 30, 2002, Payable to Directors, Officers and Affiliates totaled $921,000 and was comprised of the following:

                                                                         (000's)
                                                                         ------
                 Payable to Directors                                    $  157
                 Advance from Executive Officer                              95
                 Payable to Pacific Securitization, Inc. (PSI)              447
                 Payable to TIS Financial Services, Inc. (TISFIS)           222
                                                                         ------
                                                                         $  921
                                                                         ======

         The payable to directors are accrued but unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11.0% and is payable on demand. The payable to Pacific Securitization Inc. is an unsecured demand note and bears interest at 11.0%. Pacific Securitization Inc. is a shareholder of the Company and a related party. The net payable to TISFIS is net of advances made between the companies and a payable to TISFIS representing the net unreimbursed expenses under the expense sharing arrangement between the parties.

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


                                                      Three Months Ended:           Six Months Ended:
      (in thousands)                                        June 30                     June 30
                                                       2002           2001        2002           2001
                                                 -------------------------   -------------------------
      Net loss                                        $(314)         $(280)      $(557)        $(1,579)
      Net change in unrealized gains (losses)
          available for sale investments                 --             --          --             --
                                                 -------------------------    ------------------------
      Comprehensive loss                              $(314)         $(280)      $(557)        $(1,579)
                                                 =========================    ========================

Note 7.  Segment Data

         The Company's operations consist of a real estate portfolio of multifamily residential housing and retail shopping centers as well as mortgage related investments in structured securities. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. For the six months ended June 30, 2002, the real estate portfolio was the only material operating segment.

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

                              RESULTS OF OPERATIONS

         The Company had net losses of $314,000 or $0.04 per share and $557,000 or $0.06 per share for the quarter and six months ended June 30, 2002, respectively. This compares to net losses of $280,000, or $0.03 per share and $1,579,000 or $0.18 per share, for the quarter and six months ended June 30, 2001. The Company did not pay a dividend in the first six months of either year.

         Real Estate operations generated income of $14,000 and $63,000 for the quarter and six months ended June 30, 2002 as compared to losses of $11,000 and $1,023,000 for the quarter and six months ended June 30, 2001, respectively. The major reason for the change in profitability in the six months period was the $878,000 loss on the sale of the Mountain Shadows Shopping Center which occurred on March 12, 2001. Income from real estate operations improved in the quarter ended June 30, 2002 due to lower interest costs.

         For the quarter and six months ended June 30, 2002, general and administrative expense totaled $206,000 and $448,000, respectively, as compared to $222,000 and $474,000 in the comparable prior year periods. The decrease in expense is primarily attributable to a curtailment in the Company's real estate operations.

         Legal Expense was $102,000 and $132,000 for the quarter and six months ended June 30, 2002 as compared to $35,000 and $60,000 for the quarter and six months ended June 30, 2001. The increase from 2001 to 2002 in both the quarter and six months was due to increased legal expenses related to the Company's sale of properties and the formation of TiServ, Inc.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of mortgage instruments, multifamily residential properties and other real estate investments.

         The Company's cash flows for the six months ended June 30, 2002 and 2001 are as follows:

          (in thousands)                                    2002       2001
          ----------------------------------------------------------------------
          Used in Operating Activities                     $(161)     $  (481)
          Provided by (Used in) Financing Activities         167       (5,878)
          Provided by Investment Activities                    1        6,257
                                                       -------------------------
          Net Increase (Decrease) in
              Cash and Cash Equivalents                    $   7      $  (102)
                                                       =========================

         At June 30, 2002, the Company had unrestricted cash and cash equivalents of $26,000.

         The Company has no significant commitments for capital expenditures relating to the real estate operations as of June 30, 2002 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

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

         (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TIS MORTGAGE INVESTMENT COMPANY




March 31, 2003                        BY:  /s/  Lorraine O. Legg
    Date                                   --------------------------
                                           Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




 March 31, 2003                       BY:  /s/  John E. Castello
    Date                                   -------------------------------
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