Form 10QSB
period 2002-09-30
TIS MORTGAGE INVESTMENT CO
filed 2003-03-31
CIK 833088

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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
       $.001 Par Value                                8,893,250 Shares

Transitional Small Business Format:

                             Yes |_|          No |X|

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index


                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)                                   Page Number

Condensed Consolidated Financial Statements                                     3

Condensed Consolidated Balance Sheets
          September 30, 2002                                                    4

Condensed Consolidated Statements of Operations
          Three months and Nine months ended September 30, 2002 and 2001        5

Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 2002 and 2001                         6

Notes to Condensed Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis                                  12

Item 3.  Controls and Procedures                                               14

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                      15

Signatures                                                                     15

Certifications                                                                 16

                              EXPLANATORY STATEMENT

         This Form 10-QSB is being filed late. The information in the Form 10-QSB is as of September 30, 2002 unless otherwise indicated herein.

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

         In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
        ------------------------------------------------------------------------
        (In thousands, except share data)                     September 30, 2002
        ------------------------------------------------------------------------

        ASSETS
        Property:
             Operating Real Estate Assets, net                   $      415
             Construction in Progress                                   348
             Land                                                     1,000
                                                                 ----------
                   Total Property                                     1,763
                                                                 ----------
        Other Assets
              Cash and Cash Equivalents                               1,911
              Accrued Interest and Accounts Receivable, Net               9
              Prepaid Expenses                                           52
                                                                 ----------
                    Total Other Assets                                1,972
                                                                 ----------

                    Total Assets                                 $    3,735
                                                                 ==========
        ------------------------------------------------------------------------

        LIABILITIES

        Notes Payable on Real Estate                             $      460
        Payable to Directors, Officers and Affiliates, Net              630
        Accounts Payable and Accrued Liabilities                        482
                                                                 ----------
                    Total Liabilities                                 1,572
                                                                 ----------

        SHAREHOLDERS' EQUITY
        Common Stock, par value $.001 per share;
              100,000,000 shares authorized; 8,893,250
              shares issued and outstanding                               9
        Additional Paid-in Capital                                   76,467
        Retained Deficit                                            (74,313)
                                                                 ----------
                    Total Shareholders' Equity                        2,163
                                                                 ----------

                    Total Liabilities and Shareholders' Equity   $    3,735
                                                                 ==========

        ------------------------------------------------------------------------

        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)
                                     (Amounts in Thousands except Per Share Data)

                                                          Three Months Ended            Nine Months Ended
                                                             September 30                  September 30
                                                     -------------------------      -----------------------
                                                        2002              2001          2002          2001
-----------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                              $     226         $   385       $  1,035      $  1,450
Operating and Maintenance Expenses                        (233)           (137)          (476)         (558)
Depreciation                                               (44)            (63)          (171)         (205)
Interest on Real Estate Notes Payable                     (122)           (147)          (428)         (700)
Property Taxes                                             (15)            (32)           (85)         (128)
Gain (Loss) on Sale of Property                          1,490              --          1,490          (878)
                                                     ---------       ---------      ---------     ---------
Gain (Loss) from Real Estate Operations                  1,302               6          1,365        (1,019)
                                                     ---------       ---------      ---------     ---------

MORTGAGE RELATED ASSETS
      Interest Income                                        1              --              1             4
                                                     ---------       ---------      ---------     ---------

OTHER EXPENSES
General and Administrative                                 244             200            692           672
Interest Expense                                            22              14             62            40
Legal Expense                                               47               4            179            64
                                                     ---------       ---------      ---------     ---------
      Total Other Expenses                                 313             218            933           776
                                                     ---------       ---------      ---------     ---------

   Net Income (Loss)                                  $    990         $  (212)      $    433     $  (1,791)
                                                     =========       =========      =========     =========

-----------------------------------------------------------------------------------------------------------

Net Income (Loss) per Share, Basic and Diluted
                                                        $ 0.11          $(0.02)         $0.05        $(0.20)

Distributions Declared per Share

Weighted Average Shares Outstanding                      8,893           8,893          8,893         8,893

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


                                   TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                (Amounts in Thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      ----------------------------
                                                                                          2002             2001
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                       $     433         $ (1,791)
Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
            Depreciation                                                                      171              205
            (Gain) Loss on Sale of Property                                                (1,490)             878
      (Increase) Decrease in Accrued Interest and Accounts Receivable                          (4)               9
      Decrease in Prepaid Expenses                                                             38               92
      Increase in Net Payable to Directors, Officers and Affiliates                           105              325
      Decrease in Accounts Payable and Accrued Liabilities                                   (516)            (102)
      Decrease in Accrued Interest Payable                                                    (45)             (37)
                                                                                        ---------         --------
                  Net Cash Used in Operating Activities                                    (1,308)            (421)
                                                                                        ---------         --------

------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Decrease (Increase) in Restricted Cash                                                         50              (25)
Additions to Operating Real Estate Assets                                                      (2)             (63)
Proceeds from Sale of Operating Real Estate                                                 9,300            6,269
Write-off of Mortgage Related Assets                                                           14               --
Proceeds from Sale of Mortgage Related Assets                                                  --               43
                                                                                        ---------         --------
                  Net Cash Provided by Investment Activities                                9,362            6,224
                                                                                        ---------         --------

------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Notes Payable on Real Estate                                                    460              230
Payments on Notes Payable on Real Estate                                                   (6,730)          (6,135)
Write-off of Capitalized Loan Fees                                                            108               --
                                                                                        ---------         --------
                  Net Cash Used in Financing Activities                                    (6,162)          (5,905)
                                                                                        ---------         --------

Net Increase (Decrease) in Cash and Cash Equivalents                                        1,892             (102)
Cash and Cash Equivalents at Beginning of Period                                               19              105
                                                                                        ---------         --------

Cash and Cash Equivalents at End of Period                                              $   1,911         $      3
                                                                                        =========         ========

------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                                                  $     535         $    785

------------------------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2001.

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

         Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of September 30, 2002 and 2001, outstanding options for the purchase of up to 349,000 shares of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

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

Note 3.  Property

         The carrying value of real estate property at September 30, 2002 is presented in the following table:

                                                                September 30,
               (in thousands)                                       2002
               ----------------------------------------------- ----------------
               Land                                                    $  1,000
               Buildings and Improvements                                   457
               Construction in Progress                                     348
                                                               ----------------
                    Total                                                 1,805
                                                               ----------------
               Less Accumulated Depreciation                                (42)
                                                               ----------------
                   Net Property                                       $   1,763
                                                               ================

         In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of Sale paid at closing totaled approximately $370,000. A cash holdback of approximately $561,000 was credited to the buyer to cover repairs of items that are in arbitration with the previous owner. The Company will be entitled to receive that portion of the holdback that remains after repair costs are determined, but there can be no assurance that any amount of the holdback will be repaid to the Company. This left approximately $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately $7,863,000 prior to the sale, which resulted in a gain on the sale of approximately $1,490,000. The Company retains its ownership of the adjoining 9.75 acres of unimproved land and plans to develop this land over time. At September 30, 2002, the book value of the land and related construction in progress was $1,348,000.

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

         On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all deterioration to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $45,000 remain on the Company's books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest is calculated at 12% and 13% of the property's purchase price for year 1 and year 2 of the lease, respectively. Interest expense related to this financing for the nine months ended September 30, 2002 was $29,000.

Note 4.  Notes Payable on Real Estate

         The following table summarizes the debt outstanding on the properties as of September 30, 2002.

(in thousands)

                                                              Interest                         Monthly
                     Principal Balance       Basis of           Rate                          Principal
                         Sept. 30,           Interest         Sept. 30,          Due         and Interest
Property                     2001              Rate             2002            Date           Payment
---------------------------------------------------------------------------------------------------------
Midtown Center                  $ 460         Fixed             12.00%           --             $ 5
---------------------------------------------------------------------------------------------------------
Total                           $ 460                                                           $ 5
=========================================================================================================

         The note on Midtown Center relates to the financing transaction involved with the sale of the property as described in Note 3.

Note 5.  Payable to Directors, Officers & Affiliates

         At September 30, 2002, Payable to Directors, Officers and Affiliates totaled $630,000 and was comprised of the following:

                                                                      (000's)
           Payable to Directors                                    $      173
           Advance from Executive Officer                                  98
           Payable to Pacific Securitization, Inc. (PSI)                  455
           Receivable from TIS Financial Services, Inc. (TISFIS)          (96)
                                                                  -----------
                                                                   $      630

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

Note 6.  Reporting Comprehensive Income (Loss)

         The Company's comprehensive income (loss) includes net income or loss reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net income or loss adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income (loss).

                                                    Three Months Ended:                     Nine Months Ended:
      (In thousands)                                    September 30                           September 30
                                                          2002               2001                 2002           2001
                                               -----------------------------------      ------------------------------
      Net income (loss)                                  $ 990             $(212)                 $433       $(1,791)
      Net change in unrealized gains (losses)
          available for sale investments                    --                 --                   --             --
                                               -----------------------------------      ------------------------------
      Comprehensive income (loss)                        $ 990             $(212)                 $433       $(1,791)
                                               ===================================      ==============================

Note 7.  Segment Data

         The Company's operations consist of a real estate portfolio of multifamily residential housing and retail shopping centers as well as mortgage related investments in structured securities. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. For the nine months ended September 30, 2002, the real estate portfolio was the only material operating segment.

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

                              Results of Operations

         The Company had net income of $990,000 or $0.11 per share and $433,000 or $0.05 per share for the quarter and nine months ended September 30, 2002, respectively. This compares to net losses of $212,000, or $0.02 per share and a loss of $1,791,000 or $0.20 per share, for the quarter and nine months ended September 30, 2001. The Company did not pay a dividend in the first nine months of either year.

         Real Estate operations generated income of $1,302,000 and $1,365,000 for the quarter and nine months ended September 30, 2002 and income of $6,000 and a loss of $1,019,000 for the quarter and nine months ended September 30, 2001, respectively. The major reason for the swing from loss to income in the nine months period was taking a $1,490,000 gain on sale of the Villa San Marcos Apartments in 2002 versus taking the $878,000 loss on the sale of the Mountain Shadows Shopping Center which occurred on March 12, 2001. Revenues and other expenses from real estate operations were all lower in the nine months ended September 30, 2002 since the operating performance of 2001 included both the Mountain Shadows shopping center and the Villa San Marcos Apartments, both of which were sold.

         For the quarter and nine months ended September 30, 2001, general and administrative expense totaled $244,000 and $692,000, respectively, as compared to $200,000 and $672,000 in the comparable prior year periods. The increase in expense is primarily attributable to increased accounting and related expenses.

         Legal Expense was $47,000 and $179,000 for the quarter and nine months ended June 30, 2002 as compared to $4,000 and $64,000 for the quarter and nine months ended June 30, 2001. The increase from 2001 to 2002 in both the quarter and nine months was due to increased legal expenses related to the Company's sale of properties and development of new business.

                         Liquidity and Capital Resources

         The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of mortgage instruments, multifamily residential properties and other real estate investments.

The Company's cash flows for the nine months ended September 30, 2002 and 2001 are as follows:

   (in thousands)                                    2002               2001
   --------------------------------------------------------------------------

   Used in Operating Activities          $      (1,308)         $       (421)
   Used in Financing Activities                 (6,162)               (5,905)
   Provided by Investment Activities             9,362                 6,224
                                      ---------------------------------------
   Net Increase (Decrease) in
       Cash and Cash Equivalents         $       1,892          $       (102)
                                      =======================================

         At September 30, 2002, the Company had unrestricted cash and cash equivalents of $1,911,000.

         The Company has no significant commitments for capital expenditures relating to the real estate operations as of September 30, 2002 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

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

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2003, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of March 31, 2003, that the available cash balances will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto

         The Company believes that it will have the ability to finance portions of the mortgage servicing investments it intends to acquire in order to fund additional growth in that area should it so desire. In addition the Company has additional real estate which could be sold to provide limited additional liquidity and growth capital.

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

ITEM 3.   Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities and Exchange Act reports is recorded, processed, summarized and reported within the time periods specificed in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

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

            (b) The following reports on Form 8-K were filed regarding the quarter ended September 30, 2002:

            Current report on Form 8-K under Item 5 - Other Events, dated August 19, 2002 announcing the sale of the Villa San Marcos Apartments.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TIS MORTGAGE INVESTMENT COMPANY


March 31, 2003                          BY:  /s/  Lorraine O. Legg
------------------                         -------------------------------------
              Date                         Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



 March 31, 2003                         BY:  /s/  John E. Castello
-------------------                        ------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                  /s/ John E. Castello
                                      ------------------------------
                                      John E. Castello, Executive Vice President
                                      and Chief Financial Officer