Form 10KSB
period 2002-12-31
TIS MORTGAGE INVESTMENT CO
filed 2003-03-31
CIK 833088

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2002

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

                         ------------------------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____.
Issuer's revenues for the fiscal year ended December 31, 2002: $1,058,000

As of March 21, 2003 the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the price on that date of the shares) was approximately $3,908,000.

As of March 21, 2003, there were 8,893,250 shares of Common Stock outstanding.

                   Documents Incorporated by Reference: None.

                         TIS MORTGAGE INVESTMENT COMPANY
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                                                      Page
PART I

Item 1:    Business                                                                                      3
Item 2:    Properties                                                                                   12
Item 3:    Legal Proceedings                                                                            12
Item 4:    Submission of Matters to a Vote of Security Holders                                          12

PART II

Item 5:    Market for the Registrant's Common Equity and Related Stockholder Matters                    13
Item 6:    Management's Discussion and Analysis                                                         14
Item 7:    Financial Statements and Supplementary Data                                                  26
Item 8:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         26

PART III

Item  9:  Information about Directors and Executive Officers of the Registrant                          27
Item 10:  Executive Compensation                                                                        28
Item 11:  Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters                                                                 30
Item 12:  Certain Relationships and Related Transactions                                                32
Item 13:  Exhibits and Reports on Form 8-K                                                              34
Item 14:  Controls and Procedures                                                                       35

         IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, BELIEFS, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 6 IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-QSB TO BE FILED BY THE COMPANY FOR FISCAL YEAR 2003 AND BEYOND, AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.


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

         The Company has been working to develop a wide range of potential business opportunities, such as acquisitions, mergers, structured transactions and joint ventures - all designed to preserve and employ the Company's substantial net operating loss carryforward. The Company has been improving its liquidity by liquidating existing investments in multifamily properties and family shopping centers. The Company intends to make a substantial portion of its future investments in mortgage servicing related investments and will continue to consider new investments in multifamily real properties, family shopping centers and potential development projects. Real property acquisitions will be opportunistic, however, and will occur from time to time if and when sufficient financial resources and returns are available.

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

         On February 2, 1999, the Company acquired all the shares of Novato Markets, Inc. and through its subsidiary acquired a shopping center located in Rohnert Park, California, named Mountain Shadows Plaza and a shopping center in Petaluma, California, named Midtown Center. The shopping centers have a combined commercial and retail space totaling approximately 76,000 square feet. Mountain Shadows Plaza consists of three buildings and is anchored by a large grocery store. Midtown Center consists of a single building of approximately 7,200 square feet. In March of 2001, the Company sold its interest in Mountain Shadows Plaza. In March of 2002, the Company sold its interest in the Midtown Center in Petaluma, California and simultaneously entered into a two-year leaseback contract. Terms of the sale and leaseback transaction included a provision that the Company would be responsible for substantially any deterioration in the property during the leaseback period, and granted an option to repurchase at specified terms and a right of first refusal to the Company should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale-leaseback for accounting purposes but rather as a financing.
         .
INVESTMENT IN MORTGAGE SERVICING RIGHTS.

         The Company has determined that it will continue its mortgage investment business by making a significant and focused investment in the development of a specialized mortgage banking and servicing business. On May 8, 2002 the Company formed a new subsidiary, TiServ, Inc. ("TiServ") which will be the entity which will own mortgage servicing rights.

         The Company expects to enter into an agreement regarding the origination of new mortgage servicing with LoriMac, Inc. ("LoriMac"), a subsidiary of TIS Financial Services, Inc., ("TISFS") the former manager of the Company ("Former Manager"). LoriMac was incorporated in Delaware on May 8, 2002, and commenced operations on May 8, 2002. LoriMac will provide the people and the facilities for a company which provides mortgage origination services to small banks, savings and loans and credit unions. In return for its services, LoriMac receives fees from the originating institutions and services the loans created. LoriMac does not warehouse or close the loans for its own account or in its own name. The Company anticipates that it will acquire preferred stock in LoriMac which will have a non-voting, 99% economic interest in LoriMac. The Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination services operation. TiServ will be assigned the servicing rights created by LoriMac. LoriMac will continue to sub-service the loans on behalf of TiServ.

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

LIMITATION ON USE OF NET OPERATING LOSS ("NOL") CARRYFORWARDS.

         As of December 31, 2002, the Company had a consolidated net operating loss carryforward of approximately $67 million for Federal income tax purposes. This number is based upon actual Federal consolidated income tax filings for the periods through December 31, 2000 and an estimate of the 2001 and 2002 taxable loss. Some or all of the carryforward may be available to the Company to offset, for Federal income tax purposes, the future taxable income, if any, of the Company and its wholly-owned subsidiaries, subject to the limitations and risks discussed below.

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

         Novato Markets, Inc. is a wholly-owned subsidiary of the Company, incorporated on July 26, 1956, and acquired on February 2, 1999. It has one wholly-owned subsidiary, P-SUB I, Inc. incorporated on June 4, 1997. P-SUB I was the owner of the Mountain Shadows Plaza Shopping Center sold on March 12, 2001 and of the Midtown Center sold by the Company on March 18, 2002. The accounts of Novato Markets, Inc. and P-SUB I, Inc. are consolidated with those of the Company.

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

                            MANAGEMENT OF OPERATIONS

SELF MANAGEMENT

                  In connection with becoming self-managed on July 1, 1996, the Company entered into a Facilities and Expense Sharing Agreement ("Expense Sharing Agreement") with TIS Financial Services Inc., the Former Manager, providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, Chairman and President of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. Both agreements have evergreen renewal provisions that automatically extend the term of the agreements for one year, unless either party provides prior written notice to terminate during the periods provided by the agreement. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space. The Company incurred expenses of $229,000 and $286,000 for the years ended December 31, 2002 and 2001, respectively under the expense sharing agreement with the Former Manager.

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

         The failure of the Company to be treated as a REIT for any taxable year could materially and adversely affect the shareholders, since the Company would be taxed as a corporation. Accordingly, the taxable income of the Company (computed without any deduction for distributions to shareholders) would be taxed to the Company at corporate rates (currently up to 35% for Federal purposes), and the Company would be subject to any applicable minimum tax. However, the Company has approximately $67 million of net operating loss carryforwards to offset taxable income. Additionally, distributions to the shareholders would be treated as ordinary income to the extent of the Company's earnings and profits. As a result of the "double taxation" (i.e. taxation at the corporate level and subsequently at the shareholder level when earnings are distributed) the distributions to the shareholders would decrease substantially, because a large portion of the cash otherwise available for distribution to shareholders would be used to pay taxes. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

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

ITEM 2.  PROPERTIES.

         At December 31, 2002, the Company's operating real estate assets consisted of one shopping center in Northern California (Midtown Center). Information on the Midtown Center as of December 31, 2002 is shown in the table below:

                                                         MIDTOWN
                                                          CENTER
                                                      ---------------

        Location                                        Petaluma, CA
        Date of Construction                                    1962

        Master Lease Liability
             at December 31, 2002                          $ 460,000

        Rentable Square Feet                                   7,200
        Monthly Rent per Square Foot in 2002                   $0.99

        Improved Land Area                                 0.39 Acres  (leased)

        Occupancy at December 31, 2002                          100%

         The Midtown Center was sold on March 18, 2002 and was leased back to the Company under a Master Lease Agreement for two years. The Company is entitled to all rents on the property and must pay all expenses. The Company has an option to repurchase the property at the end of the lease. The lease arrangement has been accounted for as a financing transaction.

         The principal executive offices of the Company and the Former Manager are located at 655 Montgomery Street, Suite 800, San Francisco, California 94111, telephone (415) 393-8000. The Company leases its office space under a lease expiring February 28, 2007 and subleases space to the Former Manager.

ITEM 3.  LEGAL PROCEEDINGS.

         At March 31, 2003, there were no material pending legal proceedings (other than any routine litigation incidental to the Company's business activities) to which the Company or its subsidiaries is a party or to which any of their respective property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades in the Over-The-Counter market under the symbol "TISM". The Stock was listed on the Pacific Exchange under the symbol "TIS" until May 11, 2000 when trading in the stock was suspended from that exchange due to the Company's inability to meet continuing listing requirements. The high and low bid prices in the Over-The-Counter market for the period after May 11, 2000 were as follows:

                                                HIGH BID          LOW BID
                                                --------          -------
2001
   First Quarter                                   .42              .20
   Second Quarter                                  .55              .11
   Third Quarter                                   .35              .05
   Fourth Quarter                                  .30              .09

2002
   First Quarter                                   .28              .16
   Second Quarter                                  .21              .09
   Third Quarter                                   .28              .06
   Fourth Quarter                                  .40              .20

2003
   First Quarter                                $  .70            $ .20


         The Over-The-Counter quotations included above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 21, 2003, the closing sales price of the shares of common stock as reported in the over the counter market was $0.62. On that date the Company had outstanding 8,893,250 shares of common stock which were held by approximately 500 shareholders of record.

         The Company did not pay any dividends to shareholders in fiscal 2001, 2002 or to date in 2003. The actual amount and timing of any future dividend payments will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

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

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         In addition to historical information, the discussion and analysis set forth below includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. This notice is intended to take advantage of the "safe harbor" provided by Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding liquidity and financing, sales, capital resources, and acquisitions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made based on information available as of the date hereof; actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations. The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties appear below in Factors That May Affect Future Results. Due to those factors, it is possible that in some future period the Company's results of operations may be below the expectations of the Company, any public market analysts and investors.

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

         The following table illustrates the Company's cash receipts, disbursements and reinvestments for fiscal 2002 and 2001.


        CASH FLOW ANALYSIS
        (In thousands)                                              2002                 2001
        ------------------                                      ---------              --------
        Beginning Cash Balance                                  $     19               $   105
        Cash Received:
            Sale of Mortgage Related Assets                           --                    43
            Sale of Real Estate Assets                             9,350                 6,269
        Cash Disbursements:
            Cash Expenses                                         (2,049)                 (397)
            Additions to Real Estate Assets and
                  Construction in Progress                            (2)                  (63)
            Decrease in Real Estate Notes, Net                    (6,270)               (5,938)
                                                                --------               --------
        Ending Cash Balance                                     $  1,048               $    19
                                                                ========               ========

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

RESULTS OF OPERATIONS

         The Company had a net loss of $6,000, or $0.00 per share, for the year ended December 31, 2002. For the year ended December 31, 2001 it had a net loss of $1,973,000, or $0.22 per share. No distributions were declared for 2001 or 2002. The year of 2002 reflected all twelve months operations of the Company's sole retail real estate property and only eight months operations of the Company's remaining residential real estate property and the results for the year include a gain on the sale of that property.

2002 COMPARED TO 2001

         Net loss from 2001 to 2002 improved by $1,967,000 in total from year to year. This was attributable to a swing in profitability from a loss to income in real estate operations. This change was offset by an increase in other expenses.

         Income from real estate operations went from a loss of $990,000 in 2001 to income of $1,334,000 in 2002. This change was primarily attributable to selling the Villa San Marcos apartments for a gain of $1,490,000 in 2002 versus selling properties for a loss of $878,000 in 2001. The remaining results of real estate operations reflect performance of the Villa San Marcos Apartments for eight months of 2002 instead of a full year of 2001.

         General and Administrative expenses increased from $858,000 in 2001 to $1,038,000 in 2002. This increase was primarily increased accounting expenses and increased costs of insurance.

         Legal expenses increased from $74,000 in 2001 to $227,000 in 2002. This increase of $153,000 was primarily attributable to $95,000 in costs related to the mortgage servicing business and $47,000 of costs related to arbitration with the previous owner of Villa San Marcos Apartments.

BUSINESS OUTLOOK

         The Company has put forth significant efforts to identify investment initiatives that would include use of the consolidated net operating loss carryforward. The Company has had preliminary discussions with potential strategic partners, centering on possible new investment in the Company, real estate joint ventures or both.

         The Company intends to direct its future investments principally towards mortgage servicing assets with some continuing emphasis on multifamily residential properties, family shopping centers and development opportunities. The Company has announced the establishment of an arrangement to add mortgage servicing in conjunction with the activities of LoriMac, a subsidiary of the Former Manager. (See Note 12 to the Financial Statements)

         With regard to real estate investments, the acquisition strategy of the Company has been to identify communities with an expanding employment base and demographics which will continue to provide economic growth. Properties sought for purchase within a given area were chosen because they were considered to be among the highest quality properties in that area and could be purchased below replacement cost. However, management believes that the earning potential for these investments, including future market appreciation potential, does not support a continued focus for the Company's investment efforts in this area.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2003, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes that the available cash balances will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto.

         The Company believes that it will have the ability to finance portions of the mortgage servicing investments it intends to acquire in order to fund additional growth in that area should it so desire. In addition, the Company has additional real estate which could be sold to provide limited additional liquidity and growth capital.

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

         The company has borrowed funds from affiliated parties. At December 31, 2002, Payable to Directors, Officers and Affiliates totaled $119,000 and was comprised of the following:

                                                                       (000's)
                                                                    ----------
             Payable to Directors                                   $    187
             Advance from Executive Officer                              101
             Advance to Executive Officer                                (50)
             Payable to Pacific Securitization, Inc. (PSI)               459
             Payable to TIS Financial Services, Inc. (TISFIS)           (578)
                                                                    ---------
                                                                    $    119
                                                                    ---------
         The payable to directors are accrued but unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11.0% and is payable on demand. The payable to PSI is an unsecured demand note and bears interest at 11.0%. PSI is a shareholder of the Company and a related party. The net receivable from TISFIS is made up of two components: net advances to TISFIS of $816,000, and a payable to TISFIS of $238,000 representing the net unreimbursed expenses under the expense sharing arrangement described below.

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

FINANCINGS

         At December 31, 2002, the Company had outstanding borrowings of $460,000 related to its financing arrangement on the Midtown Center. (See Note
3). Prior financings secured by multifamily real estate and Shopping Centers were retired through sale of properties in 2002.

         The Company has no significant commitments for capital expenditures relating to its real estate. The Company expects in the future to commence construction on 126 units of apartments to be built on the 9.75 acres of undeveloped land it owns in Fresno, California. This construction is expected to be funded by a construction loan, however, there can be no assurance that funding will be obtained.

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

         Ownership of shares of the Company's common stock is subject to significant risks including, but not limited to, the risks outlined below. Investors and potential investors should carefully review these risks before making an investment decision with respect to the Common Stock. Furthermore, because of these and other factors, future distributions to shareholders cannot be predicted. The Company has the right, but not the obligation, to refrain from making distributions to shareholders until the tax loss carry forward is fully used.

We Have A History Of Losses And There Is No Assurance That We Will Achieve Profitability

            We incurred net losses of $3,914,000, $2,954,000 and $1,973,000, for the years ended December 31, 1999, 2000 and 2001 respectively. Our net loss in 2002 was $6,000. As of December 31, 2002, our accumulated deficit was $75 million. We anticipate that we will incur significant operating costs in connection with the development of our specialized mortgage banking and servicing business, and we will need to generate significant new revenues to achieve profitability. We may not achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

Insufficient Cash and Liquidity Sources to Fund Ongoing Operations

           The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

           The Company believes that the proceeds from the sale of real estate will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto. Should the Company be unable to achieve profitability in the near term, or to obtain any funds necessary to continue its operations, it is very unlikely that the Company will continue as a going concern or that there will be any assets for payment to its shareholders.

Limited Liquidity and Market Price of Common Stock

         Attempts by shareholders to sell material numbers of shares of the Company's common stock is likely to cause the price of the stock to go down significantly, and liquidity in the shares may be very limited. The market price of the Company's common stock has been very volatile due to a wide variety of factors including the fact that it trades on a very limited basis, the Company's operating results, distributions (if any), actual or perceived changes in short-term and mortgage interest rates and their relationship to each other, actual or perceived changes in mortgage prepayment rates, and any variation between the net yield on the Company's assets and prevailing market interest rates. Any actual or perceived unfavorable changes in these and other factors may adversely affect the market price of the Company's common stock.

Risk Of New Operations; No Assurance Of Revenue And Operational Growth

            The Company has only recently begun its operations in the mortgage banking and servicing business. The Company intends to pursue a growth strategy for the foreseeable future and to broaden its customer base by entering contractual relationships to provide specialized mortgage services to small banks, savings and loans and credit unions. There can be no assurance that the Company will be able to sign up sufficient institutions, provide its services to a sufficient number of institutions, or expand successfully and operate profitably. It is also expected that such expansion plans will require the Company to hire additional personnel which will substantially increase its operating expenses in the short-run. Since management expects that there will be a time-lag between the expenditure of funds and the receipt of significant revenues from such efforts, the Company's results of operations will be adversely affected in the short-run. There can be no assurance that the Company will anticipate and respond effectively to all of the changing demands that new operations will have on the Company's management and operating systems. The Company's failure to meet its anticipated hiring needs and to adapt its systems could have a material adverse effect on its results of operations, financial condition and business prospects. Further, there can be no assurance that the Company will ever achieve its planned growth or broaden its client base, and the failure to do either will have a material adverse effect on the Company's results of operations, financial condition and business prospects.

            This risk will be much greater if there is a downturn in the mortgage business that could result from rising interest rates, a slow down in the real estate market or other conditions and circumstances. As a result of the limited operating history of our mortgage banking and servicing business and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of accounting, finance, marketing, and operations departments.

No Control Of Key Operating Subsidiary

         The Company anticipates that, through its subsidiary TiServ, it will acquire a Preferred Stock investment in LoriMac which will have a non-voting, 99% economic interest in LoriMac. In addition, the Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination services operation. Since the Company will have a non-voting investment in this business, the economic consequences are subject to the terms of the agreements negotiated between the parties.

Inability To Sign Up Financial Institution Clients Could Adversely Affect Our Business

            We rely on agreements with financial institutions to market our services to their clients. If we fail to sign up a substantial number of financial institutions in the near future, or if we lose any of our institutions after they sign up, we could fail to meet our growth objectives. Our service agreements are typically open-ended in length, and most can be terminated upon occurrence of various events and upon 90 days prior written notice. We cannot assure you that any or all of these agreements, if executed by financial institutions, will not be terminated or will be renewed or extended past their expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business could be adversely affected.

Risk Of Substantial Dependence On Refinance Market

            We anticipate that a significant percentage of mortgage customers will use our mortgage banking services to refinance existing mortgages and that they will be motivated to do so primarily when interest rates fall below the rates of their existing mortgages. The refinance market is highly interest rate sensitive. If interest rates stabilize or rise even moderately, the Company's refinance loan origination volume is likely to be adversely affected as consumers' incentive to refinance will be greatly reduced.

Risk Of Substantial Dependence On Favorable Economic And Real Estate
Environments

            The risks associated with the Company's mortgage banking and servicing business are more acute during periods of general or localized economic slowdown or recession because these periods may be accompanied by declining real estate values, and declining ability of borrowers to make loan payments. The actual rates of delinquencies, foreclosures and losses on loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect the Company's origination volume and servicing portfolio. In addition, during periods of economic slowdown or recession, the Company's customers may face financial difficulties and be more receptive to the offers of the Company's competitors to refinance their loans.

Dependence On Key Personnel

            The continued success of the Company is highly dependent on certain key managers, particularly Lorraine Legg. Lorraine has been the driving force behind the introduction and implementation of all corporate policy and infrastructure growth, and has also been responsible for developing the Company's long-term strategy. The loss of Lorraine or any other key manager would have a material adverse effect on the Company's results of operations, financial condition and business prospects.

Uncertain Lead Time To Develop Loan Activity And Close Mortgage Loans Can Lead To Unpredictable Revenue

            The Company will depend on new credit financial institutions and their clients to generate loan applications and the resulting origination and servicing fees for the Company. There can be no assurance that the Company will be able to sign up a sufficient number of financial institutions to develop a profitable business. Furthermore, even if a large number of financial institutions use the Company's services, the start-up time to market these services to financial institution clients and the resulting level of mortgage origination and servicing fees is unpredictable. The time between the date an application for a mortgage loan is received and the date the loan closes also can be lengthy and unpredictable. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer's decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer's own disclosure documentation. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and management resources supporting the loan completion process and never generate revenue from closed loans. Therefore, our results of operations may be adversely affected by long lead times to generate loan activity or if the mortgage loans applied for do not close in a timely manner or at all.


Our Quarterly Financial Results May Be Vulnerable To Significant Fluctuations And Seasonality, Which Could Adversely Affect Our Stock Price

            Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Certain months or quarters may experience a greater volume of mortgage loan applications and funded loans. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. It is possible that in some future periods our operating results may be below the expectations of any analysts and investors. In this event, the price of our common stock may fall.

We Depend On Services Of Various Companies Involved In The Mortgage Process; If These Companies Fail To Timely And Competently Deliver These Services, Our Business Will Be Adversely Affected

            We rely on other companies to perform services related to the loan underwriting process, including appraisals, credit reporting and title searches. Any interruptions or delays in the provision of these services may cause delays in the processing and closing of loans for our customers. If we are unsuccessful in managing the timely delivery of these services we will likely experience increased customer dissatisfaction and our business and reputation could be adversely affected.

Market Risks Relating to Mortgage Assets

         The results of the Company's operations are influenced, among other things, by the level of net cash flows generated by the Company's mortgage and servicing assets. The net cash flows vary primarily as a result of changes in mortgage prepayment rates, interest rates, reinvestment income and borrowing costs, all of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, reinvestment income and borrowing costs depend upon the nature and terms of the mortgage assets, the geographic location of the properties securing the Mortgage Loans included in or underlying the mortgage assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

Prepayment Risks

         Mortgage prepayments shorten the life of the mortgage instruments underlying the Company's mortgage and servicing assets, thereby reducing the overall net cash flows in the long term and causing an inherent decline in the Company's income. Prepayments of mortgage instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate Mortgage Loans included in such mortgage instruments. Conversely, prepayments decrease when then current mortgage interest rates exceed the interest rates on the Mortgage Loans included in such mortgage instruments. Prepayment experience also may be affected by the geographic location of the Mortgage Loans included in mortgage instruments, the types (whether fixed or adjustable rate) and assumability of such Mortgage Loans, conditions in the Mortgage Loan, housing and financial markets, and general economic conditions.

Risks of Decline in Net Cash Flows and Income from Mortgage Assets

         The Company's income from mortgage and servicing assets derives primarily from the net cash flows received on its mortgage assets which decline over time. For both tax and accounting purposes, the Company's net cash flows consist of two components - one representing return of a portion of the acquisition cost of the mortgage asset (the "Cost Component") and one representing income on the investment (the "Income Component"). The Income Component is highest in years immediately following the acquisition of the mortgage asset and declines over time. In addition, to the extent that actual mortgage prepayments exceed those assumed, this inherent decline in net cash flows and income is accelerated.

Inability to Predict Effects of Market Risks

         Because none of the above factors, including changes in prepayment rates, interest rates, reinvestment income and expenses are susceptible to accurate projection, the net cash flows generated by the Company's mortgage and servicing assets, and thus distributions to the Company's shareholders, cannot be predicted. The Company's borrowings may bear fixed or variable interest rates, may require additional collateral if the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. To the extent that the Company's borrowings bear variable interest rates, changes in short term interest rates will significantly influence the cost of such borrowings and can result in losses in certain circumstances. The Company also may increase the amount of its available funds through the issuance of debt securities.

Risks Associated with Investments in Real Estate

         The returns available from equity investments in real estate depend on the amount of income earned and appreciation generated by the related properties as well as the expenses incurred. Income from properties may be adversely affected by many things which will be out of the control of the Company including, among other things, demographic trends, increasing unemployment rates, oversupply of competing properties, reduction in demand for properties in the area, increasing affordability of single family homes, and adverse real estate, zoning and tax laws. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) constitute fixed costs and do not decrease when circumstances cause a reduction in income from the investment. Furthermore, real estate investments are relatively illiquid. Therefore, should the Company invest in additional real estate, the Company's ability to vary its real estate portfolio promptly in response to changes in economic or other conditions will be limited.

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

Uninsured Loss

         The Company carries several types of insurance. There are, however, certain types of extraordinary losses (such as losses resulting from earthquakes) that may be either uninsurable or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in and anticipated profits and cash flow and would continue to be obligated on any mortgage indebtedness on such property.

Americans with Disabilities Act

         The Company's remaining properties and any properties acquired in the future must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public access areas of such properties, where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodation or commercial facilities, except portions of such facilities, such as a leasing office which is open to the public. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. If required changes involve a greater expenditure than the Company currently anticipates or if the changes must be made on a more accelerated basis than it anticipates, the Company's operations could be adversely affected.

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

Ability to Make Use of NOLs

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

Competition

         The Company faces intense competition in its mortgage banking and servicing business, and low barriers to entry resulting in a steady stream of new competitors entering the market. Competition among industry participants can take many forms, including convenience of obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees, interest rates and other factors. The Company will compete with a wide range of other mortgage lenders, including mortgage banks, commercial banks, savings and loan associations, credit unions, and other financial service companies. Many of these competitors or potential competitors are substantially larger and have significantly greater name recognition, capital and other resources, and lower borrowing costs than the Company. In the future, the Company may also face competition from government-sponsored entities, such as FNMA and FHLMC. There can be no assurance the Company will be able to successfully compete with these competitors.

There are numerous real estate companies, insurance companies, financial institutions, pension funds and other property owners that compete with the Company in seeking properties for acquisition and in attracting and retaining tenants. There can be no assurance the Company will be able to successfully compete with these competitors as it seeks real estate investment opportunities.


Legislative And Regulatory Risks

         The Company is subject to many areas of regulatory compliance in its mortgage banking and servicing business. These regulatory rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

         Furthermore, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance more difficult or expensive.

Future Offerings of Common Stock

         The Company in the future may increase its capital resources by making additional offerings of its common stock or securities convertible into its common stock. The actual or perceived effect of such offerings may be the dilution of the book value or earnings per share of the Company's common stock which may result in a reduction of the market price of the Company's common stock. The Company is unable to amount, timing or nature of future sales of its common stock, as such sales will depend upon market conditions and other factors such as the Company's need for additional equity.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

                                    PART III

ITEM 9. INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

         Anthony H. Barash, 60, Director of the Company since February, 1999. Senior Vice President, Corporate Affairs, and General Counsel, Bowater Incorporated (paper and forest products company) from April 1996 to June 2002 and Secretary of that company from November 2001 to June 2002; Partner in the Los Angeles office, Seyfarth, Shaw, Fairweather & Geraldson (a national law firm), where he was a member of the firm's Business Law and Real Estate Group, from May 1993 to April 1996.

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

         Robert W. Ledoux, 62, Director of the Company since 1988. Private venture capital investor and consultant to Bryan & Edwards (private venture capital group) since 1998; Associate, Bryan & Edwards from 1984 to 1998; for the prior 11 years, Vice President, BA Investment Management Co. (wholly-owned subsidiary of Bank of America); and Chartered Financial Analyst.

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

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information regarding compensation paid or payable by the Company to the Company's Chief Executive Officer and its only other executive officer (the "Named Executive Officers") for the years indicated below.

                           SUMMARY COMPENSATION TABLE

                     Name and Principal Position               Year            Annual Compensation
                     ---------------------------               ----            -------------------
               Lorraine O. Legg                                2002                  $95,000
               President and Chief Executive Officer           2001                   95,000
                                                               2000                   95,000

               John E. Castello                                2002                  $80,000
               Executive Vice President and Principal          2001                   80,000
               Financial Officer                               2000                   80,000

         Stock Options. The following table sets forth information regarding options held by the Company's executive officers at December 31, 2002. The Company did not grant any options to its Named Executive Officers in 2002 or in later periods, and none of the Named Executive Officers exercised any options in 2002.

                                          Number of Securities          Value of Unexercised
                                         Underlying Unexercised         In-the-Money Options
                                            Options at Fiscal               at Fiscal
                                             Year-End(#)(1)               Year-End ($)(2)

                      Name               Exercisable/Unexercisable    Exercisable/Unexercisable
                      ----              ---------------------------   -------------------------
               Lorraine O. Legg                 150,000/0                         $0/$0
               John E. Castello                  50,000/0                         $0/$0

(1) All such options were granted in 1995, have a per share exercise price of $2.23 and expire in 2005. (Subject to earlier termination in the event of termination of employment, disability or death).

(2) The per share exercise price of such options exceeded the $0.20 closing price of the Common Stock on December 31, 2002, and no options were "in-the-money."

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

COMPENSATION OF DIRECTORS

         The Company's Board of Directors is divided into three classes, and directors are elected to serve three year terms. The Company pays an annual fee of $12,000 to each non-employee director and a fee of $300 for each Board meeting and each Board committee meeting attended by each such director (except meetings by conference telephone). Beginning in 2000, the directors have consented to defer receipt of their fees without interest through the date of this 10-KSB but the Company anticipates paying these fees in the immediate future. The Company also reimburses directors for costs and expenses incurred in attending such meetings.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the ownership of shares of Common Stock as of March 31, 2003, by (i) each person known to the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property rights where applicable.

                  Name                      Number of Shares                       Percentage of Common
                  ----                      ----------------                       --------------------
     Pacific Securitization, Inc.
       Lorraine O. Legg             }           1,613,070  (1)                               18.1%
       Patricia M. Howe

     John V. Winfield
       The Intergroup Corporation   }             774,200  (2)                                8.7%
       Santa Fe Corporation

     Anthony H. Barash                              9,000 (3)                                  *
     Douglas B. Fletcher                           57,600 (4)                                  *
     Patricia M. Howe                             156,820 (5)                                 1.7%
     Robert W. Ledoux                              11,050 (6)                                  *
     Lorraine O. Legg                             206,700 (7)                                 2.3%
     J. David Schemel                              67,000 (8)                                  *
     John E. Castello                              76,000 (9)                                  *
     All directors and executive
        officers as a group
        (7 persons)                             2,132,240 (10)                              22.7%

-----
*     Holds less than 1%.

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

         The following table provides information as of December 31, 2002, regarding securities issued to all of our employees under our equity compensation plans that were in effect during fiscal 2002.

                                                                                           Number of
                                                                                           Securities
                                                                                           Remaining
                                                     Number of                             Available for
                                                     Securities to                         Future Issuance
                                                     be Issued Upon     Weighted-Average   Under Equity
                                                     Exercise of        Exercise Price     Compensation
                                                     Outstanding        of Outstanding     Plans (Excluding
                                                     Options,           Options,           Securities
                                                     Warrants and       Warrants and       Reflected in the
                                  Plan Category      Rights______       Rights______       Second Column)
                                  -------------      -------------      ------------       --------------
Equity compensation
   plans approved by
   shareholders                   (a)                349,000            $2.19              51,000 (b)

Equity compensation
   plans not approved by
   shareholders                   None               NA                 NA                 NA

Total                                                349,000            $2.19              51,000

(a) The 1995 Stock Option Plan was approved by the shareholders of the Company in 1995.

(b) The total number of shares of Common Stock that may be delivered pursuant to awards granted under the 1995 Stock Option Plan may not exceed 400,000 shares.

Item 12.  Certain Relationships and Related Transactions.

TIS Financial Services, Inc. The Company has a Facilities and Expense Sharing Agreement (the "Sharing Agreement") with TIS Financial Services, Inc., the Former Manager. The Sharing Agreement provides for the prorata sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. The prorata sharing is determined based upon the relative benefit received by each party in accordance with the amount of space used or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Sharing Agreement continues in effect until terminated by one of the parties on 30 days' prior written notice or until the parties no longer share office space. The Company paid the Former Manager $229,000 under the Sharing Agreement in 2002 and $286,000 in 2001.

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

         Pacific Securitization. During 2000, Pacific made unsecured loans totaling $121,000 to the Company and during 2001 Pacific made additional loans totaling $155,000. During 2002 Pacific made additional loans totaling $136,000. The loans, which are represented by a promissory note, bear interest at an annual rate of 11% and are payable on demand. As of December 31, 2002, the balance of the loans, representing the principal and accrued interest was $459,000. Management believes that the terms of the loans are more favorable to the Company than those that could be obtained from unaffiliated third parties.

         John E. Castello. During 2000, Mr. Castello arranged for his account in the Company's 401(k) Plan to make an unsecured loan totaling $75,000 to the Company. The loan, which is represented by a promissory note, bears interest at an annual rate of 11% and is payable on demand. As of December 31, 2002, the balance of the loan, representing the principal and accrued interest was $101,000. Management believes that the terms of the loan are more favorable to the Company than those that could be obtained from unaffiliated third parties.

         New Specialized Mortgage Banking Business, TiServ, Inc. and LoriMac, Inc. During 2002, the Company determined that it will continue its mortgage investment business by making a significant and focused investment in the development of a specialized mortgage banking and servicing business. On May 8, 2002 the Company formed a new subsidiary, TiServ, Inc. ("TiServ") which will be the entity which will own mortgage servicing rights. The Company expects to enter into an agreement regarding the origination of new mortgage servicing with LoriMac, Inc., a subsidiary of TIS Financial Services, Inc., the Former Manager of the Company . LoriMac was incorporated in Delaware on May 8, 2002, and commenced operations on May 8, 2002. LoriMac will provide the people and the facilities for a company which provides mortgage origination services to small banks, savings and loans and credit unions. In return for its services, LoriMac receives fees from the originating institutions and services the loans created. LoriMac does not warehouse or close the loans for its own account or in its own name. The Company anticipates that it will acquire preferred stock in LoriMac which will have a non-voting, 99% economic interest in LoriMac. The Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination services operation. TiServ will be assigned the servicing rights created by LoriMac. LoriMac will continue to sub-service the loans on behalf of TiServ. The Company is in the process of establishing agreements with LoriMac to facilitate these arrangements.

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

ITEM 14:  CONTROLS AND PROCEDURES.

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that significantly affect these controls subsequent to the date of this evaluation.

1. FINANCIAL STATEMENTS AND REPORT OF BURR, PILGER & MAYER LLP, INDEPENDENT PUBLIC ACCOUNTANTS

          Report of Independent Public Accountants
                   Report of Burr, Pilger & Mayer LLP.........................37

          Consolidated Balance Sheet - December 31, 2002......................38

          Consolidated Statements of Operations for the years ended
                   December 31, 2002 and 2001.................................39

          Consolidated Statements of Shareholders' Equity for the
                   years ended December 31, 2002 and 2001.....................40

          Consolidated Statements of Cash Flows for the years ended
                   December 31, 2002 and 2001.................................41

          Notes to the Consolidated Financial Statements......................42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

We have audited the accompanying consolidated balance sheet of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIS Mortgage Investment Company and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant retained deficit and has suffered recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Burr, Pilger & Mayer LLP


San Francisco, California
March 21, 2003

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

         CONNSOLIDATED BALANCE SHEET
         ------------------------------------------------------ --------------------------

         (In thousands, except share data)                              December 31, 2002
         ------------------------------------------------------ --------------------------
         ASSETS
         Property:
              Operating Real Estate Assets, net                                  $     412
              Construction in Progress                                                 348
              Land                                                                   1,000
                                                                                ----------
                     Total Property                                                  1,760
                                                                                ----------
         Other Assets
              Cash and Cash Equivalents                                              1,048
               Accounts Receivable                                                       9
               Prepaid Expenses                                                         27
                                                                              ------------
                     Total Other Assets                                              1,084
                                                                                ----------

                     Total Assets                                                 $  2,844
                                                                                 =========

         ---------------------------------------------------------------------------------

         LIABILITIES

         Notes Payable on Real Estate                                            $     460
         Payable to Directors, Officers and Affiliates, net                            119
         Accounts Payable and Accrued Liabilities                                      541
                                                                               -----------
                     Total Liabilities                                               1,120
                                                                               -----------

         COMMITMENTS AND CONTINGENCIES

         SHAREHOLDERS' EQUITY
         Common Stock, par value $.001 per share;
               100,000,000 shares authorized; 8,893,250
               shares issued and outstanding                                             9
         Additional Paid-in Capital                                                 76,467
         Retained Deficit                                                          (74,752)
                                                                               ------------
                     Total Shareholders' Equity                                      1,724
                                                                               -----------

                     Total Liabilities and Shareholders'
         Equity                                                                   $  2,844
                                                                                  ========

                  The accompanying notes are an integral part of these consolidated financial statements.

         TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended December 31
        ------------------------------------------------------------ -----------------------------------
        (In thousands, except per share data)                                   2002              2001
        ------------------------------------------------------------ ----------------- -----------------
        REAL ESTATE OPERATIONS
        Rental and Other Income                                             $  1,054          $  1,848
        Operating and Maintenance Expenses                                      (501)             (676)
        Interest on Real Estate Notes Payable                                   (446)             (851)
        Property Taxes                                                           (89)             (164)
        Depreciation                                                            (174)             (269)
        Gain (Loss) on Sale of Property                                        1,490              (878)
                                                                            --------          ---------
           Income (Loss) from Real Estate Operations                           1,334              (990)
                                                                            --------          ---------

        MORTGAGE RELATED ASSETS
        Interest Income                                                            4                 4
                                                                            --------          --------

        OTHER EXPENSES
        General and Administrative, including amounts paid
           to a related party of $229 and $286, respectively                   1,038               858
        Interest Expense, including amounts to related parties
            of $79 and $41, respectively                                          79                55
        Legal Expenses                                                           227                74
                                                                            --------          --------
             Total Other Expenses                                              1,344               987
                                                                            --------          --------

        Net Loss                                                            $     (6)         $ (1,973)
                                                                            =========         =========

        ------------------------------------------------------------------------------------------------

        Net Loss per Share, basic and diluted                                $ 0.00           $ (0.22)

        Distributions Declared per Share                                          --                --

        Weighted Average Number of Shares Outstanding                          8,893             8,893

         The accompanying notes are an integral part of these consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                        ACCUMU-
                                                                                         LATED
                                                                                        COMPRE-
                                         COMMON      STOCK     PAID-IN   RETAINED       HENSIVE
                                         SHARES     AMOUNT     CAPITAL    DEFICIT         LOSS         TOTAL
-------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000               8,893        $ 9    $ 76,467  $(72,773)         $  2        $ 3,705

Net Loss                                     --         --          --    (1,973)           --         (1,973)

Other Comprehensive Loss:
Net Unrealized Loss on available
    for  sale securities, net of
reclas-
    sification adjustment                    --         --          --         --            (2)         (2)
                                                                                              -------------

Comprehensive Loss                                                                                  ($1,975)
-----------------------------------------------------------------------------------------------------------

Balance - December 31, 2001               8,893          9      76,467   (74,746)           --       1,730

Net Loss                                     --         --          --        (6)           --         (6)
-----------------------------------------------------------------------------------------------------------

Balance - December 31, 2002               8,893        $ 9    $ 76,467  $(74,752)         $ --       $1,724
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
------------------------------------------------------------------------------------------------------------
(In thousands)                                                                2002              2001
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                    $       (6)        $  (1,973)
Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Depreciation                                                                  174               269
     Net (Gain) Loss on Sale of Property                                        (1,490)              878
(Increase) Decrease in Accrued Interest and Accounts Receivable                     (4)                7
Decrease in Prepaid Expenses                                                        63               122
(Decrease) Increase in Net Payable to Directors, Officers
       and Affiliates                                                             (406)              413
Decrease in Accounts Payable and Accrued Liabilities                              (457)              (76)
Decrease in Accrued Interest Payable                                               (45)              (40)
                                                                            -----------        ----------
    Net Cash Used in Operating Activities                                       (2,171)             (400)
                                                                            -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Restricted Cash                                                         50                 3
Write-off of Residual Interests                                                     14                --
Additions to Operating Real Estate Assets and Construction in
    Progress                                                                        (2)              (63)
Proceeds from Sale of Operating Real Estate Assets                               9,300             6,269
Proceeds from Sale of Mortgage Related Assets                                       --                43
                                                                            ----------         ---------
   Net Cash Provided by Investing Activities                                     9,362             6,252
                                                                            ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Write-off of Capitalized Loan Fees                                                 108                --
Borrowings on Notes Payable on Real Estate                                         460               230
Payments on Notes Payable on Real Estate                                        (6,730)           (6,168)
                                                                            -----------        ----------
   Net Cash Used in Financing Activities                                        (6,162)           (5,938)
                                                                            -----------        ----------
Net Change in Cash and Cash Equivalents                                          1,029               (86)
Cash and Cash Equivalents at Beginning of Year                                      19               105
                                                                            ----------         ---------
Cash and Cash Equivalents at End of Year                                    $    1,048         $      19
                                                                            ==========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                                      $      558         $     946

The accompanying notes are an integral part of these consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


1.  THE COMPANY

         TIS Mortgage Investment Company (the "Company") was incorporated on May 11, 1988. The Company operates as a real estate investment trust (REIT) and has, in years prior to 1995, primarily invested in structured securities (mortgage related assets) including residual interests, principal only bonds (PO Bonds), interest only bonds (IO Bonds) and collateralized mortgage obligations (CMOs). Beginning in 1994, the Company changed its investment focus from investments in structured securities to multifamily real estate located in California's Central Valley. Accordingly, subsequent to 1994, the Company has sold substantially all of its investments in structured securities and in 1995 acquired a portfolio of four income-producing residential real estate properties and in 1999 the Company acquired two shopping centers in Northern California. (As of December 31, 2002, all operating properties have been sold. See Note 3 regarding sales of real estate.) The Company expects that the future emphasis of the Company will be a specialized mortgage banking and servicing business.

GOING CONCERN

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2002, the Company had a significant retained deficit and had suffered recurring losses and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company believes that the available cash on hand will provide liquidity for it to continue as a going concern, however, management can provide no assurance with regard thereto. The Company expects to deploy its available cash into a specialized mortgage banking and servicing business in the future. Towards this end, the Company is establishing relationships which will allow it to acquire additional mortgage servicing.

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

         Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparable or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. In management's opinion, as of December 31, 2002, the carrying value of real estate assets did not exceed their estimated fair value. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 2002, the remaining property is located in California. As a result of this geographic concentration, the operations of this property could be adversely affected by a recession or general economic downturn where this property is located.

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

         Income Taxes - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to Federal income taxes for 2002 and 2001. The loss reported in the accompanying consolidated financial statements may be greater or less than the taxable loss because some income and expense items are reported in different periods for income tax purposes.

         Stock-Based Compensation - At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 6. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

         The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                    (in Thousands unless per Share Data)                 2002               2001
                                                                        ------           -------
               Net Loss, as reported                                      $(6)           $(1,973)
               Less:  Stock-based employee compensation
                   expense determined under the fair-value
                    based method                                           --                 --
                                                                        -----            -------
               Net loss, pro forma                                        $(6)           $(1,973)
                                                                        ======           =======

               Basic and Diluted Loss per Share
                    As Reported                                           $0.00          $(0.22)
                                                                        =======          =======

                     Pro Forma                                            $0.00          $(0.22)
                                                                        =======          =======

         NET LOSS PER SHARE - Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding for 2002 and 2001. These amounts were 8,893,250 shares for both years. The potential common shares related to the 1995 Stock Option Plan (see Note 6) are antidilutive in 2002 and 2001, and therefore are not included in the diluted weighted average number of shares outstanding. The number of antidilutive potential common shares in 2002 and 2001 were 349,000.

         DISTRIBUTIONS - There were no distributions paid by the Company in 2002 or 2001.

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

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit of Disposal Activities" (Statement No. 146), which supercedes Emerging Issuest Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." Statement 146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

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

         Statement of Financial Accounting Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation --Transition and Disclosure" was issued in December of 2002. This Statement amends Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these financial statements and accompanying footnotes.

         RECLASSIFICATIONS - Certain items in the 2001 financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on net loss and total shareholders' equity previously reported.

3.  OPERATING REAL ESTATE ASSETS

         The carrying value of operating real estate assets at December 31, 2002 is presented in the following table:

                                                           December 31,
          (in thousands)                                       2002
          --------------                                   ------------
          Buildings and improvements                         $   457
          Less accumulated depreciation                          (45)
                                                           ------------
             Net                                             $   412
                                                           ============

         In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of Sale paid at closing totaled approximately $370,000. A cash holdback of approximately $561,000 was credited to the buyer to cover repairs of items that are in arbitration with the previous owner. The Company will be entitled to receive that portion of the holdback that remains after repair costs are determined, but there can be no assurance that any amount of the holdback will be repaid to the Company. This left approximately $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately

$7,863,000 prior to the sale, which resulted in a gain on the sale of approximately $1,490,000. The Company retains its ownership of the adjoining
9.75 acres of unimproved land and plans to develop this land over time. At December 31, 2002 the book value of the land and related construction in progress was $1,348,000.

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

         On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all deterioration to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $45,000 remain on the Company's books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest is calculated at 12% and 13% of the property's purchase price for year 1 and year 2 of the lease, respectively. Interest expense related to this financing for the year ended December 31, 2002 was $47,000.

4.  PAYABLE TO DIRECTORS, OFFICERS AND AFFILIATES

At December 31, 2002, Payable to Directors, Officers and Affiliates totaled $119,000 and was comprised of the following:

                                                                               (000's)
                                                                              ---------
               Payable to Directors                                           $     187
               Advance from Executive Officer                                       101
               Advance to Executive Officer                                         (50)
               Payable to Pacific Securitization, Inc. (PSI)                        459
               Receivable from TIS Financial Services, Inc. (TISFIS)               (578)
                                                                              ---------
                                                                              $     119
                                                                              =========

         The payable to directors are accrued but unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11.0% and is payable on demand. The payable to PSI is an unsecured demand note and bears interest at 11.0%. PSI is a shareholder of the Company and a related party.

         The net receivable from TISFIS is made up of two components: net advances to TISFIS of $816,000, and a payable to TISFIS of $238,000 representing the net unreimbursed expenses under the expense sharing arrangement described below.

         In connection with becoming self-managed on July 1, 1996, the Company entered into a Facilities and Expense Sharing Agreement with TIS Financial Services Inc., providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, President and Chief Executive Officer of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space.

5.  LEASING ACTIVITY

         Future minimum rentals due under non-cancelable operating leases in effect at December 31, 2002 with tenants are as follows (in thousands):

                       Year                   Amount
                       ----                   ------
                       2003                    $ 51
                       2004                      13
..
6.  STOCK OPTIONS

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

         The Company accounts for stock options under APB Opinion 25 under which no compensation cost has been recognized. The Company has provided the following pro forma net income and earnings per share data as if compensation cost for the Plan had been provided for consistent with Statement of Financial Accounting Standards No. 123. The potential common shares related to the Plan are antidilutive in 2002 and 2001.

                                                                          2002             2001
                                                                          ----             ----
        Net  Loss
             (in thousands):               As reported                     ($ 6)         ($1,973)
                                           Pro forma                         (6)          (1,973)

        Basic and Diluted Loss
             per share                     As reported                   ($0.00)          ($0.22)
                                           Pro forma                     ($0.00)          ($0.22)

         The following table summarizes the stock option activity for the years ended December 31, 2002 and 2001, respectively.

                                                                 Number of Share
                                                                     Options
                                                                   Outstanding
                                                                ------------------
                       Balance, December 31, 2000                          344,000
                       Granted                                               5,000
                       Expired                                                  --
                                                                ------------------
                       Balance, December 31, 2001                          349,000
                       Granted                                                  --
                       Expired                                                  --
                                                                ==================
                       Balance, December 31, 2002                          349,000
                                                                ==================

         There were no options granted or expired in 2002. During 2001, 5,000 options were issued to the unaffiliated directors following the meeting of shareholders in January of 2001. No other options were exercised, forfeited, or expired during 2002 or 2001. As of December 31, 2002 and 2001, 349,000 of the options were exercisable. As of December 31, 2002, 51,000 shares were available under the Plan for granting further options. The options outstanding at December 31, 2002 have exercise prices of $0.26, $1.08, $1.25, $1.22, $2.25 and $2.26 with a weighted average exercise price of $2.19 and a weighted average remaining contractual life of 2.8 years.

7.  DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

         The Company has a Dividend Reinvestment and Share Purchase Plan. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased.

8.  COMMITMENTS AND CONTINGENCIES

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

         LEASE COMMITMENTS The Company has an operating lease on its office space and an operating ground lease. Rental expense in 2002 and 2001 was $286,000 and $291,000, respectively. Future minimum rental payments under non-cancelable operating and ground leases in effect at December 31, 2002 are as follows (in thousands):

                       Year                   Amount
                       ----                   -------
                       2003                     294
                       2004                     283
                       2005                     279
                       2006                     279
                       Thereafter                46

9.  SEGMENT DATA

         The Company's operations consist of a real estate portfolio of multifamily residential housing and retail shopping centers as well as mortgage related investments in structured securities. Each activity represents an operating segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and financial results of each are reported and monitored by the Company. The real estate portfolio consists of multifamily apartment buildings located in the California Central Valley region and retail shopping centers located in Sonoma County, California. Units of each of the residential buildings are rented to tenants on either a month-to-month basis or for terms of one year or less. Retail Space is rented to tenants based upon lease terms of varying lengths. The investments in structured securities are comprised primarily of mortgage related assets consisting of both equity and non-equity residual interest instruments and bond and REMIC based interest only strips. For the years 2001 and 2002, the real estate portfolio was the only material operating segment.

         Details of the results of the Company's real estate operations and mortgage related investments are segregated in the accompanying statements of operations. The Company does not allocate overhead expenses to its segments nor does management consider such costs in its evaluation of each segment.

10.  COMPREHENSIVE LOSS

         The Company's comprehensive loss includes the net loss as reported on the consolidated statements of operations, and the unrealized loss due to changes in the fair value of its available-for-sale investments that are reported as a component of shareholders' equity. The following table presents net loss adjusted by the change in unrealized gains on available-for-sale investments as a component of comprehensive income (in thousands).

                                                                          2002            2001
                                                                          ----            ----
        Unrealized gain arising during the year:                          $ --            $ --
        Reclassification adjustments for net realized
             gain on securities available for sale
             included in net loss during the year:                          --              (2)
                                                                          ----            ----
               Comprehensive Loss                                         $ --            $ (2)
                                                                          =====           ====

11.  CONCENTRATION OF CREDIT RISK

     CASH
         At December 31, 2002 the Company had approximately $1,072,000 at one financial institution, of which, $972,000 was in excess of the $100,000 FDIC insurance.

12.  INVESTMENT IN MORTGAGE SERVICING RIGHTS.

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

                                                 TIS MORTGAGE INVESTMENT COMPANY

Date: March 31, 2003                             By:   /s/ Lorraine O. Legg
                                                    ----------------------------
                                                    Lorraine O. Legg, Chief
                                                    Executive Officer

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

Signature                                   Title                                                       Date
---------                                   -----                                                       ----
   /s/ Lorraine O. Legg                     Director, President and                           March 31, 2003
-------------------------------------
Lorraine O. Legg                            Principal Executive Officer


   /s/ John E. Castello                     Executive Vice President (Principal               March 31, 2003
-------------------------------------
John E. Castello                            Financial Officer)


   /s/ Douglas B. Fletcher                  Director, Chairman of the Board                   March 31, 2003
-------------------------------------
Douglas B. Fletcher


   /s/ Anthony H. Barash                    Director                                          March 31, 2003
-------------------------------------
Anthony H. Barash


   /s/ Patricia M. Howe                     Director                                          March 31, 2003
-------------------------------------
Patricia M. Howe


   /s/ Robert W. Ledoux                     Director                                          March 31, 2003
-------------------------------------
Robert W. Ledoux


   /s/ J. David Schemel                     Director                                          March 31, 2003
-------------------------------------
 J. David Schemel


                                  CERTIFICATION

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                  By: /s/ John E. Castello
                                          --------------------------------
                                          John E. Castello, Executive Vice
                                          President and Chief Financial Officer