Form 10QSB
period 2003-03-31
TIS MORTGAGE INVESTMENT CO
filed 2003-05-15
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

                                    YES _X_ NO ___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

       CLASS OF COMMON STOCK                  OUTSTANDING AT MAY 12, 2003
       ---------------------                  ---------------------------
          $.001 PAR VALUE                           8,893,250 SHARES

TRANSITIONAL SMALL BUSINESS FORMAT:

                                 YES ___ NO _X_

                         TIS MORTGAGE INVESTMENT COMPANY

                                      INDEX


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                            PAGE NUMBER

Condensed Consolidated Financial Statements                               3

Condensed Consolidated Balance Sheet
          March 31, 2003                                                  4

Condensed Consolidated Statements of Operations
          Three months ended March 31, 2003 and 2002                      5

Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 2003 and 2002                      6

Notes to Condensed Consolidated Financial Statements                      7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                            11

ITEM 3.  CONTROLS AND PROCEDURES                                         13


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                14

Signatures                                                               14

Certifications                                                           15

--------------------------------------------------------------------------------
                          PART 1: FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1:           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2002 Form 10-KSB of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT SHARE DATA)                                MARCH 31, 2003
--------------------------------------------------------------------------------

ASSETS
Property:
     Operating Real Estate Assets, net                                 $    410
     Construction in Progress                                               348
     Land                                                                 1,000
                                                                       --------
           Total Property                                                 1,758
                                                                       --------
Other Assets
      Cash and Cash Equivalents                                             347
      Receivable from Directors, Officers and
          Affiliates, Net                                                   306
      Accrued Interest and Accounts Receivable, Net                           9
      Prepaid Expenses                                                        1
                                                                       --------
            Total Other Assets                                              663
                                                                       --------

            Total Assets                                               $  2,421
                                                                       ========

--------------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                           $    460
Accounts Payable and Accrued Liabilities                                    519
                                                                       --------
            Total Liabilities                                               979
                                                                       --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                                           9
Additional Paid-in Capital                                               76,467
Retained Deficit                                                        (75,034)
                                                                       ---------
            Total Shareholders' Equity                                    1,442
                                                                       --------

            Total Liabilities and Shareholders' Equity                 $  2,421
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

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED
                                                                  MARCH 31
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         2003        2002
--------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                                     $    23     $   407
Operating and Maintenance Expenses                              (47)       (108)
Interest on Real Estate Notes Payable                           (14)       (153)
Property Taxes                                                   (2)        (34)
Depreciation                                                     (3)        (63)
                                                            -------     -------
   (Loss) Gain from Real Estate Operations                      (43)         49
                                                            -------     -------

OTHER EXPENSES
General and Administrative                                      217         242
Interest Expense                                                  2          20
Legal Expenses                                                   20          30
                                                            -------     -------
     Total Other Expenses                                       239         292
                                                            -------     -------

Net Loss                                                    $  (282)    $  (243)
                                                            =======     =======

--------------------------------------------------------------------------------

Net Loss per Share, Basic and Diluted                       $ (0.03)    $ (0.03)

Distributions Declared per Share                                 --          --

Weighted Average Number of Shares Outstanding                 8,893       8,893

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

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        -------------------
                                                                                          2003        2002
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                $  (282)    $  (243)
Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
            Depreciation                                                                      3          63
      Increase in Accrued Interest and Accounts Receivable                                   --          (7)
      Decrease in Prepaid Expenses                                                           26           8
      (Increase) Decrease in Net Receivable from Directors, Officers
           and Affiliates                                                                  (425)        119
      Decrease in Accounts Payable and Accrued Liabilities                                  (22)       (123)
                                                                                        -------     -------
                  Net Cash Used in Operating Activities                                    (700)       (183)
                                                                                        -------     -------
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Increase in Restricted Cash                                                                  --         (39)
Write-off Mortgage Related Assets                                                            --          14
Additions to Operating Real Estate Assets and Construction in Progress                       (1)         --
                                                                                        -------     -------
                  Net Cash Used in Investment Activities                                     (1)        (25)
                                                                                        -------     -------
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Notes Payable on Real Estate                                                   --         460
Payments on Notes Payable on Real Estate                                                     --        (261)
                                                                                        -------     -------
                  Net Cash Provided by Financing Activities                                  --         199
                                                                                        -------     -------

Net Change in Cash and Cash Equivalents                                                    (701)         (9)
Cash and Cash Equivalents at Beginning of Period                                          1,048          19
                                                                                        -------     -------

Cash and Cash Equivalents at End of Period                                              $   347     $    10
                                                                                        =======     =======
-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                                                  $    16     $   173
-----------------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002.

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company's SEC Form 10-KSB for the year ended December 31, 2002 for further discussion of this basis. The Company believes that the available cash on hand will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto.

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

         NET LOSS PER SHARE - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of March 31, 2003 and 2002, outstanding options for the purchase of up to 349,000 shares of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

         STOCK BASED COMPENSATION - The Company applies the intrinsic value method or variable accounting treatment to our stock awards depending on the nature of the award. Had the Company applied the fair value method, there would have been no effect on net loss. No stock activity occurred during the quarter ended March 31, 2002 or 2001.

         NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 146 "Accounting for Costs Associated with Exit of Disposal Activities", which supercedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity" was adopted by the Company effective January 1, 2003. SFAS No.146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant impact on the Company's financial statements.

         SFAS No. 147, "Acquisitions of Certain Financial Institutions an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9", was adopted by the Company effective January 1, 2003. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The adoption of this standard did not have a material impact on the Company's financial statements.

         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123", was adopted by the Company effective January 1, 2003. This statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes. The adoption of this standard did not have a material impact on the Company's financial statements.


NOTE 3. PROPERTY

         The carrying value of real estate property at March 31, 2003 is presented in the following table:

                                                    March 31,
         (in thousands)                               2003
         ----------------------------------------------------
         Land                                       $   1,000
         Buildings and Improvements                       457
         Construction in Progress                         348
                                                -------------
             Total                                      1,805
                                                -------------

         Less Accumulated Depreciation                    (47)
                                                -------------
             Net                                    $   1,758
                                                =============

(NOTE 3. PROPERTY, CONTINUED)


         As discussed below, the Company's real estate property currently consists of 9.75 acres of unimproved land in Fresno, California and the ownership of Midtown Shopping Center in Petaluma, California remains following a sale and leaseback of that property.

         In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of Sale paid at closing totaled approximately $370,000. A cash holdback of approximately $561,000 was credited to the buyer to cover repairs of items that are in arbitration with the previous owner. The Company will be entitled to receive that portion of the holdback that remains after repair costs are determined, but there can be no assurance that any amount of the holdback will be repaid to the Company. This left approximately $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately $7,863,000 prior to the sale, which resulted in a gain on the sale of approximately $1,490,000. The Company retains its ownership of the adjoining 9.75 acres of unimproved land and plans to develop this land over time. At March 31, 2003, the book value of the land and related construction in progress was $1,348,000.

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

         On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all deterioration to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $47,000 remain on the Company's books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest is calculated at 12% and 13% of the property's purchase price for year 1 and year 2 of the lease, respectively. Interest expense related to this financing for the quarter ended March 31, 2003 was $14,000.

NOTE 4. NOTES PAYABLE ON REAL ESTATE

         The following table summarizes the debt outstanding on the properties as of March 31, 2003.

(in thousands)
                                                      Interest                 Monthly
                   Principal Balance     Basis of       Rate                  Principal
                       March 31,         Interest     March 31,      Due     and Interest
Property                   2003            Rate         2003        Date       Payment
-----------------------------------------------------------------------------------------
Midtown Center         $  460             Fixed        12.00%        --        $   5
-----------------------------------------------------------------------------------------

         The note on Midtown Center relates to the financing transaction involved with the sale of the property as described in Note 3.

NOTE 5. RECEIVABLE FROM DIRECTORS, OFFICERS & AFFILIATES

         At March 31, 2003, Receivable from Directors, Officers and Affiliates totaled $306,000 and was comprised of the following:
                                                                        (000's)
                                                                        -------
         Payable to Directors                                           $  (203)
         Advance from Executive Officer                                     (77)
         Payable to Pacific Securitization, Inc. (PSI)                     (402)
         Receivable from TIS Financial Services, Inc. (TISFIS)              988
                                                                        -------
                                                                        $   306
                                                                        =======

         The payable to directors are accrued as unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11.0% and is payable on demand. The payable to Pacific Securitization Inc. is an unsecured demand note and bears interest at 11.0%. Pacific Securitization Inc. is a shareholder of the Company and a related party. The net receivable from TISFIS is made up of advances made between the companies and a payable to TISFIS representing the net unreimbursed expenses under the expense sharing arrangement between the parties.

NOTE 6. REPORTING COMPREHENSIVE LOSS

         The Company's comprehensive loss equals the net loss reported on the statement of operations. There are no adjustments.

NOTE 7. SEGMENT DATA

         The Company's operations consist of a retail shopping center located in Sonoma County, California. Retail Space is rented to tenants based upon lease terms of varying lengths. For the quarter ended March 31, 2003, the real estate was the only material operating segment.

NOTE 8. INVESTMENT IN MORTGAGE SERVICING RIGHTS.

         The Company expects that it will continue its mortgage investment business by making a significant and focused investment in the development of a specialized mortgage banking and servicing business. On May 8, 2002 the company formed a new subsidiary, TiServ, Inc. ("TiServ") which will be the entity which will own mortgage servicing rights.

         The Company expects to enter into an agreement regarding the origination of new mortgage servicing with LoriMac, Inc. ("LoriMac"), a subsidiary of the Former Manager of the Company, TIS Financial Services, Inc. ("TISFS"). LoriMac was incorporated in Delaware on May 8, 2002, and commenced operations on May 8, 2002. LoriMac will provide the people and the facilities for a company which provides mortgage origination services to small banks, savings and loans and credit unions. In return for its services, LoriMac receives fees from the originating institutions and services the loans created. LoriMac does not warehouse or close the loans for its own account or in its own name. The Company anticipates that it will acquire Preferred Stock in LoriMac which will have a non-voting, 99% economic interest in LoriMac. Subject to approval of the Board of Directors the Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination services operation. TiServ will be assigned the servicing rights created by LoriMac. LoriMac will continue to sub-service the loans on behalf of TiServ.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                                     GENERAL

         TIS Mortgage Investment Company, a Maryland corporation formed on May 11, 1988, is a self-managed real estate investment trust or REIT. The Company's business is to invest in mortgage related assets, multifamily real estate, family shopping centers and real estate development projects. The Company has, in years before 1994, primarily invested in various classes of derivative mortgage instruments such as Residual Interests in CMOs. The Company broadened its investment emphasis from mortgage securities to include equity investments in real estate in 1994. Since 2000, the Company has reduced its emphasis on real estate and expects that it will continue its mortgage investment business by making a specific and focused investment in a specialized mortgage banking and servicing business.

         In addition to historical information, this report includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may also include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, results from investments of the Company, fluctuations in interest rates, deterioration in asset and credit quality, changes in the availability of capital leading to among other things insufficient cash and liquidity, changes in business strategy or development plans, general economic or business conditions and the other factors discussed in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

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

                              RESULTS OF OPERATIONS

         The Company had a net loss of $282,000 or $0.03 per share, for the quarter ended March 31, 2003. This compares to a net loss of $243,000, or $0.03 per share, for the quarter ended March 31, 2002. The Company did not pay a dividend in the first quarter of either year.

         Real Estate operations generated a loss of $43,000 for the quarter ended March 31, 2003 as compared to a profit of $49,000 in the quarter ended March 31, 2002. The major reason for the swing from profit to loss was the fact that the first quarter of 2002 included both the Villa San Marcos Apartments and the Midtown shopping center while the first quarter of 2003 included only the results of the Midtown Shopping Center.

                For the quarter ended March 31, 2002, general and administrative expense totaled $217,000 as compared to $242,000 in the comparable prior year period. The decrease in expense is primarily attributable to a curtailment of the Company's real estate operations.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of mortgage instruments, multifamily residential properties and other real estate investments.

         The Company's cash flows for the three months ended March 31, 2003 and 2002 are as follows:

         (in thousands)                             2003                  2002
         -----------------------------------------------------------------------

         Used in Operating Activities             $  (700)              $  (183)
         Used in Investment Activities                 (1)                  (25)
         Provided by Financing Activities              --                   199
                                               ---------------------------------
         Net Decrease in
             Cash and Cash Equivalents            $  (701)              $    (9)
                                               =================================

         At March 31, 2003, the Company had unrestricted cash and cash equivalents of $347,000.

         The Company has no significant commitments for capital expenditures relating to the real estate operations as of March 31, 2003 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company's SEC Form 10-KSB for the year ended December 31, 2002 for further discussion of this basis. As of March 31, 2003, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of March 31, 2003, that the available cash balances will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto.

         The Company believes that it will have the ability to finance portions of the mortgage servicing investments it intends to acquire in order to fund additional growth in that area should it so desire. In addition the Company has additional real estate which it believes could be sold to provide limited additional liquidity and growth capital.

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

ITEM 3. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that significantly affect these controls subsequent to the date of this evaluation.

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

     (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TIS MORTGAGE INVESTMENT COMPANY


 May 12, 2003                         BY:  /s/  Lorraine O. Legg
----------------                           -------------------------------------
            Date                           Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


May 12, 2003                          BY:  /s/  John E. Castello
----------------                           -------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                               /s/ Lorraine O. Legg
                                                 -------------------------------
                                                 Lorraine O. Legg, President and
                                                 Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                    /s/ John E. Castello
                                      --------------------------------
                                      John E. Castello, Executive Vice President
                                      and Chief Financial Officer