Form 10QSB
period 2003-06-30
TIS MORTGAGE INVESTMENT CO
filed 2003-08-14
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 YES _X_ NO ___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

     CLASS OF COMMON STOCK                   OUTSTANDING AT AUGUST 11, 2003
     ---------------------                   ------------------------------
         $.001 PAR VALUE                             8,893,250 SHARES

TRANSITIONAL SMALL BUSINESS FORMAT:

                                 YES ___ NO _X_

                         TIS MORTGAGE INVESTMENT COMPANY

                                      INDEX


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                             PAGE NUMBER

Condensed Consolidated Financial Statements                               3

Condensed Consolidated Balance Sheet
        June 30, 2003                                                     4

Condensed Consolidated Statements of Operations
        Three months and Six months ended June 30, 2003 and 2002          5

Condensed Consolidated Statements of Cash Flows
        Six months ended June 30, 2003 and 2002                           6

Notes to Condensed Consolidated Financial Statements                      7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             12

ITEM 3. CONTROLS AND PROCEDURES                                          14


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                15

Signatures                                                               15

Certifications                                                           16

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

         In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT SHARE DATA)                                  JUNE 30, 2003
--------------------------------------------------------------------------------

ASSETS
Property:
     Operating Real Estate Assets, net                                 $    407
     Construction in Progress                                               348
     Land                                                                 1,000
                                                                       --------
           Total Property                                                 1,755
                                                                       --------
Other Assets
      Cash and Cash Equivalents                                             184
      Receivable from Directors, Officers and
          Affiliates, Net                                                   875
      Accrued Interest and Accounts Receivable, Net                           5
      Prepaid Expenses                                                       22
                                                                       --------
            Total Other Assets                                            1,086
                                                                       --------

            Total Assets                                               $  2,841
                                                                       ========

--------------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                           $  1,160
Accounts Payable and Accrued Liabilities                                    495
                                                                       --------
            Total Liabilities                                             1,655
                                                                       --------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                                           9
Additional Paid-in Capital                                               76,467
Retained Deficit                                                        (75,290)
                                                                       --------
            Total Shareholders' Equity                                    1,186
                                                                       --------

            Total Liabilities and Shareholders' Equity                 $  2,841
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

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         Three Months Ended       Six Months Ended
                                                               June 30                 June 30
                                                        -------------------     -------------------
                                                          2003        2002        2003        2002
---------------------------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                                 $    34     $   402     $    57     $   809
Interest on Real Estate Notes Payable                       (43)       (153)        (57)       (306)
Operating and Maintenance Expenses                          (14)       (135)        (61)       (243)
Depreciation                                                 (3)        (64)         (6)       (127)
Property Taxes                                               (2)        (36)         (4)        (70)
                                                        -------     -------     -------     -------
    Gain (Loss)Loss from Real Estate Operations             (28)         14         (71)         63
                                                        -------     -------     -------     -------

OTHER EXPENSES
General and Administrative                                  212         206         429         448
Legal Expense                                                14         102          34         132
Interest Expense                                              2          20           4          40
                                                        -------     -------     -------     -------
      Total Other Expenses                                  228         328         467         620
                                                        -------     -------     -------     -------

   Net Loss                                             $  (256)    $  (314)    $  (538)    $  (557)
                                                        =======     =======     =======     =======

===================================================================================================

Net Loss per Share, Basic and Diluted                   $ (0.03)    $ (0.04)    $ (0.06)   $  (0.06)

Distributions Declared per Share                             --          --          --          --

Weighted Average Shares Outstanding                       8,893       8,893       8,893       8,893

---------------------------------------------------------------------------------------------------

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

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                        -------------------
                                                                                         2003        2002
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                $  (538)    $  (557)
Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
            Depreciation                                                                      6         127
      Decrease (Increase) in Accrued Interest and Accounts Receivable                         4          (8)
      Decrease in Prepaid Expenses                                                            5          11
      (Increase) Decrease in Net Receivable from Directors, Officers
           and Affiliates                                                                  (994)        396
      Decrease in Accounts Payable and Accrued Liabilities                                  (46)       (130)
                                                                                        -------     -------
                  Net Cash Used in Operating Activities                                  (1,563)       (161)
                                                                                        -------     -------

-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Increase in Restricted Cash                                                                  --         (13)
Write-off Mortgage Related Assets                                                            --          14
Additions to Operating Real Estate Assets and Construction in Progress                       (1)         --
                                                                                        -------     -------
                  Net Cash (Used) Provided by Investment Activities                          (1)          1
                                                                                        -------     -------

-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Notes Payable on Real Estate                                                  700         460
Payments on Notes Payable on Real Estate                                                     --        (293)
                                                                                        -------     -------
                  Net Cash Provided by Financing Activities                                 700         167
                                                                                        -------     -------

Net Change in Cash and Cash Equivalents                                                    (864)          7
Cash and Cash Equivalents at Beginning of Period                                          1,048          19
                                                                                        -------     -------

Cash and Cash Equivalents at End of Period                                              $   184     $    26
                                                                                        =======     =======

-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                                                  $    61     $   346
-----------------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002.

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

         INCOME TAXES - The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to federal income taxes. The loss reported in the accompanying financial statements may be greater or less than the taxable loss because some income and expense items are reported in different periods for income tax purposes.

         NET LOSS PER SHARE - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of June 30, 2003 and 2002, outstanding options for the purchase of up to 349,000 shares of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

         STOCK BASED COMPENSATION - The Company applies the intrinsic value method or variable accounting treatment to our stock awards depending on the nature of the award. Had the Company applied the fair value method, there would have been no effect on net loss. No stock activity occurred during the quarter ended June 30, 2003 or 2002.

         NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit of Disposal Activities". This supercedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity" and was adopted by the Company effective January 1, 2003. SFAS No.146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant impact on the Company's financial statements.

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

         On April 30, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS 133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", (FIN No. 45), which expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies", SFAS No. 57, "Related Party Disclosures", and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the financial impact of FIN No. 45 will not have a material effect on the Company.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, An Interpretation of ARE No. 51 (FIN No. 46", which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN No. 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Presently, the Company does not hold any subsidiaries considered variable interest entities. Management believes that the impact of FIN No. 46 will not have a material effect on the Company.


NOTE 3. PROPERTY

         The carrying value of real estate property at June 30, 2003 is presented in the following table:

                                                June 30,
         (in thousands)                           2003
         -----------------------------------------------
         Land                                  $   1,000
         Buildings and Improvements                  457
         Construction in Progress                    348
                                           -------------
             Total                                 1,805
                                           -------------

         Less Accumulated Depreciation               (50)
                                           -------------
             Net                               $   1,755
                                           =============

(NOTE 3. PROPERTY, CONTINUED)

         As discussed below, the Company's real estate property currently consists of 9.75 acres of unimproved land in Fresno, California and the ownership of Midtown Shopping Center in Petaluma, California remains following a sale and leaseback of that property.

         In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of Sale paid at closing totaled approximately $370,000. A cash holdback of approximately $561,000 was credited to the buyer to cover repairs of items that are in arbitration with the previous owner. The Company will be entitled to receive that portion of the holdback that remains after repair costs are determined, but there can be no assurance that any amount of the holdback will be repaid to the Company. This left approximately $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately $7,863,000 prior to the sale, which resulted in a gain on the sale of approximately $1,490,000. The Company retains its ownership of the adjoining 9.75 acres of unimproved land and plans to develop this land over time. At June 30, 2003, the book value of the land and related construction in progress was $1,348,000.

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

         On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all deterioration to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $50,000 remain on the Company's books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest is calculated at 12% and 13% of the property's purchase price for year 1 and year 2 of the lease, respectively. Interest expense related to this financing for the quarter ended June 30, 2003 was $15,000.

NOTE 4. NOTES PAYABLE ON REAL ESTATE

         The following table summarizes the debt outstanding on the properties as of June 30, 2003.

(in thousands)
                                                      Interest                      Monthly
                   Principal Balance     Basis of       Rate                       Principal
                       June 30,          Interest     June 30,        Due         and Interest
Property                   2003            Rate         2003          Date          Payment
----------------------------------------------------------------------------------------------
Fresno Land              $  700           Fixed        11.00%      January 1,        $   6
                                                                     2005

Midtown Center           $  460           Fixed        12.00%         --             $   5
----------------------------------------------------------------------------------------------

Total                    $1,160                                                      $  11

         The note on Midtown Center relates to the financing transaction involved with the sale of the property as described in Note 3.

         The note on Fresno Land was executed June 2, 2003. Monthly payments are interest only until January 1, 2005, at which time the entire balance is due and payable. This loan is secured by the Company's unimproved land as described in
Note 3.


NOTE 5. RECEIVABLE FROM DIRECTORS, OFFICERS & AFFILIATES

         At June 30, 2003, Receivable from Directors, Officers and Affiliates totaled $875,000 and was comprised of the following:
                                                                        (000's)
                                                                      ---------
         Payable to Directors                                           $  (218)
         Advance from Executive Officer                                     (75)
         Payable to Pacific Securitization, Inc. (PSI)                     (192)
         Receivable from TIS Financial Services, Inc. (TISFIS)            1,360
                                                                      ---------
                                                                        $   875
                                                                      =========

         The payable to directors are accrued as unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11.0% and is payable on demand. The payable to Pacific Securitization Inc. is an unsecured demand note and bears interest at 11.0%. Pacific Securitization Inc. is a shareholder of the Company and a related party. The net receivable from TISFIS and its subsidiaries is made up of advances made between the companies and a payable to TISFIS representing the net unreimbursed expenses under the expense sharing arrangement between the parties.


NOTE 6. REPORTING COMPREHENSIVE LOSS

         The Company's comprehensive loss equals the net loss reported on the statement of operations. There are no adjustments.


NOTE 7. SEGMENT DATA

         The Company's operations consist of a retail shopping center located in Sonoma County, California. Retail Space is rented to tenants based upon lease terms of varying lengths. For the quarter ended June 30, 2003, the real estate was the only material operating segment.

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

                              RESULTS OF OPERATIONS

         The Company had net losses of $256,000 or $0.03 per share and $538,000 or $0.06 per share for the quarter and six months ended June 30, 2003, respectively. This compares to net losses of $314,000, or $0.04 per share and $557,00 or $0.06 per share, for the quarter and six months ended June 30, 2002. The Company did not pay a dividend in the first six months of either year.

         Real Estate operations generated losses of $28,000 and $71,000 for the quarter and six months ended June 30, 2003 as compared to income of $14,000 and $63,000 for the quarter and six months ended June 30, 2002. The major reason for the swing from profit to loss was the fact that the first quarter and six months of 2002 included both the Villa San Marcos Apartments and the Midtown shopping center while the first quarter and six months of 2003 included only the results of the Midtown Shopping Center.

         For the quarter and six months ended June 30, 2003, general and administrative expense totaled $212,000 and $429,000, respectively, as compared to $206,000 and $448,00 in the comparable prior year periods. Legal expenses were $14,000 and $34,000 for the quarter and six months ended June 30, 2003, as compared to $102,000 and $132,000 for the comparable prior year periods. Legal expenses were down in the quarter and six months due to less activity related to the sale of real estate properties.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of mortgage instruments, multifamily residential properties and other real estate investments.

         The Company's cash flows for the six months ended June 30, 2003 and 2002 are as follows:

         (in thousands)                                  2003             2002
         ----------------------------------------------------------------------

         Used in Operating Activities                 $ (1,563)        $   (161)
         (Used) Provided by Investment Activities           (1)               1
         Provided by Financing Activities                  700              167
                                                      -------------------------
         Net (Decrease) Increase in
             Cash and Cash Equivalents                $   (864)        $      7
                                                      =========================

         At June 30, 2003, the Company had unrestricted cash and cash equivalents of $184,000.

         The Company has no significant commitments for capital expenditures relating to the real estate operations as of June 30, 2003 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

         The Company has borrowed $700,000 using its undeveloped land as security. Some of the funds were advanced to TISFIS to fund its investment in mortgage servicing rights as discussed in Note 8.

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company's Securities and Exchange Commission("SEC") Form 10-KSB for the year ended December 31, 2002 for further discussion of this basis. As of June 30, 2003, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of June 30, 2003, that the available cash balances will provide liquidity for it to continue as a going concern throughout 2003, however, management can provide no assurance with regard thereto.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         (a)      Exhibits:

                  Exhibit No.

                  31.1     906 Certification for Chief Executive Officer

                  32.1     906 Certification for Chief Financial Officer

                  32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TIS MORTGAGE INVESTMENT COMPANY


 August 11, 2003                       BY: /s/ Lorraine O. Legg
--------------------                       -------------------------------------
       Date                                Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


August 11, 2003                        BY: /s/  John E. Castello
-------------------                        -------------------------------------
      Date                                 John E. Castello, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)