Form 10QSB
period 2003-09-30
TIS MORTGAGE INVESTMENT CO
filed 2003-11-14
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

   CLASS OF COMMON STOCK                    OUTSTANDING AT NOVEMBER 11, 2003
   ---------------------                    --------------------------------
      $.001 PAR VALUE                               8,893,250 SHARES

TRANSITIONAL SMALL BUSINESS FORMAT:

                                 YES ___ NO _X_

                         TIS MORTGAGE INVESTMENT COMPANY

                                      INDEX


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                            PAGE NUMBER

Condensed Consolidated Financial Statements                                3

Condensed Consolidated Balance Sheet
    September 30, 2003                                                     4

Condensed Consolidated Statements of Operations
    Three months and Nine months ended September 30, 2003 and 2002         5

Condensed Consolidated Statements of Cash Flows
    Nine months ended September 30, 2003 and 2002                          6

Notes to Condensed Consolidated Financial Statements                       7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             13

ITEM 3.  CONTROLS AND PROCEDURES                                          15


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 16

Signatures                                                                16

Certifications                                                            17

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

         In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                             SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

ASSETS
Property:
     Operating Real Estate Assets, net                             $        404
     Construction in Progress                                               348
     Land                                                                 1,000
                                                                   ------------
           Total Property                                                 1,752
                                                                   ------------
Other Assets
      Cash and Cash Equivalents                                              11
      Receivable from Directors, Officers and
          Affiliates, Net                                                   815
      Accrued Interest and Accounts
              Receivable, Net                                                 5
      Prepaids and Other Assets                                              50
                                                                   ------------
            Total Other Assets                                              881
                                                                   ------------

            Total Assets                                               $  2,633
                                                                   ============

--------------------------------------------------------------------------------

LIABILITIES

Notes Payable on Real Estate                                       $      1,160
Accounts Payable and Accrued Liabilities                                    529
                                                                   ------------
            Total Liabilities                                             1,689
                                                                   ------------

SHAREHOLDERS' EQUITY
Common Stock, par value $.001 per share;
      100,000,000 shares authorized; 8,893,250
      shares issued and outstanding                                           9
Additional Paid-in Capital                                               76,467
Retained Deficit                                                        (75,532)
                                                                   -------------
            Total Shareholders' Equity                                      944
                                                                   ------------

            Total Liabilities and Shareholders' Equity             $      2,633
                                                                   ============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    Three Months Ended     Nine Months Ended
                                                      September 30           September 30
                                                    -----------------     -------------------
                                                    2003        2002        2003        2002
---------------------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
Rental and Other Income                           $    22     $   227     $    79     $ 1,036
Interest on Real Estate Notes Payable                 (16)       (122)        (73)       (428)
Operating and Maintenance Expenses                     (9)       (233)        (70)       (476)
Depreciation                                           (3)        (44)         (9)       (171)
Property Taxes                                         (2)        (15)         (6)        (85)
Gain on Sale of Property                               --       1,490          --       1,490
                                                  -------     -------     -------     -------
Gain (Loss) from Real Estate Operations                (8)      1,303         (79)      1,366
                                                  -------     -------     -------     -------


OTHER EXPENSES
General and Administrative                            199         244         628         692
Legal Expense                                           8          47          42         179
Interest Expense                                       27          22          31          62
                                                  -------     -------     -------     -------
      Total Other Expenses                            234         313         701         933
                                                  -------     -------     -------     -------

   Net (Loss) Income                              $  (242)    $   990     $  (780)    $   433
                                                  =======     =======     =======     =======

=============================================================================================

Net (Loss) Income per Share, Basic and Diluted    $ (0.03)    $  0.11     $ (0.09)    $  0.05

Distributions Declared per Share                       --          --          --          --

Weighted Average Shares Outstanding                 8,893       8,893       8,893       8,893

---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          -------------------
                                                                            2003       2002
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                         $  (780)    $   433
Adjustments to Reconcile Net (Loss) Income to Cash
      Used in Operating Activities:
           Depreciation                                                         9         171
           Gain on Sale of Property                                            --      (1,490)
      Decrease (Increase) in Accrued Interest and Accounts Receivable           4          (4)
      (Increase) Decrease in Prepaid Expenses                                 (23)         38
      (Increase) Decrease in Net Receivable from Directors, Officers
           and Affiliates                                                    (934)        105
      Decrease in Accounts Payable and Accrued Liabilities                    (12)       (561)
                                                                          -------     -------
                  Net Cash Used in Operating Activities                    (1,736)     (1,308)
                                                                          -------     -------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Decrease in Restricted Cash                                                    --          50
Write-off Mortgage Related Assets                                              --          14
Additions to Operating Real Estate Assets and Construction in Progress         (1)         (2)
Proceeds from Sale of Operating Real Estate                                    --       9,300
                                                                          -------     -------
                  Net Cash (Used) Provided by Investment Activities            (1)      9,362
                                                                          -------     -------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Notes Payable on Real Estate                                    700         460
Payments on Notes Payable on Real Estate                                       --      (6,730)
Write-off of Capitalized Loan Fees                                             --         108
                                                                          -------     -------
                  Net Cash Provided (Used) by Financing Activities            700      (6,162)
                                                                          -------     -------

Net Change in Cash and Cash Equivalents                                    (1,037)      1,892
Cash and Cash Equivalents at Beginning of Period                            1,048          19
                                                                          -------     -------

Cash and Cash Equivalents at End of Period                                $    11     $ 1,911
                                                                          =======     =======
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                                    $   103     $   535
---------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate assets. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002.

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company's SEC Form 10-KSB for the year ended December 31, 2002 for further discussion of this basis. The Company believes that the available cash on hand and other resources, including the sale of assets and advances from affiliates, will provide liquidity for it to continue as a going concern through 2003, however, management can provide no assurance with regard thereto.

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

         NET LOSS PER SHARE - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of September 30, 2003 and 2002, outstanding options for the purchase of up to 349,000 shares of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

         STOCK BASED COMPENSATION - The Company applies the intrinsic value method or variable accounting treatment to our stock awards depending on the nature of the award. Had the Company applied the fair value method, there would have been no effect on net loss. No stock activity occurred during the quarter or nine months ended September 30, 2003 or 2002.

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

         FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," was issued in October 2003. This FASB Staff Position deferred the effective date for applying the provisions of FIN no. 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. If the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting interests in variable interest entities in accordance with FIN No. 46, other than certain required disclosures, then the public entity may defer reporting of variable interest entities until the end of the first interim or annual period ending after December 15, 2003. The Company does not presently hold any subsidiaries considered variable interest entities, and management believes the effects of FASB Staff Position No. FIN 46-6 will not have a material effect on the Company.


NOTE 3.  PROPERTY

         The carrying value of real estate property at September 30, 2003 is presented in the following table:

         (in thousands)
         -------------------------------------------------------
         Land                                          $   1,000
         Buildings and Improvements                          457
         Construction in Progress                            348
                                                       ---------
             Total                                         1,805
                                                       ---------

         Less Accumulated Depreciation                       (53)
                                                       ---------
             Net                                       $   1,752
                                                       =========

         As discussed below, the Company's real estate property currently consists of 9.75 acres of unimproved land in Fresno, California and the ownership of Midtown Shopping Center in Petaluma, California remains following a sale and leaseback of that property.

         In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of Sale paid at closing totaled approximately $370,000. This left approximately $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately $7,863,000 prior to the sale, which resulted in a gain on the sale of approximately $1,490,000. The Company retains its ownership of the adjoining
9.75 acres of unimproved land and plans to develop this land over time. At September 30, 2003, the book value of the land and related construction in progress was $1,348,000. On June 2, 2003 , the Company borrowed $700,000 using the land as security.

         On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. from Pacific Securitization, Inc. for 1,613,070 shares of common stock of the Company. Novato Markets, Inc.'s only asset is 100% of the stock of P-Sub I, Inc., which owned two shopping centers in Sonoma County, California. Pacific Securitization, Inc., is a related party and shareholder of the Company. On March 12, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California for a selling price of $6,600,000. Proceeds from this sale were used to retire liabilities in the amount of $6,280,000. Expenses of the sale paid at closing totaled approximately $320,000, which left no net cash proceeds. The book value of the real estate assets sold was approximately $7,158,000 prior to the sale, which resulted in a loss on the sale of approximately $878,000.

On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all deterioration to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $53,000 remain on the Company's books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest is calculated at 12% and 13% of the property's purchase price for year 1 and year 2 of the lease, respectively. Interest expense related to this financing for the quarter ended September 30, 2003 was $15,000.


NOTE 4.  NOTES PAYABLE ON REAL ESTATE

         The following table summarizes the debt outstanding on the properties as of September 30, 2003. (in thousands)

                                                                    Interest                        Monthly
                         Principal Balance       Basis of             Rate                         Principal
                           September 30,         Interest        September 30,         Due       and Interest
Property                         2003              Rate               2003            Date          Payment
----------------------------------------------------------------------------------------------------------------
Fresno Land                        $  700           Fixed               11.00%    January 1,           $   6
                                                                                     2005

Midtown Center                     $  460           Fixed               12.00%        --               $   5
----------------------------------------------------------------------------------------------------------------

Total                             $ 1,160                                                              $  11

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

NOTE 5.  RECEIVABLE FROM DIRECTORS, OFFICERS & AFFILIATES

         At September 30, 2003, Receivable from Directors, Officers and Affiliates totaled $815,000 and was comprised of the following:

                                                                     (000's
                                                                    -------
         Receivable from TIS Financial Services, Inc. (TISFIS)      $ 1,324
         Payable to Directors                                          (233)
         Advance from Executive Officer                                 (77)
         Payable to Pacific Securitization, Inc. (PSI)                 (199)
                                                                    -------
                                                                    $   815
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


NOTE 7.  SEGMENT DATA

         The Company's operations consist of a retail shopping center located in Sonoma County, California. Retail Space is rented to tenants based upon lease terms of varying lengths. For the quarter ended September 30, 2003, the real estate was the only material operating segment.


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

                              RESULTS OF OPERATIONS

         The Company had net losses of $242,000 or $0.03 per share and $780,000 or $0.09 per share for the quarter and nine months ended September 30, 2003, respectively. This compares to net income of $990,000, or $0.11 per share and $433,000 or $0.05 per share, for the quarter and nine months ended September 30, 2002. The Company did not pay a dividend in the first nine months of either year.

         Real Estate operations generated losses of $8,000 and $79,000 for the quarter and nine months ended September 30, 2003 as compared to income of $1,303,000 and $1,366,000 for the quarter and nine months ended September 30, 2002. The major reason for the swing from profit to loss was the fact that the first quarter and nine months of 2002 included both the Villa San Marcos Apartments and the Midtown shopping center while the first quarter and nine months of 2003 included only the results of the Midtown Shopping Center.

         For the quarter and nine months ended September 30, 2003, general and administrative expense totaled $199,000 and $628,000, respectively, as compared to $244,000 and $692,000 in the comparable prior year periods. Legal expenses were $8,000 and $42,000 for the quarter and nine months ended September 30, 2003, as compared to $47,000 and $179,000 for the comparable prior year periods. Legal expenses were down in the quarter and nine months due to less activity related to the sale of real estate properties.

LIQUIDITY AND CAPITAL RESOURCES
         The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of mortgage instruments, multifamily residential properties and other real estate investments.

         The Company's cash flows for the nine months ended September 30, 2003 and 2002 are as follows:

         (in thousands)                                    2003        2002
         ---------------------------------------------------------------------

         Used in Operating Activities                  $   (1,736)  $   (1,308)
         (Used) Provided by Investment Activities              (1)       9,362
         Provided (Used) by Financing Activities              700       (6,162)
                                                       ----------   ----------
         Net (Decrease) Increase in
             Cash and Cash Equivalents                 $   (1,037)  $    1,892
                                                       ==========   ==========

         At September 30, 2003, the Company had unrestricted cash and cash equivalents of $11,000.

         The Company has no significant commitments for capital expenditures relating to the real estate operations as of September 30, 2003 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

         The Company has borrowed $700,000 using its undeveloped land as security. Some of the funds were advanced to TISFIS to fund its investment in mortgage servicing rights as discussed in Note 8.

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company's Securities and Exchange Commission ("SEC") Form 10-KSB for the year ended December 31, 2002 for further discussion of this basis. As of September 30, 2003, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of September 30, 2003, that the available cash balances, the possible sale of the Company's undeveloped land, and possible additional advances from affiliated parties will provide liquidity for it to continue as a going concern through 2003, however, management can provide no assurance with regard thereto.

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

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

         (a)      Exhibits:

               Exhibit No.
               -----------

                  31.1 Rule 13a-14(a)/15d-14(a) Certification, executed by Lorraine O. Legg, President and Chief Executive Officer of TIS Mortgage Investment Company.

                  31.2 Rule 13a-14(a)/15d-14(a) Certification, executed by John E. Castello, Executive Vice President and Chief Financial Officer of TIS Mortgage Investment Company.

                  32 Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 53 of Title 18 of the United States Code (18 U.S. C. 1350), executed by Lorraine O. Legg, President and Chief Executive officer of TIS Mortgage Investment Company and by John E. Castello, Executive Vice President and Chief Financial Officer of TIS Mortgage Investment Company.

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TIS MORTGAGE INVESTMENT COMPANY


 November 11, 2003                            BY: /s/ Lorraine O. Legg
----------------------                            ------------------------------
        Date                               Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


November 11, 2003                             BY: /s/ John E. Castello
---------------------                             ------------------------------
        Date John E. Castello, Executive Vice President and Chief Financial Officer (Principal Financial Officer)