Form 10KSB
period 2003-12-31
TIS MORTGAGE INVESTMENT CO
filed 2004-03-30
CIK 833088

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                         ------------------------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___.
Issuer's revenues for the fiscal year ended December 31, 2003: $84,000

As of March 22, 2004 the aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the price on that date of the shares) was approximately $3,089,000.

As of March 22, 2004, there were 8,893,250 shares of Common Stock outstanding.

                   Documents Incorporated by Reference: None.

                         TIS MORTGAGE INVESTMENT COMPANY
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

PART I                                                                      Page

Item 1:    Business                                                           3
Item 2:    Properties                                                        12
Item 3:    Legal Proceedings                                                 12
Item 4:    Submission of Matters to a Vote of Security Holders               12

PART II

Item 5:    Market for the Registrant's Common Equity and Related
             Stockholder Matters                                             13
Item 6:    Management's Discussion and Analysis                              14
Item 7:    Financial Statements                                              26
Item 8:    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             26
Item 8(a):Controls and Procedures                                            26


PART III

Item  9:  Information about Directors and Executive Officers of
            the Registrant                                                   27
Item 10:  Executive Compensation                                             28
Item 11:  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       30
Item 12:  Certain Relationships and Related Transactions                     32
Item 13:  Exhibits and Reports on Form 8-K                                   34
Item 14:  Principal Accountant Fees                                          35

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

         The Company has engaged in several purchases and sales of real estate in the ordinary course of its business. In 1995, the Company acquired four multifamily residential properties in California's Central Valley. These properties consisted of 539 units together with 9.75 acres of unimproved land slated for the development of an additional 126 units. The aggregate purchase price for the properties was approximately $29.3 million, including existing debt assumed by the Company. In the fourth quarter of 1998, the Company sold its investment in the River Oaks Apartments in Hanford, California. In calendar 2000 the Company sold the Four Creeks Village Apartments and the Shady Lane Apartments. Subsequently in 2002, the Company sold its interest in the Villa San Marcos Apartments, in Fresno, California. The Company now retains the 9.75 acres of unimproved land slated for development, for which it has now entered into a contract for sale. The contract is for a price of $1,400,000 plus certain prepaid development costs. The sale is expected to be completed in the second quarter of 2004.

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

         The Company expects to enter into an agreement regarding the origination of new mortgage servicing with LoriMac, Inc. ("LoriMac"), a subsidiary of TIS Financial Services, Inc., ("TISFS") the former manager of the Company ("Former Manager"). LoriMac was incorporated in Delaware on May 8, 2002, and commenced operations on May 8, 2002. LoriMac provides the people and the facilities for a company which provides mortgage origination services to small banks, savings and loans and credit unions. In return for its services, LoriMac receives fees from the originating institutions and services the loans created. LoriMac does not warehouse or close the loans for its own account or in its own name. The Company anticipates that it will acquire preferred stock in LoriMac which will have a non-voting, 99% economic interest in LoriMac. The Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination services operation. TiServ will be assigned the servicing rights created by LoriMac. LoriMac will continue to sub-service the loans on behalf of TiServ.

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

LIMITATION ON USE OF NET OPERATING LOSS ("NOL") CARRYFORWARDS.

         As of December 31, 2003, the Company had a consolidated net operating loss carryforward of approximately $68 million for Federal income tax purposes. This number is based upon actual Federal consolidated income tax filings for the periods through December 31, 2002 and an estimate of the 2003 taxable loss. Some or all of the carryforward may be available to the Company to offset, for Federal income tax purposes, the future taxable income, if any, of the Company and its wholly-owned subsidiaries, subject to the limitations and risks discussed below.

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

         TiServ Inc. is a wholly-owned subsidiary of the Company, incorporated on May 8, 2002. It is contemplated that TiServ Inc. will own and hold mortgage servicing rights. The accounts of TiServ Inc. are consolidated with those of the Company.

COMPETITION

         The Company's real estate properties and proposed servicing business face intense competitive pressures from a wide variety of larger entities with superior resources available. In the mortgage origination and servicing business, the Company provides its technology and services transparently to small banks, savings and loans and credit unions. These clients choose their service providers based upon a number of factors, including without limitation the service provider's expertise working with these types of entities, the features and quality of the technology available from the service provider, and the ability of the service provider to support transparent origination and servicing on behalf of the client to the client's end-user mortgage customers. The Company's real property acquisitions have been and will continue to be opportunistic and may occur from time to time only when sufficient liquid assets are available.

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


                            MANAGEMENT OF OPERATIONS

SELF MANAGEMENT

                  In connection with becoming self-managed on July 1, 1996, the Company entered into a Facilities and Expense Sharing Agreement ("Expense Sharing Agreement") with TIS Financial Services Inc., the Former Manager, providing for the sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. In addition, the Board approved employment contracts with Lorraine O. Legg, Chairman and President of the Company, for a term of three years and John E. Castello, as Executive Vice President and Chief Financial Officer, for a term of two years. Both agreements have evergreen renewal provisions that automatically extend the term of the agreements for one year, unless either party provides prior written notice to terminate during the periods provided by the agreement. The Expense Sharing Agreement provides for certain office space and expense sharing arrangements, whereby the Company and the Former Manager share on a prorata basis all fees and expenses incurred in connection with rent, telephone charges, utilities and other office expenses, bookkeeping fees and expenses and miscellaneous administrative and other expenses, including certain personnel expenses, as described in the Expense Sharing Agreement. The prorata sharing of such expenses is determined based upon the relative benefit received by each party in accordance with the amount of space utilized or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Expense Sharing Agreement continues in effect until terminated by either party on 30 days prior written notice or at such time as the parties no longer continue to share office space. The Company incurred expenses of $74,000 and $229,000 for the years ended December 31, 2003 and 2002, respectively under the expense sharing agreement with the Former Manager.

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

         The failure of the Company to be treated as a REIT for any taxable year could materially and adversely affect the shareholders, since the Company would be taxed as a corporation. Accordingly, the taxable income of the Company (computed without any deduction for distributions to shareholders) would be taxed to the Company at corporate rates (currently up to 35% for Federal purposes), and the Company would be subject to any applicable minimum tax. However, the Company has approximately $68 million of net operating loss carryforwards to offset taxable income. Additionally, distributions to the shareholders would be treated as ordinary income to the extent of the Company's earnings and profits. As a result of the "double taxation" (I.E. taxation at the corporate level and subsequently at the shareholder level when earnings are distributed) the distributions to the shareholders would decrease substantially, because a large portion of the cash otherwise available for distribution to shareholders would be used to pay taxes. Further, the failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years.

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

         The composition and sources of the Company's income allowed the Company to satisfy the income tests for all fiscal years through December 31, 2002 and should allow the Company to satisfy the income tests during each year of its existence. If, however, the Company causes issuances of interests in real estate mortgage investment conduits ("REMICs") or issuances of certificates representing certain equity interests in mortgage instruments (such as pass-through certificates), the Company could recognize income or gain that, if from transactions in which the Company is deemed to be a dealer, could be subject to the 100% tax on prohibited transactions. See "Taxation of the Company" below. This effectively limits both the Company's ability to issue REMIC securities directly or through wholly owned subsidiaries and its ability to issue such securities indirectly through issuance of funding notes to affiliated issuers. Further, certain short-term reinvestments may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test. In addition, income from Structured Securities which do not represent equity interests in Mortgage Loans and with respect to which a REMIC election has not been made (E.G. CMOs) may not qualify under the 75% income test. The Company intends to monitor its reinvestments and hedging transactions closely to avoid disqualification as a REIT.

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

ITEM 2. PROPERTIES.

         At December 31, 2003, the Company's operating real estate assets consisted of one shopping center in Northern California (Midtown Center). Information on the Midtown Center as of December 31, 2003 is shown in the table below:


                                                     MIDTOWN
                                                      CENTER
     ----------------------------------------------------------------------

     Location                                      Petaluma, CA
     Date of Construction                                  1962

     Master Lease Liability
          at December 31, 2003                        $ 460,000

     Rentable Square Feet                                 7,200
     Monthly Rent per Square Foot in 2003                 $0.94

     Improved Land Area                              0.39 Acres  (leased)

     Occupancy at December 31, 2003                        100%
     ----------------------------------------------------------------------

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

ITEM 3. LEGAL PROCEEDINGS.

         At March 30, 2004, there were no material pending legal proceedings (other than any routine litigation incidental to the Company's business activities) to which the Company or its subsidiaries is a party or to which any of their respective property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades in the Over-The-Counter market under the symbol "TISM". The Stock was listed on the Pacific Exchange under the symbol "TIS" until May 11, 2000 when trading in the stock was suspended from that exchange due to the Company's inability to meet continuing listing requirements. The high and low bid prices in the Over-The-Counter market for 2002, 2003 and the first quarter of 2004 were as follows:

                                                     HIGH BID          LOW BID
                                                     --------          -------
2002
   First Quarter                                        .28              .16
   Second Quarter                                       .21              .09
   Third Quarter                                        .28              .06
   Fourth Quarter                                       .40              .20

2003
   First Quarter                                        .70              .20
   Second Quarter                                       .80              .59
   Third Quarter                                        .95              .58
   Fourth Quarter                                      1.00              .70

2004
   First Quarter (through March 22)                  $  .76          $   .49

         The Over-The-Counter quotations included above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 22, 2004, the closing bid price of the shares of common stock as reported in the over the counter market was $0.49. On that date the Company had outstanding 8,893,250 shares of common stock which were held by approximately 375 shareholders of record.

         The Company did not pay any dividends to shareholders in fiscal 2002, 2003 or to date in 2004. The actual amount and timing of any future dividend payments will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

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

         The following table illustrates the Company's cash receipts, disbursements and reinvestments for fiscal 2003 and 2002.

     CASH FLOW ANALYSIS
     (IN THOUSANDS)                                    2003        2002
     ----------------------------------------------------------------------
     Beginning Cash Balance                        $  1,048         $19
     Cash Received:

         Sale of Real Estate Assets                      --       9,350
     Cash Disbursements:
         Cash Expenses                               (1,741)     (2,049)
         Additions to Real Estate Assets and
               Construction in Progress                  (1)         (2)
         Increase(Decrease) in Real Estate Notes        700      (6,270)
     ----------------------------------------------------------------------
     Ending Cash Balance                               $  6    $  1,048
     ----------------------------------------------------------------------

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the depreciable lives of our assets, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgements are based on our historical experience, our observance of industry trends, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our financial statements

RESULTS OF OPERATIONS

         The Company had a net loss of $1,048,000, or $0.12 per share, for the year ended December 31, 2003. For the year ended December 31, 2002 it had a net loss of $6,000, or $0.00 per share. No distributions were declared for 2003 or 2002.

2003 COMPARED TO 2002

         The net loss increased in 2003 compared to 2002 by $1,042,000. This was primarily attributable to a gain on the sale of real estate of $1,490,000 reported in 2002, offset by some decrease in administrative and real estate operating expenses in 2003.

         Income from real estate operations went from a gain of $1,338,000 in 2002 to a loss of $65,000 in 2003. This change was primarily attributable to selling the Villa San Marcos apartments for a gain of $1,490,000 in 2002, offset by a decrease in real estate operating expenses in 2003 .

         Other expenses decreased from $1,344,000 in 2002 to $983,000 in 2003. This decrease was primarily attributable to lower expenses under the allocated expense sharing agreement, lower accounting costs, and lower insurance expense.

         Legal expenses decreased from $227,000 in 2002 to $73,000 in 2003. This decrease of $154,000 was primarily attributable to lower costs related to the mortgage servicing business and lower costs related to arbitration with the previous owner of Villa San Marcos Apartments.

BUSINESS OUTLOOK

         The Company intends to direct its future investments principally towards mortgage servicing assets with some continuing emphasis on multifamily residential properties, family shopping centers and development opportunities. The Company has announced its intention to establish an arrangement to add mortgage servicing in conjunction with the activities of LoriMac, a subsidiary of the Former Manager. (See Note 11 to the Financial Statements)

         With regard to real estate investments, the acquisition strategy of the Company has been to identify communities with an expanding employment base and demographics which will continue to provide economic growth. Properties sought for purchase within a given area were chosen because they were considered to be among the highest quality properties in that area and could be purchased below replacement cost. However, management believes that the earning potential for these investments, including future market appreciation potential, does not support a continued focus for the Company's investment efforts in this area.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 30, 2004, the Company has sold the majority of its real estate assets. The Company believes that the available cash balances and its borrowing capacity will provide the necessary liquidity for it to continue as a going concern throughout 2004. However, management can provide no assurance with regard thereto.

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

         The company has borrowed funds from affiliated parties. At December 31, 2003, Receivable from Directors, Officers and Affiliates, net totaled $570,000 and was comprised of the following:

                                                                    (000's)
                                                                ----------
     Payable to Directors                                       $     (248)
     Advance from Executive Officer                                    (76)
     Payable to Pacific Securitization, Inc. (PSI)                    (206)
     Receivable from TIS Financial Services, Inc. (TISFIS)           1,100
                                                                ----------
                                                                $      570
                                                                ==========

         The payable to directors are accrued but unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11.0% and is payable on demand. The payable to PSI is an unsecured demand note and bears interest at 11.0%. PSI is a shareholder of the Company and a related party. The net receivable from TISFIS is made up of two components: net advances to TISFIS of $1,411,000, and a payable to TISFIS of $311,000 representing the net unreimbursed expenses under the expense sharing arrangement described below.

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

FINANCINGS

         At December 31, 2003, the Company had outstanding borrowings of $1,160,000. Of that amount, $460,000 is related to its financing arrangement on the Midtown Center. (See Note 3 to the Financial Statements). During the second quarter of 2003, the Company borrowed $700,000 collateralized by its undeveloped land in Fresno, California.

         The Company has no significant commitments for capital expenditures relating to its real estate. The Company has entered into a contract for sale of the 9.75 acres of undeveloped land it owns in Fresno, California. The contract is for a price of $1,400,000 plus certain prepaid development costs. The sale is expected to be completed in the second quarter of 2004.

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

We Have A History Of Losses And There Is No Assurance That We Will Achieve Profitability

            The Company has incurred net losses in each of the last five years. As of December 31, 2003, our accumulated deficit was $76 million. We anticipate that we will incur significant operating costs in connection with the development of our specialized mortgage banking and servicing business, and we will need to generate significant new revenues to achieve profitability. We may not achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

Insufficient Cash and Liquidity Sources to Fund Ongoing Operations

           The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

           The Company believes that its present cash resources and borrowing capacity will provide liquidity for it to continue as a going concern throughout 2004. However, management can provide no assurance with regard thereto. Should the Company be unable to achieve profitability in the near term, or to obtain any funds necessary to continue its operations, it is very unlikely that the Company will continue as a going concern or that there will be any assets for payment to its shareholders.

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

No Control Of Key Operating Subsidiary

         The Company anticipates that it will participate in the mortgage banking and servicing business through its subsidiary TiServ Inc. by acquiring a Preferred Stock investment in LoriMac which will have a non-voting, 99% economic interest in LoriMac. In addition, the Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination services operation. Since the Company will have a non-voting investment in this business, the economic consequences are subject to the terms of the agreements negotiated between the parties.

Inability To Sign Up Financial Institution Clients Could Adversely Affect Our Business

            We will rely on agreements with financial institutions to market our services to their clients. If we fail to sign up a substantial number of financial institutions in the near future, or if we lose any of our institutions after they sign up, we could fail to meet our growth objectives. Our service agreements are typically open-ended in length, and most can be terminated upon occurrence of various events and upon 90 days prior written notice. We cannot assure you that any or all of these agreements, if executed by financial institutions, will not be terminated or will be renewed or extended past their expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business could be adversely affected.

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

Risk Of Substantial Dependence On Favorable Economic And Real Estate
Environments

            The risks associated with the Company's mortgage banking and servicing business will be more acute during periods of general or localized economic slowdown or recession because these periods may be accompanied by declining real estate values, and declining ability of borrowers to make loan payments. The actual rates of delinquencies, foreclosures and losses on loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect the Company's origination volume and servicing portfolio. In addition, during periods of economic slowdown or recession, the Company's customers may face financial difficulties and be more receptive to the offers of the Company's competitors to refinance their loans.

Dependence On Key Personnel

            The continued success of the Company is highly dependent on certain key managers, particularly Lorraine Legg. Ms. Legg has been the driving force behind the introduction and implementation of all corporate policy and infrastructure growth, and has also been responsible for developing the Company's long-term strategy. The loss of Ms. Legg or any other key manager would have a material adverse effect on the Company's results of operations, financial condition and business prospects.

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

            We will rely on other companies to perform services related to the loan underwriting process, including appraisals, credit reporting and title searches. Any interruptions or delays in the provision of these services may cause delays in the processing and closing of loans for our customers. If we are unsuccessful in managing the timely delivery of these services we will likely experience increased customer dissatisfaction and our business and reputation could be adversely affected.

Market Risks Relating to Mortgage Assets

         The results of the Company's operations will be influenced, among other things, by the level of net cash flows generated by the Company's mortgage and servicing assets. The net cash flows vary primarily as a result of changes in mortgage prepayment rates, interest rates, reinvestment income and borrowing costs, all of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, reinvestment income and borrowing costs depend upon the nature and terms of the mortgage assets, the geographic location of the properties securing the Mortgage Loans included in or underlying the mortgage assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

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

Risks of Decline in Net Cash Flows and Income from Mortgage Assets

         The Company's income from mortgage and servicing assets will derive primarily from the net cash flows received on its mortgage assets which decline over time. For both tax and accounting purposes, the Company's net cash flows consist of two components - one representing return of a portion of the acquisition cost of the mortgage asset (the "Cost Component") and one representing income on the investment (the "Income Component"). The Income Component is highest in years immediately following the acquisition of the mortgage asset and declines over time. In addition, to the extent that actual mortgage prepayments exceed those assumed, this inherent decline in net cash flows and income is accelerated.

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

Competition

         The Company will face intense competition in its mortgage banking and servicing business, and low barriers to entry could result in a steady stream of new competitors entering the market. Competition among industry participants can take many forms, including convenience of obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees, interest rates and other factors. The Company will compete with a wide range of other mortgage lenders, including mortgage banks, commercial banks, savings and loan associations, credit unions, and other financial service companies. Many of these competitors or potential competitors are substantially larger and have significantly greater name recognition, capital and other resources, and lower borrowing costs than the Company. In the future, the Company may also face competition from government-sponsored entities, such as FNMA and FHLMC. There can be no assurance the Company will be able to successfully compete with these competitors.

         There are numerous real estate companies, insurance companies, financial institutions, pension funds and other property owners that will compete with the Company in seeking properties for acquisition and in attracting and retaining tenants. There can be no assurance the Company will be able to successfully compete with these competitors as it seeks real estate investment opportunities.


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

        None

ITEM 8(a): CONTROLS AND PROCEDURES.

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

         ANTHONY H. BARASH, 61, Director of the Company since February, 1999. Since May 2003, Mr. Barash has been on assignment as an American Bar Association/Central European Eurasian Law Initiative (ABA/CEELI) Rule of Law Liaison based in Tashkent, Uzbekistan. Senior Vice President, Corporate Affairs, and General Counsel, Bowater Incorporated (paper and forest products company) from April 1996 to June 2002 and Secretary of that company from November 2001 to June 2002; Partner in the Los Angeles office, Seyfarth, Shaw, Fairweather & Geraldson (a national law firm), where he was a member of the firm's Business Law and Real Estate Group, from May 1993 to April 1996.

         DOUGLAS B. FLETCHER, 78, Chairman of the Company since 1997. Partner, Newport Partners (privately-owned venture capital firm); Vice Chairman and Director, The Pacific Horizon Group of mutual funds managed by Bank of America; from 1962 to 1982, Chairman and Chief Executive Officer of Angeles Corporation
(AMEX); former Allied Member, New York Stock Exchange; and Chartered Financial Analyst.

         PATRICIA M. HOWE, 75, Director of the Company since 1988; and Chairman of the Company from 1988 to 1997. Chairman, Pacific Securitization Inc. (asset securitization); Chairman, Chief Financial Officer and a Director, Corporate Capital Investment Advisors (holding company); Chairman, TIS Asset Management since 1991; and Chairman, TIS Financial Services, Inc. (financial products) since 1984.

         ROBERT W. LEDOUX, 63, Director of the Company since 1988. Private venture capital investor and consultant to Bryan & Edwards (private venture capital group) since 1998; Associate, Bryan & Edwards from 1984 to 1998; for the prior 11 years, Vice President, BA Investment Management Co. (wholly-owned subsidiary of Bank of America); and Chartered Financial Analyst.

         LORRAINE O. LEGG, 64, President and Chief Executive Officer of the Company since 1988; and Director of the Company from 1988 to May 1997 and since September 1997. President, Chief Executive Officer and a Director, Pacific Securitization, Inc.; President, Chief Executive Officer and a Director of Corporate Capital Investment Advisors; President, Chief Executive Officer and a Director, TIS Financial Services, Inc. since 1984; Director (since 1993) and President and Chief Executive Officer (from December 1995 to June 1998), Meridian Point Realty Trust VIII Co.; and Director (from 1993 to September 1998) and President and Chief Executive Officer (from February 1996 to September
1998), Meridian Point Realty Trust `83. Chairman, Planned Giving Foundation since 1998.

         J. DAVID SCHEMEL, 47, Director of the Company since February, 1999. Managing Member, Vista Marin, LLC (owner and manager of commercial property in Redwood City, California) since 1998; Managing Member, DSDI, LLC (owner of apartment buildings in San Francisco and on the San Francisco Peninsula) since 1994; Managing Member, Oxford Associates, LLC (residential home developer) since 1996; and from 1988 to 1994, Vice President, TRI Commercial Real Estate, for which he managed various workout transactions.

         JOHN E. CASTELLO, 59, Executive Vice President and Chief Financial Officer of the Company since 1988 and its Treasurer since June 1993. Senior Vice President, TIS Financial Services, Inc. since 1984; Director and Senior Vice President, TIS Asset Management since 1991; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust `83 from February 1996 to September 1998; Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust VIII Co. from December 1995 to June 1998; and Assistant Secretary, INVG Mortgage Securities Corp. from 1992 to 1996.

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

                 SUMMARY COMPENSATION TABLE

           Name and Principal Position         Year    Annual Compensation
           ---------------------------         ----    -------------------

     Lorraine O. Legg                          2003          $95,000
     President and Chief Executive Officer     2002           95,000
                                               2001           95,000

     John E. Castello                          2003          $80,000
     Executive Vice President and Principal    2002           80,000
     Financial Officer                         2001           80,000

         STOCK OPTIONS. The following table sets forth information regarding options held by the Company's executive officers at December 31, 2003. The Company did not grant any options to its Named Executive Officers in 2003 or in later periods, and none of the Named Executive Officers exercised any options in 2003.

                          Number of Securities
                         Underlying Unexercised       Value of Unexercised
                           Options at Fiscal          In-the-Money Options
                             Year-End(#)(1)         at Fiscal Year-End($)(2)

        Name           Exercisable/Unexercisable    Exercisable/Unexercisable
  ---------------------------------------------------------------------------
  Lorraine O. Legg             150,000/0                     $0/$0
  John E. Castello              50,000/0                     $0/$0

 1. All such options were granted in 1995, have a per share exercise price of $2.23 and expire in 2005. (Subject to earlier termination in the event of termination of employment, disability or death).

2. The per share exercise price of such options exceeded the $0.70 closing price of the Common Stock on December 31, 2003, and no options were "in-the-money."

         EMPLOYMENT AGREEMENTS. The Company has employment agreements with Ms. Legg and Mr. Castello. Ms. Legg's agreement provides for an initial term through July 1, 1999, and Mr. Castello's agreement provides for an initial term through July 1, 1998. Both agreements have evergreen renewal provisions that automatically extend the term of the agreements for one year, unless either party provides prior written notice to terminate during the periods provided by the agreement. The term of the agreements has been automatically extended to July 1, 2004. Each agreement includes (i) an annual base salary of $95,000 for Ms. Legg and $80,000 for Mr. Castello; (ii) an annual incentive performance bonus determined at the discretion of the Board of Directors; (iii) certain fringe benefits; (iv) payment of 50% of the cost of certain medical and disability insurance and (v) two weeks paid vacation per calendar year for the first four years of service (three weeks per calendar year thereafter).

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

COMPENSATION OF DIRECTORS

         The Company's Board of Directors is divided into three classes, and directors are elected to serve three year terms. The Company pays an annual fee of $12,000 to each non-employee director and a fee of $300 for each Board meeting and each Board committee meeting attended by each such director (except meetings by conference telephone). Beginning in 2000, the directors have consented to defer receipt of their fees without interest through the date of this 10-KSB but the Company anticipates paying these fees in the future. The Company also reimburses directors for costs and expenses incurred in attending such meetings.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the ownership of shares of Common Stock as of March 30, 2004, by (i) each person known to the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property rights where applicable.

            Name                     Number of Shares       Percentage of Common
            ----                     ----------------       --------------------
Pacific Securitization, Inc.
  Lorraine O. Legg                         1,613,070(1)           18.1%
  Patricia M. Howe

John V. Winfield
  The Intergroup Corporation                 774,200(2)            8.7%
  Santa Fe Corporation

Anthony H. Barash                              9,000(3)             *
Douglas B. Fletcher                           57,600(4)             *
Patricia M. Howe                             156,820(5)            1.7%
Robert W. Ledoux                              11,050(6)             *
Lorraine O. Legg                             206,700(7)            2.3%
J. David Schemel                              67,000(8)             *
John E. Castello                              76,000(9)             *
All directors and executive officers       2,132,240(10)          22.7%
   as a group (7 persons)

------------------
*Holds less than 1%.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2003, regarding securities issued to all of our employees under our equity compensation plans that were in effect during fiscal 2003.

                                                                                        Number of
                                                                                        Securities
                                                                                        Remaining
                                                  Number of                             Available for
                                                  Securities to be                      Future Issuance
                                                  Issued Upon        Weighted-Average   Under Equity
                                                  Exercise of        Exercise Price     Compensation
                                                  Outstanding        of Outstanding     Plans (Excluding
                                                  Options,           Options,           Securities
                                                  Warrants and       Warrants and       Reflected in the
                                  Plan Category   Rights             Rights             Second Column)
                                  -------------   ----------------   ----------------   ----------------
Equity compensation
   plans approved by              (a)             349,000            $2.19              51,000 (b)
   shareholders

Equity compensation
   plans not approved by          None            NA                 NA                 NA
   shareholders

Total                                             349,000            $2.19              51,000

-----------------------

(a) The 1995 Stock Option Plan was approved by the shareholders of the Company in 1995.

(b) The total number of shares of Common Stock that may be delivered pursuant to awards granted under the 1995 Stock Option Plan may not exceed 400,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TIS FINANCIAL SERVICES, INC. The Company has a Facilities and Expense Sharing Agreement (the "Sharing Agreement") with TIS Financial Services, Inc., the Former Manager. The Sharing Agreement provides for the prorata sharing of office space, office equipment and the expenses of certain administrative and other personnel and ancillary services. The prorata sharing is determined based upon the relative benefit received by each party in accordance with the amount of space used or the relative amount of time each such resource is used, or such other allocation method as may be reasonable and agreed to by the parties. The Sharing Agreement continues in effect until terminated by one of the parties on 30 days' prior written notice or until the parties no longer share office space. The Company paid the Former Manager $74,000 under the Sharing Agreement in 2003 and $229,000 in 2002.

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

         PACIFIC SECURITIZATION. During 2000, Pacific made unsecured loans totaling $121,000 to the Company and during 2001 Pacific made additional loans totaling $155,000. During 2002 Pacific made additional loans totaling $136,000. During 2003 the Company paid down the loans by $238,000 The loans, which are represented by a promissory note, bear interest at an annual rate of 11% and are payable on demand. As of December 31, 2003, the balance of the loans, representing the principal and accrued interest was $256,000. Management believes that the terms of the loans are more favorable to the Company than those that could be obtained from unaffiliated third parties.

         JOHN E. CASTELLO. During 2000, Mr. Castello arranged for his account in the Company's 401(k) Plan to make an unsecured loan totaling $75,000 to the Company. The loan, which is represented by a promissory note, bears interest at an annual rate of 11% and is payable on demand. As of December 31, 2003, the balance of the loan, representing the principal and accrued interest was $76,000. Management believes that the terms of the loan are more favorable to the Company than those that could be obtained from unaffiliated third parties.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

       The following exhibits in the accompanying index to exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

NUMBER    EXHIBIT
------    -------
1         Financial Statements
3(a)      Amended Articles of Incorporation of the Registrant(1)
3(b)      Amended and Restated Bylaws of the Registrant(7)
4(a)      Specimen Certificate representing $.001 par value Common Stock(1)
4(b)      Dividend Reinvestment and Share Purchase Plan(2)
10(c)     Custody Agreement between Registrant and Mellon Bank N.A.(3)
10(d) Transfer Agency Agreement between Registrant and Mellon Securities Trust Company(3)
10(e) Reverse Repurchase Agreement between Registrant and Bear, Stearns Securities Corp.(4)
10(f) Loan and Security Agreement dated July 19, 1995 between TIS Mortgage Investment Company and
          Paine Webber Real Estate Securities, Inc.(5)
10(g) Nonqualified Stock Option Agreement with John D. Boyce and Schedule of Omitted Contracts(5)
10(h) Nonqualified Stock Option Agreement with John E. Castello and Schedule of Omitted Contracts(5)
10(i)     Employment Agreement between TIS and Lorraine O. Legg.(6)
10(j)     Employment Agreement between TIS and John E. Castello.(6)
10(k)     Facilities and Expense Sharing Agreement(6)
10(l) Agreement and Plan of Reorganization dated as of February 1, 1999, between TIS Mortgage
          Investment Company and Pacific Securitization, Inc.(8)
10(m) Agreement dated February 1, 1999, among TIS Mortgage Investment Company, Novato Markets, Inc., P-SUB I, Inc. and Pacific Securitization, Inc.(8)
10(n) Agreement dated as of February 1, 1999, among TIS Mortgage Investment Company, Turkey Vulture Fund XIII, Ltd., Richard M. Osborne, Third Capital, LLC, Christopher L. Jarratt and James G. Lewis.(8)
10(o)     Arthur Andersen LLP letter to the SEC, dated January 24, 2001 (9)
21        Subsidiaries of the Registrant
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2      Certification of Chief Financial Officer required by Rule
          13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1      Certification of Principal Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2      Certification of Principal Financial Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


ITEM 14:  PRINCIPAL ACCOUNTANT FEES

         The aggregate fees billed by Burr Pilger & Mayer LLP and their respective affiliates (collectively, "BPM"), our independent accountants, for professional services rendered during 2003 and 2002 are as follows:

     Year        Total        Audit      10-Q Review       Tax       Other
    -----------------------------------------------------------------------
    2003(1)    $ 75,158     $ 27,362       $18,199       $29,597      $  0

    2002(2)     122,904      122,904            --            --        --

    (1) Pertains to work related to filings from fiscal years 2001 and 2002 as well as 2003.
    (2) Pertains to audit work related to filings from fiscal years 2000 and 2001 as well as 2002.

         Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved in the fourth quarter 2003 by our Audit Committee to be performed by BPM, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee of the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus nonaudit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

1. FINANCIAL STATEMENTS AND REPORT OF BURR, PILGER & MAYER LLP, INDEPENDENT PUBLIC ACCOUNTANTS


Report of Independent Public Accountants
         Report of Burr, Pilger & Mayer LLP..................................37

Consolidated Balance Sheet - December 31, 2003...............................38

Consolidated Statements of Operations for the years ended
         December 31, 2003 and 2002..........................................39

Consolidated Statements of Shareholders' Equity for the
         years ended December 31, 2003 and 2002..............................40

Consolidated Statements of Cash Flows for the years ended
         December 31, 2003 and 2002..........................................41

Notes to the Consolidated Financial Statements...............................42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of TIS Mortgage Investment Company:

We have audited the accompanying consolidated balance sheet of TIS Mortgage Investment Company (a Maryland corporation) and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIS Mortgage Investment Company and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Burr, Pilger & Mayer LLP


San Francisco, California
March 8, 2004

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT SHARE DATA)                                   DECEMBER 31,
                                                                            2003
--------------------------------------------------------------------------------

ASSETS
Property:
          Operating Real Estate Assets, net                            $    401
          Construction in Progress                                          348
          Land                                                            1,000
                                                                       --------
                 Total Property                                           1,749
                                                                       --------

     Other Assets
          Cash and Cash Equivalents                                           6
          Receivable from Directors, Officers and Affiliates, net           570
          Accounts Receivable                                                 8
          Prepaids and Other Assets                                          37
                                                                       --------
                 Total Other Assets                                         621
                                                                       --------

                 Total Assets                                          $  2,370
                                                                       ========

--------------------------------------------------------------------------------

     LIABILITIES

     Notes Payable on Real Estate                                      $  1,160
     Accounts Payable and Accrued Liabilities                               534
                                                                       --------
                 Total Liabilities                                        1,694
                                                                       --------

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY
     Common Stock, par value $.001 per share;
           100,000,000 shares authorized; 8,893,250
           shares issued and outstanding                                      9
     Additional Paid-in Capital                                          76,467
     Retained Deficit                                                   (75,800)
                                                                       --------
                 Total Shareholders' Equity                                 676
                                                                       --------

                 Total Liabilities and Shareholders' Equity            $  2,370
                                                                       ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                   2003          2002
-----------------------------------------------------------------------------------------------
REAL ESTATE OPERATIONS
     Rental and Other Income                                          $    84       $ 1,058
     Operating and Maintenance Expenses                                   (70)         (501)
     Interest on Real Estate Notes Payable                                (58)         (446)
     Property Taxes                                                        (9)          (89)
     Depreciation                                                         (12)         (174)
     Gain on Sale of Property                                              --         1,490
                                                                      -------       -------
        (Loss) Income from Real Estate Operations                         (65)        1,338
                                                                      -------       -------

     OTHER EXPENSES
     General and Administrative, including amounts paid
        to a related party of $74 and $229, respectively                  822         1,038
     Interest Expense, including amounts to related parties
         of $44 and $79, respectively                                      88            79
     Legal Expenses                                                        73           227
                                                                      -------       -------
          Total Other Expenses                                            983         1,344
                                                                      -------       -------

     Net Loss                                                         $(1,048)      $    (6)
                                                                      =======       =======

-----------------------------------------------------------------------------------------------

     Net Loss per Share, basic and diluted                            $ (0.12)      $ (0.00)

     Distributions Declared per Share                                      --            --

     Weighted Average Number of Shares Outstanding                      8,893         8,893

-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(IN THOUSANDS)

                                   COMMON        STOCK       PAID-IN      RETAINED
                                   SHARES       AMOUNT       CAPITAL       DEFICIT          TOTAL
--------------------------------------------------------------------------------------------------
Balance - December 31, 2001         8,893      $      9      $ 76,467      $(74,746)      $  1,730

Net Loss                               --            --            --            (6)            (6)

--------------------------------------------------------------------------------------------------

Balance - December 31, 2002         8,893             9        76,467       (74,752)         1,724

Net Loss                               --            --            --        (1,048)        (1,048)

--------------------------------------------------------------------------------------------------
Balance - December 31, 2003         8,893      $      9      $ 76,467      $(75,800)      $    676
==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------

                                                                     YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                        2003          2002
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  Loss                                                            $(1,048)      $    (6)
Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Depreciation and Amortization                                        22           174
     Net Gain on Sale of Property                                         --        (1,490)
     Write-off of Capitalized Loan Fees                                   --           108

Decrease (Increase) in Accrued Interest and Accounts Receivable            1            (4)
(Increase) Decrease in Prepaid Expenses                                    5            63
Increase in Net Receivable from Directors, Officers
       and Affiliates, net                                              (689)         (406)
Decrease in Accounts Payable and Accrued Liabilities                      (7)         (502)
                                                                     -------       -------
    Net Cash Used in Operating Activities                             (1,716)       (2,063)
                                                                     -------       -------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Restricted Cash                                               --            50
Write-off of Residual Interests                                           --            14
Additions to Operating Real Estate Assets and Construction in
    Progress                                                              (1)           (2)
Proceeds from Sale of Operating Real Estate Assets                        --         9,300
Proceeds from Sale of Mortgage Related Assets                             --            --
                                                                     -------       -------
   Net Cash (Used in) Provided by Investing Activities                    (1)        9,362
                                                                     -------       -------
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan Fees                                                                (25)           --
Borrowings on Notes Payable on Real Estate                               700           460
Payments on Notes Payable on Real Estate                                  --        (6,730)
                                                                     -------       -------
   Net Cash Provided by (Used in) Financing Activities                   675        (6,270)
                                                                     -------       -------

Net Change in Cash and Cash Equivalents                               (1,042)        1,029
Cash and Cash Equivalents at Beginning of Year                         1,048            19
                                                                     -------       -------
Cash and Cash Equivalents at End of Year                             $     6       $ 1,048
                                                                     =======       =======
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                               $   147       $   558
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1. THE COMPANY

         TIS Mortgage Investment Company (the "Company") was incorporated on May 11, 1988. The Company operates as a real estate investment trust (REIT) and has, in years prior to 1995, primarily invested in structured securities (mortgage related assets) including residual interests, principal only bonds (PO Bonds), interest only bonds (IO Bonds) and collateralized mortgage obligations (CMOs). Beginning in 1994, the Company changed its investment focus from investments in structured securities to multifamily real estate located in California's Central Valley. Accordingly, subsequent to 1994, the Company has sold substantially all of its investments in structured securities and in 1995 acquired a portfolio of four income-producing residential real estate properties and in 1999 the Company acquired two shopping centers in Northern California. (As of December 31, 2003, all operating properties have been sold. See Note 3 regarding sales of real estate.) The Company operates in a single business segment, real estate shopping centers. The Company expects that the future emphasis of the Company will be a specialized mortgage banking and servicing business.

GOING CONCERN

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2003, the Company had a significant retained deficit and had suffered recurring losses and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company believes that the available cash on hand and its borrowing capacity will provide liquidity for it to continue as a going concern. However, management can provide no assurance with regard thereto. The Company expects to deploy its available cash into a specialized mortgage banking and servicing business in the future. Towards this end, the Company is establishing relationships which will allow it to acquire additional mortgage servicing.

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

         Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparable or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. In management's opinion, as of December 31, 2003, the carrying value of real estate assets did not exceed their estimated fair value. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 2003, the remaining property is located in California. As a result of this geographic concentration, the operations of this property could be adversely affected by a recession or general economic downturn where this property is located.

         All leases of real estate assets are classified as operating leases. Rental income is recognized when contractually due based on the terms of signed lease agreements which range in remaining duration from month-to-month to four years.

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

         LOAN FEES - Loan fees are amortized over the term of the related loan. Loan fees of $15,000, net of accumulated amortization of $10,000 are included in the Prepaids and Other Assets in the Consolidated Balance Sheet at December 31,2003. Amortization expense for the years ended December 31, 2003 and 2002 was $10,000 and $0, respectively.

         STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

         INCOME TAXES - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to Federal income taxes for 2003 and 2002. The loss reported in the accompanying consolidated financial statements may be greater or less than the taxable loss because some income and expense items are reported in different periods for income tax purposes.

         STOCK-BASED COMPENSATION - At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

         The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

       (in Thousands except per Share Data)             2003             2002
                                                     ----------       ---------
     Net Loss, as reported                           $   (1,048)      $      (6)
     Less:  Stock-based employee compensation
         expense determined under the fair-value
          based method                                       --              --
                                                     ----------       ---------
     Net loss, pro forma                                              $      (6)
                                                         (1,048)
                                                     ==========       =========

     Basic and Diluted Loss per Share
          As Reported                                $    (0.12)      $   (0.00)
                                                     ==========       =========

           Pro Forma                                 $    (0.12)      $   (0.00)
                                                     ==========       =========

         NET LOSS PER SHARE - Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding for 2003 and 2002. These amounts were 8,893,250 shares for both years. The potential common shares related to the 1995 Stock Option Plan (see Note 6) are antidilutive in 2003 and 2002, and therefore are not included in the diluted weighted average number of shares outstanding. The number of antidilutive potential common shares in 2003 and 2002 were 349,000.

         DISTRIBUTIONS - There were no distributions paid by the Company in 2003 or 2002.

         REVENUE RECOGNITION - The company recognizes monthly rental income when earned according to the terms of the leases.

         NEW ACCOUNTING PRONOUNCEMENTS - On April 30, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS 133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

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

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 (FIN No. 46), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 was revised in December 2003. Prior to FIN No. 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Presently, the Company does not hold any subsidiaries considered variable interest entities. Management believes that the impact of FIN No. 46 will not have a material effect on the Company.

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

         RECLASSIFICATIONS - Certain items in the 2002 financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on net loss and total shareholders' equity previously reported.

3.  OPERATING REAL ESTATE ASSETS

         The carrying value of operating real estate assets at December 31, 2003 is presented in the following table:

                                                          December 31,
         (in thousands)                                       2003
         ----------------------------------------------------------------
         Buildings and improvements                               $   457
         Less accumulated depreciation                                (56)
                                                         ----------------
             Net                                                  $   401
                                                         ================

         In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of Sale approximated $931,000, leaving $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately $7,863,000 prior to the sale, which resulted in a gain on the sale of approximately $1,490,000. The Company has retained its ownership of the adjoining 9.75 acres of unimproved land however the Company is currently in contract to sell the land. The contract is for a price of $1,400,000 plus certain prepaid development costs. The sale is expected to be completed in the second quarter of 2004. At December 31, 2003 the book value of the land and related construction in progress was $1,348,000.

         On February 2, 1999, the Company acquired 100% of the stock of Novato Markets, Inc. from Pacific Securitization, Inc. for 1,613,070 shares of common stock of the Company. Novato Markets, Inc.'s only asset is 100% of the stock of P-Sub I, Inc., which owned two shopping centers in Sonoma County, California. Pacific Securitization, Inc., is a related party and shareholder of the Company. In March, 2001, the Company sold its interest in the Mountain Shadows Shopping Center in Rohnert Park, California. On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all deterioration to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $56,000 remain on the Company's books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest is calculated at 12% and 13% of the property's purchase price for year 1 and year 2 of the lease, respectively. Interest expense related to this financing for the years ended December 31, 2003 and 2002 was $58,000 and $44,000.

4.  RECEIVABLE FROM DIRECTORS, OFFICERS AND AFFILIATES

         At December 31, 2003, Receivable from Directors, Officers and Affiliates totaled $570,000 and was comprised of the following (in thousands):

         Payable to Directors                                      $  (248)
         Advance from Executive Officer                                (76)
         Payable to Pacific Securitization, Inc. (PSI)                (206)
         Receivable from TIS Financial Services, Inc. (TISFIS)       1,100
                                                                   --------
                                                                   $   570
                                                                   --------

         The payable to directors are accrued but unpaid directors fees and bear no interest. The advance from executive officer represents the principal and interest on a $75,000 advance. The advance bears interest at 11.0% and is payable on demand. The payable to PSI is an unsecured demand note and bears interest at 11.0%. PSI is a shareholder of the Company and a related party.

         The net receivable from TISFIS is made up of two components: net advances to TISFIS of $1,411,000, and a payable to TISFIS of $311,000 representing the net unreimbursed expenses under the expense sharing arrangement described below.

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

5. NOTES PAYABLE 0N REAL ESTATE

         At December 31, 2003, the Company had $1,160,000 of notes payable outstanding. $460,000 of this balance is related to the sale and lease back transaction of the Midtown Shopping Center which was accounted for as a financing transaction (see note 3). $700,000 of the notes payable balance is related to the interest only loan secured by the land owned in Fresno, CA. Interest payments accruing at 11% are due monthly. The note matures on January 1, 2005.

6. LEASING ACTIVITY

         Future minimum rentals due under non-cancelable operating leases in effect at December 31, 2003 with tenants are as follows (in thousands):

                                Year            Amount
                                ----            ------
                                2004            $   74
                                2005                59
                                2006                55
                                2007                46
                                                ------
                                                $  234
                                                ------

7. STOCK OPTIONS

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

         The following table summarizes the stock option activity for the years ended December 31, 2003 and 2002, respectively.

                                            Outstanding Options
                                    -------------------------------------
                                      Shares                   Weighted
                                    Authorized      Number      Average
                                        for           Of       Exercise
                                      Grants        Shares       Price
                                    -------------------------------------

      Balance December 31, 2001        51,000      349,000      $2.19
      Granted                              --           --         --
      Expired                              --           --         --
                                    -------------------------------------
      Balance, December 31, 2002       51,000      349,000      $2.19
      Granted                              --           --         --
      Expired                              --           --         --
                                    -------------------------------------
      Balance, December 31, 2003       51,000       349,000     $2.19
                                    -------------------------------------

         There were no options granted, exercised, forfeited or expired in 2003 or 2002. As of December 31, 2003 and 2002, 349,000 of the options were exercisable. The options outstanding at December 31, 2003 have exercise prices of $0.26, $1.08, $1.25, $1.22, $2.25 and $2.26 with a weighted average exercise price of $2.19 and a weighted average remaining contractual life of 1.8 years.

         The following table summarizes the number of options outstanding and options exercisable at December 31, 2003.

                                          Options               Options
      Range of Execise Prices           Outstanding           Exercisable
      -------------------------------------------------------------------
      $0.26 to $0.65                        4,000                 4,000

      $1.08 to $1.43                       10,000                10,000

      $2.25 to $2.26                      335,000               335,000
                                        ---------------------------------
                                          349,000               349,000
                                        ---------------------------------

8. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

         The Company has a Dividend Reinvestment and Share Purchase Plan. The Plan provides, at the Company's option, for shares purchased under the Plan to either be issued by the Company, or be purchased on the open market. The Plan prospectus provides for up to 1,000,000 new shares to be issued. To the extent new shares are issued, the Company's capital will be increased.

9. COMMITMENTS AND CONTINGENCIES

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

         LEASE COMMITMENTS The Company has an operating lease on its office space and an operating ground lease. Rental expense in 2003 and 2002 was $288,000 and $286,000, respectively. Future minimum rental payments under non-cancelable operating and ground leases in effect at December 31, 2003 are as follows (in thousands):

                       Year                 Amount
                       ----                 ------
                       2004                 $  283
                       2005                    279
                       2006                    279
                       2007                     46
                                            ------
                                            $  887
                                            ------

10. COMPREHENSIVE LOSS

         The Company's comprehensive loss is the same as the net loss reported on the consolidated statements of operations.


11. INVESTMENT IN MORTGAGE SERVICING RIGHTS.

         The Company has determined that it will continue its mortgage investment business by making a significant and focused investment in the development of a specialized mortgage banking and servicing business. On May 8, 2002 the company formed a new subsidiary, TiServ, Inc. ("TiServ") which will be the entity which will own mortgage servicing rights.

         The Company expects to enter into an agreement regarding the origination of new mortgage servicing with LoriMac, Inc. ("LoriMac"), a subsidiary of the Former Manager of the Company, TIS Financial Services, Inc. ("TISFS"). LoriMac was incorporated in Delaware on May 8, 2002, and commenced operations on May 8, 2002. LoriMac provides the people and the facilities for a company which provides mortgage origination services to small banks, savings and loans and credit unions. In return for its services, LoriMac receives fees from the originating institutions and services the loans created. LoriMac does not warehouse or close the loans for its own account or in its own name. The Company anticipates that it will acquire Preferred Stock in LoriMac which will have a non-voting, 99% economic interest in LoriMac. The Company intends to provide funding for the expansion of operations of LoriMac's mortgage origination services operation. TiServ will be assigned the servicing rights created by LoriMac. LoriMac will continue to sub-service the loans on behalf of TiServ.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TIS MORTGAGE INVESTMENT COMPANY

Date: March 30, 2004                             By:   /s/ Lorraine O. Legg
                                                       -------------------------
                                                       Lorraine O. Legg, Chief
                                                       Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
-------------                  ----------------                   --------------

   /s/ Lorraine O. Legg        Director, President and            March 30, 2004
---------------------------    Principal Executive Officer
Lorraine O. Legg


   /s/ John E. Castello        Executive Vice President           March 30, 2004
---------------------------    (Principal Financial Officer)
John E. Castello


   /s/ Douglas B. Fletcher     Director, Chairman of the Board    March 30, 2004
---------------------------
Douglas B. Fletcher


   /s/ Anthony H. Barash       Director                           March 30, 2004
---------------------------
Anthony H. Barash


   /s/ Patricia M. Howe        Director                           March 30, 2004
---------------------------
Patricia M. Howe


   /s/ Robert W. Ledoux        Director                           March 30, 2004
---------------------------
Robert W. Ledoux


   /s/ J. David Schemel        Director                           March 30, 2004
---------------------------
 J. David Schemel