Form 10QSB
period 2004-03-31
TIS MORTGAGE INVESTMENT CO
filed 2004-05-17
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 1-10004

TIS MORTGAGE INVESTMENT COMPANY
(Exact name of Small Business Issuer as specified in its Charter)

Maryland	94-3067889
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
655 Montgomery Street	94111
San Francisco, California
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 393-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 12, 2004

$.001 Par Value	8,893,250 Shares

Transitional Small Business Format:

Yes             No     X

TIS MORTGAGE INVESTMENT COMPANY

PART I:   FINANCIAL INFORMATION

ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2003 Form 10-KSB of the registrant (the “Company”). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

        In the opinion of the Company’s management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET>
(UNAUDITED)

(In thousands, except share data)	March 31, 2004
ASSETS
Property:
Operating Real Estate Assets, net	$398
Construction in Progress	348
Land	1,000

Total Property	1,746

Other Assets
Cash and Cash Equivalents	50
Receivable from Directors, Officers and
Affiliates, Net	384
Accrued Interest and Accounts Receivable, Net	8
Prepaids and Other Assets	27

Total Other Assets	469

Total Assets	$2,215

LIABILITIES
Notes Payable on Real Estate	$1,160
Accounts Payable and Accrued Liabilities	521
Deposit	100

Total Liabilities	1,781

SHAREHOLDERS’ EQUITY
Common Stock, par value $.001 per share;
100,000,000 shares authorized; 8,893,250
shares issued and outstanding	9
Additional Paid-in Capital	76,467
Retained Deficit	(76,042)

Total Shareholders’ Equity	434

Total Liabilities and Shareholders’ Equity	$2,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in Thousands except Per Share Data)

	Three Months Ended March 31
(In thousands, except per share data)	2004	2003
REAL ESTATE OPERATIONS
Rental and Other Income	$23	$23
Operating and Maintenance Expenses	(15)	(47)
Interest on Real Estate Notes Payable	(10)	(14)
Property Taxes	(2)	(2)
Depreciation	(3)	(3)

Loss from Real Estate Operations	(7)	(43)

OTHER EXPENSES
General and Administrative	206	217
Interest Expense	29	2
Legal Expenses	0	20

Total Other Expenses	235	239

Net Loss	$(242)	$(282)

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.03)
Distributions Declared per Share	—	—
Weighted Average Number of Shares Outstanding	8,893	8,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(242)	$(282)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	7	3
Decrease in Prepaid Expenses	6	26
Decrease (Increase) in Net Receivable from Directors, Officers
and Affiliates, net	186	(425)
Increase in Accounts Payable and Accrued Liabilities	(13)	(22)
Increase in Deposit	100	—

Net Cash Provided by (Used in) Operating Activities	44	(700)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Additions to Operating Real Estate Assets and Construction in Progress	—	(1)

Net Cash Used in Investment Activities	—	(1)

Net Change in Cash and Cash Equivalents	44	(701)
Cash and Cash Equivalents at Beginning of Period	6	1,048

Cash and Cash Equivalents at End of Period	$50	$347

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest	$39	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   Basis of Presentation

        The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2003.

        The Company’s financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company’s SEC Form 10-KSB for the year ended December 31, 2003 for further discussion of this basis. The Company believes that the available cash on hand and other resources, including the sale of assets and advances from affiliates, will provide liquidity for it to continue as a going concern through 2004, however, management can provide no assurance with regard thereto.

        The Company believes that the available cash on hand will provide liquidity for it to continue as a going concern throughout 2004, however, management can provide no assurance with regard thereto.

        The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result from these uncertainties.

Note 2.   Summary of Significant Accounting Policies

        Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions, including the depreciable lives of assets, that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Statement of Cash Flows — For purposes of the statement of cash flows, the Company considers only highly liquid instruments with original maturities of three months or less to be cash equivalents.

        Income Taxes — The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying consolidated financial statements as the Company is not subject to federal income taxes. The loss reported in the accompanying financial statements may be greater or less than the taxable loss because some income and expense items are reported in different periods for income tax purposes.

3

        Net Loss Per Share — Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of March 31, 2004 and 2003, outstanding options for the purchase of up to 349,000 shares of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

        Stock Based Compensation — The Company applies the intrinsic value method or variable accounting treatment to our stock awards depending on the nature of the award. No stock award activity occurred during the quarter ended March 31, 2004 or 2003.

Note 3.   Property

        The carrying value of real estate property at March 31, 2004 is presented in the following table:

(in thousands)	March 31, 2004
Land	$1,000
Buildings and Improvements	457
Construction in Progress	348

Total	1,805

Less Accumulated Depreciation	(59)

Net	$1,746

        As discussed below, the Company’s real estate property currently consists of 9.75 acres of unimproved land in Fresno, California and the ownership of Midtown Shopping Center in Petaluma, California remains following a sale and leaseback of that property.

        In 1995, the Company acquired four multifamily properties in the Central Valley of California. In 1998 the Company divested the River Oaks apartment complex in Hanford, California and in 2000 the Company sold the Shady Lane Apartments and the Four Creeks Village apartments in Visalia, California. On August 19, 2002, the Company sold its interest in Villa San Marcos Apartments in Fresno, California. This 120 unit complex was sold for a selling price of $11,500,000. The company had approximately $7,673,000 of debt including pre-payment fees of approximately $1,216,000. Expenses of the Sale paid at closing totaled approximately $370,000. A cash holdback of approximately $561,000 was credited to the buyer to cover repairs of items that are in arbitration with the previous owner. The Company will be entitled to receive that portion of the holdback that remains after repair costs are determined, but there can be no assurance that any amount of the holdback will be repaid to the Company. This left approximately $2,896,000 in net cash proceeds. The book value of the real estate assets sold was approximately $7,863,000 prior to the sale, which resulted in a gain on the sale of approximately $1,490,000. The Company retained its ownership of the adjoining 9.75 acres of unimproved land and has entered into a contract of sale regarding the property. The contract calls for a sale price of $1,400,000 plus reimbursement of the Company’s expenses related to securing requisite development approvals. A deposit of $100,000 has been received as of March 31, 2004 and is reflected in liabilities as of that date. The sale is expected to close in June, 2004. At March 31, 2004, the book value of the land and related construction in progress was $1,348,000.

        On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all repairs and maintenance to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction has not been accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $59,000 remain on the Company’s books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest is calculated at 12% and 13% of the property’s purchase price for year 1 and year 2 of the lease, respectively. Interest expense related to this financing for the quarter ended March 31, 2004 and 2003 was $10,000 and $14,000 respectively. The terms of the lease are currently being renegotiated and during the interim period the lease is being treated as extended without change.

Note 4.   Notes Payable on Real Estate

        The following table summarizes the debt outstanding on the properties as of March 31, 2004.

(in thousands)

Property	Principal Balance March 31, 2004	Basis of Interest Rate	Interest Rate March 31, 2004	Due Date	Monthly Principal and Interest Payment
Fresno Land	$700	Fixed	11.00%	January 1, 2005	$6
Midtown Center	$460	Fixed	12.00%	—	$5

Total	$1,160				$11

        The note on Fresno Land was executed June 2, 2003. Monthly payments are interest only until January 1, 2005, at which time the entire balance is due and payable. This loan is secured by the Company’s unimproved land which is subject to a contract for sale as described in Note 3 and is expected to be paid off in connection with the completion of the sale.

        The note on Midtown Center relates to the financing transaction involved with the sale of the property as described in Note 3.

Note 5. Receivable from Directors, Officers & Affiliates

        At March 31, 2004, Receivable from Directors, Officers and Affiliates totaled $384,000 and was comprised of the following:

(000’s)
Receivable from TIS Financial Services, Inc. (TISFIS)	$933
Payable to Directors	(262)
Advances from Executive Officers, net	(23)
Payable to Pacific Securitization, Inc. (PSI)	(264)

$384

        The payable to directors are accrued as unpaid directors fees and bear no interest. The net advance from executive officers represents the principal and interest on a $75,000 advance. The advance bears interest at 11.0% and is payable on demand. The payable to Pacific Securitization Inc. is an unsecured demand note and bears interest at 11.0%. Pacific Securitization Inc. is a shareholder of the Company and a related party. The net receivable from TISFIS is made up of advances made between the companies and a payable to TISFIS representing the net unreimbursed expenses under the expense sharing arrangement between the parties.

Note 6.   Reporting Comprehensive Loss

        The Company’s comprehensive loss equals the net loss reported on the statement of operations. There are no adjustments.

Note 7.   Segment Data

        The Company’s operations consist of a retail shopping center located in Sonoma County, California. Retail Space is rented to tenants based upon lease terms of varying lengths. For the quarter ended March 31, 2004, the real estate was the only material operating segment.

Note 8.   Investment in Mortgage Servicing Rights.

        The Company expects that it will continue its mortgage investment business by making a significant and focused investment in the development of a specialized mortgage banking and servicing business. On May 8, 2002 the company formed a new subsidiary, TiServ, Inc. (“TiServ”) which will be the entity which will own mortgage servicing rights.

        The Company expects to enter into an agreement regarding the origination of new mortgage servicing with LoriMac, Inc. (“LoriMac”), a subsidiary of the Former Manager of the Company, TIS Financial Services, Inc. (“TISFS”). LoriMac was incorporated in Delaware on May 8, 2002, and commenced operations on May 8, 2002. LoriMac will provide the people and the facilities for a company which provides mortgage origination services to small banks, savings and loans and credit unions. In return for its services, LoriMac receives fees from the originating institutions and services the loans created. LoriMac does not warehouse or close the loans for its own account or in its own name. The Company anticipates that it will acquire Preferred Stock in LoriMac which will have a non-voting, 99% economic interest in LoriMac. Subject to approval of the Board of Directors the Company intends to provide funding for the expansion of operations of LoriMac’s mortgage origination services operation. TiServ will be assigned the servicing rights created by LoriMac. LoriMac will continue to sub-service the loans on behalf of TiServ.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

        TIS Mortgage Investment Company, a Maryland corporation formed on May 11, 1988, is a self-managed real estate investment trust or REIT. The Company’s business is to invest in mortgage related assets, multifamily real estate, family shopping centers and real estate development projects. The Company has, in years before 1994, primarily invested in various classes of derivative mortgage instruments such as Residual Interests in CMOs. The Company broadened its investment emphasis from mortgage securities to include equity investments in real estate in 1994. Since 2000, the Company has reduced its emphasis on real estate and expects that it will continue its mortgage investment business by making a specific and focused investment in a specialized mortgage banking and servicing business.

        In addition to historical information, this report includes forward-looking statements regarding management’s beliefs, projections and assumptions concerning future results and events. These forward-looking statements may also include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, results from investments of the Company, fluctuations in interest rates, deterioration in asset and credit quality, changes in the availability of capital leading to among other things insufficient cash and liquidity, changes in business strategy or development plans, general economic or business conditions and the other factors discussed in “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

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

RESULTS OF OPERATIONS

        The Company had a net loss of $242,000 or $0.03 per share, for the quarter ended March 31, 2004. This compares to a net loss of $282,000, or $0.03 per share, for the quarter ended March 31, 2003. The Company did not pay a dividend in the first quarter of either year.

        Real Estate operations generated a loss of $7,000 for the quarter ended March 31, 2004 as compared to a loss of $43,000 in the three months ended March 31, 2003. The major reason for the reduced loss was the fact that the first quarter of 2004 included operating and maintenance expenses of $15,000 compared to similar expenses of $47,000 for the first quarter of 2003.

        Other expenses, which includes general and administrative expenses, totaled $235,000 as compared to $239,000 in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of mortgage instruments, multifamily residential properties and other real estate investments.

        The Company’s cash flows for the three months ended March 31, 2004 and 2003 are as follows:

(in thousands)	2004	2003
Provided by (Used in) Operating Activities	$44	$(700)
Used in Investment Activities	--	(1)

Net Decrease in
Cash and Cash Equivalents	$44	$(701)

        At March 31, 2004, the Company had unrestricted cash and cash equivalents of $50,000.

        The Company has no significant commitments for capital expenditures relating to the real estate operations as of March 31, 2004 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

        The Company has borrowed $700,000 using its undeveloped land as security. Some of the funds were advanced to TISFIS to fund its investment in mortgage servicing rights as discussed in Note 8.

         The Company’s lease on its Midtown Shopping Center is currently being renegotiated and during the interim period the lease is being treated as extended without change. The outcomes of these negotiations are not expected to have any significant cash flow impact on future operations.

        The Company’s financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company’s Securities and Exchange Commission (“SEC”) Form 10-KSB for the year ended December 31, 2003 for further discussion of this basis. As of March 31, 2004, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of March 31, 2004, that the available cash balances, the sale of the Company’s undeveloped land and possible additional advances from affiliated parties will provide liquidity for it to continue as a going concern through 2004, however, management can provide no assurance with regard thereto.

        The Company believes that it will have the ability to finance portions of the mortgage servicing investments it intends to acquire in order to fund additional growth in that area should it so desire. In addition the Company has additional real estate which it believes could be sold to provide limited additional liquidity and growth capital.

DIVIDEND REINVESTMENT PLAN

        The Company has a Dividend Reinvestment and Share Purchase Plan designed to enable shareholders to have their dividends from the Company automatically invested in additional shares of the Company. Mellon Securities Trust Company, which is unaffiliated with the Company, acts as the Plan Administrator. The purpose of the Plan is to provide shareholders with a convenient and economical way of investing dividends in additional shares of the Company’s Common Stock. These shares will be purchased on the open market or, at the direction of the Company’s Board of Directors, directly from the Company at a 3% discount from the open market price. The Company has registered 1,000,000 Common shares for possible issuance under the Plan. The impact on liquidity from the Dividend Reinvestment and Share Purchase Plan, if any, is expected to be immaterial.

ITEM 3.   CONTROLS AND PROCEDURES

        The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Company’s internal controls or in other factors that significantly affect these controls subsequent to the date of this evaluation.

PART II — OTHER INFORMATION

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

    (b)       The Company filed no reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIS MORTGAGE INVESTMENT COMPANY

May 14, 2004	/s/ Lorraine O. Legg

Date	Lorraine O. Legg, President and Chief Executive Officer (Principal Executive Officer)

May 14, 2004	/s/ John E. Castello

Date	John E. Castello, Executive Vice President and Chief Financial Officer (Principal Financial Officer)