Form 10QSB
period 2004-06-30
TIS MORTGAGE INVESTMENT CO
filed 2004-08-16
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes     X      No

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at August 13, 2004

$.001 Par Value	8,893,250 Shares

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

        In the opinion of the Company’s management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(In thousands, except share data)	June 30, 2004
ASSETS
Property:
Operating Real Estate Assets, net	$395

Other Assets
Cash and Cash Equivalents	38
Receivable from Directors, Officers and
Affiliates, Net	1,033
Accrued Interest and Accounts Receivable, Net	8
Prepaids and Other Assets	14

Total Other Assets	1,093

Total Assets	$1,488

LIABILITIES
Notes Payable on Real Estate	$460
Accounts Payable and Accrued Liabilities	530

Total Liabilities	990

SHAREHOLDERS’ EQUITY
Common Stock, par value $.001 per share;
100,000,000 shares authorized; 8,893,250
shares issued and outstanding	9
Additional Paid-in Capital	76,467
Retained Deficit	(75,978)

Total Shareholders’ Equity	498

Total Liabilities and Shareholders’ Equity	$1,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in Thousands except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
REAL ESTATE OPERATIONS
Rental and Other Income	$24	$34	$47	$57
Interest on Real Estate Notes Payable	(33)	(43)	(62)	(57)
Operating and Maintenance Expenses	(7)	(14)	(22)	(61)
Depreciation	(3)	(3)	(6)	(6)
Property Taxes	(2)	(2)	(4)	(4)
Gain on Sale of Real Estate	296	—	296	—

Gain (Loss) from Real Estate Operations	275	(28)	249	(71)

OTHER EXPENSES
General and Administrative	188	212	394	429
Legal Expense	14	14	14	34
Interest Expense	9	2	19	4

Total Other Expenses	211	228	427	467

Net Income (Loss)	$64	$(256)	$(178)	$(538)

Net Income (Loss) per Share, Basic and Diluted	$0.01	$(0.03)	$(0.02)	$(0.06)
Distributions Declared per Share	—	—	—	—
Weighted Average Shares Outstanding	8,893	8,893	8,893	8,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(178)	$(538)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation and Amortization	14	6
Gain on Sale of Real Estate	(296)
Decrease in Prepaid Expenses and Other Assets	—	5
Decrease in Accounts Receivable and Accrued Interest	15	4
Increase in Net Receivable from Directors, Officers
and Affiliates, net	(463)	(994)
Decrease in Accounts Payable and Accrued Liabilities	(4)	(46)

Net Cash Used in Operating Activities	(912)	(1,563)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Proceeds from Sale of Real Estate	1,644	—
Additions to Operating Real Estate Assets and Construction in Progress	—	(1)

Net Cash Provided by (Used in) Investment Activities	1,644	(1)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under real estate notes	—	700
Payments under real estate notes	(700)	—

Net Cash (Used in) Provided by Financing Activities	(700)	700

Net Change in Cash and Cash Equivalents	32	(864)
Cash and Cash Equivalents at Beginning of Period	6	1,048

Cash and Cash Equivalents at End of Period	$38	$184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest	$80	$61

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   Basis of Presentation

        The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2003.

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

        Net Loss Per Share — Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of June 30, 2004 and 2003, outstanding options for the purchase of up to 349,000 shares of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

        Stock Based Compensation — The Company applies the intrinsic value method or variable accounting treatment to our stock awards depending on the nature of the award. No stock award activity occurred during the quarter and six months ended June 30, 2004 or 2003.

Note 3.   Property

        The carrying value of real estate property at June 30, 2004 is presented in the following table:

(in thousands)	June 30, 2004
Buildings and Improvements	457

Total	457

Less Accumulated Depreciation	(62)

Net	$395

        In June, 2004, the Company sold its ownership of 9.75 acres of unimproved land in Fresno, California. The sale price was $1,727,000. The book value of the real estate assets was $1,348,000 and commission and related costs amounted to $83,000, resulting in a net gain from sale recorded in the quarter of $296,000. Net cash proceeds were $1,644,000, which included $200,000 of deposits received prior to the sale. Some of the proceeds were used to pay off the related real estate note payable on the property of $700,000.

        On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all repairs and maintenance to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction was not accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $62,000 remain on the Company’s books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest was calculated at 12% and 13% of the property’s purchase price for the first and second year of the lease, respectively. Interest expense related to this financing for the quarter and six months ended June 30, 2004 and 2003 was $10,000 and $25,000, and $15,000 and $29,000, respectively. The terms of a renewal lease are currently being negotiated and, in the interim, the lease has been extended without change.

        The Company’s only remaining real estate property at June 30, 2004 is its ownership of Midtown Shopping Center in Petaluma, California.

Note 4.   Notes Payable on Real Estate

        The following table summarizes the debt outstanding on the properties as of June 30, 2004.

(in thousands)
Property	Principal Balance June 30, 2004	Basis of Interest Rate	Interest Rate June 30, 2004	Due Date	Monthly Interest Payment
Midtown Center	$460	Fixed	13.00%	—	$5

Total	$460				$5

        During the quarter a real estate note payable of $700,000 was paid off in conjunction with the sale of land referred to in Note 3. The note on Midtown Center relates to the financing transaction involved with the sale of the Midtown property as described in Note 3.

Note 5.   Receivable from Directors, Officers & Affiliates

        At June 30, 2004, Receivable from Directors, Officers and Affiliates totaled $1,033,000 and was comprised of the following:

(000’s)
Receivable from TIS Financial Services, Inc. (TISFIS)	$1,260
Payable to Directors	(278)
Receivable from Pacific Securitization, Inc. (PSI)	51

$1,033

        The payable to directors are accrued as unpaid directors fees and bear no interest. The receivable from Pacific Securitization Inc. is unsecured and bears no interest. Pacific Securitization Inc. is a shareholder of the Company and a related party. The net receivable from TISFIS is made up of advances made between the companies and a payable to TISFIS representing the net unreimbursed expenses under the expense sharing arrangement between the parties.

Note 6.   Reporting Comprehensive Loss

        The Company’s comprehensive loss equals the net loss reported on the statement of operations. There are no adjustments.

Note 7.   Segment Data

        The Company’s operations consist of a retail shopping center located in Sonoma County, California. Retail space is rented to tenants based upon lease terms of varying lengths. For the quarter ended June 30, 2004, the real estate was the only material operating segment.

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

RESULTS OF OPERATIONS

        The Company had net income of $64,000 or $0.01 per share and a net loss of $178,000 or $0.02 per share for the quarter and six months ended June 30, 2004, respectively. This compares to net losses of $256,000, or $0.03 per share and $538,000 or $0.06 per share, for the quarter and six months ended June 30, 2003. The Company did not pay a dividend in the first six months of either year.

        Real Estate operations generated gains of $275,000 and $249,000 for the quarter and six months ended June 30, 2004 as compared to losses of $28,000 and $71,000 for the quarter and six months ended June 30, 2003. The improved performance in 2004 resulted from the gain realized on the sale of real estate in June, 2004 of $296,000.

        For the quarter and six months ended June 30, 2004, general and administrative expense totaled $188,000 and $394,000, respectively, as compared to $212,000 and $429,000 in the comparable prior year periods. Legal expenses were $14,000 and $14,000 for the quarter and six months ended June 30, 2004, as compared to $14,000 and $34,000 for the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

        The Company uses cash flow from operations to provide working capital to support its operations and for the payment of dividends to its stockholders, and uses its other capital resources for the purchase of mortgage instruments, multifamily residential properties and other real estate investments.

        The Company’s cash flows for the three months ended June 30, 2004 and 2003 are as follows:

(in thousands)	2004	2003
Used in Operating Activities	$(912)	$(1,563)
Provided by (Used in) Investment Activities	1,644	(1)
(Used in) Provided by Financing Activities	(700)	700

Net Increase (Decrease) in
Cash and Cash Equivalents	$32	$(864)

        At June 30, 2004, the Company had unrestricted cash and cash equivalents of $38,000.

        The Company has no significant commitments for capital expenditures relating to the real estate operations as of June 30, 2004 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

        The Company’s lease on its Midtown Shopping Center is currently being renegotiated and during the interim period the lease is being treated as extended without change. The outcomes of these negotiations are not expected to have any significant cash flow impact on future operations.

        The Company’s financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company’s Securities and Exchange Commission (“SEC”) Form 10-KSB for the year ended December 31, 2003 for further discussion of this basis. As of June 30, 2004, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of June 30, 2004, that the available cash balances and possible additional advances from affiliated parties will provide liquidity for it to continue as a going concern through 2004, however, management can provide no assurance with regard thereto.

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

    (b)       The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIS MORTGAGE INVESTMENT COMPANY

August 13, 2004	/s/ Lorraine O. Legg

Date	Lorraine O. Legg, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2004	/s/ John E. Castello

Date	John E. Castello, Executive Vice President and Chief Financial Officer (Principal Financial Officer)