Form 10QSB
period 2004-09-30
TIS MORTGAGE INVESTMENT CO
filed 2004-11-15
CIK 833088

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

        Class of Common Stock             Outstanding at November 12, 2004
        ---------------------             --------------------------------
           $.001 Par Value                        8,893,250 Shares

Transitional Small Business Format:
                                 Yes [ ] No [X]

                         TIS MORTGAGE INVESTMENT COMPANY

                                      Index


                          Part I. Financial Information


Item 1.   Financial Statements (Unaudited)                                                     Page Number

Condensed Consolidated Financial Statements                                                        3

Condensed Consolidated Balance Sheet
          September 30, 2004                                                                       4

Condensed Consolidated Statements of Operations
          Three months and nine months ended September 30, 2004 and 2003                           5

Condensed Consolidated Statements of Cash Flows
          Three months and nine months ended September 30, 2004 and 2003                           6

Notes to Condensed Consolidated Financial Statements                                               7


Item 2.  Management's Discussion and Analysis                                                     10

Item 3.  Controls and Procedures                                                                  12

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                         13

Signatures                                                                                        13



--------------------------------------------------------------------------------
                          PART 1: FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1:           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2003 Form 10-KSB of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.




                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


        (In thousands, except share data)                    September 30, 2004
        ---------------------------------                    ------------------
        ASSETS
        Property:
             Operating Real Estate Assets, net                     $    392
                                                                   --------

        Other Assets
              Cash and Cash Equivalents                                  15
              Receivable from Directors, Officers and
                  Affiliates, Net                                       895
              Accrued Interest and Accounts Receivable, Net               8
              Prepaids and Other Assets                                  33
                                                                   --------
                    Total Other Assets                                  951
                                                                   --------

                    Total Assets                                   $  1,343
                                                                   ========



        LIABILITIES

        Notes Payable on Real Estate                               $    460
        Accounts Payable and Accrued Liabilities                        578
                                                                   --------
                    Total Liabilities                                 1,038
                                                                   --------

        SHAREHOLDERS' EQUITY
        Common Stock, par value $.001 per share;
              100,000,000 shares authorized; 8,893,250
              shares issued and outstanding                               9
        Additional Paid-in Capital                                   76,467
        Retained Deficit                                            (76,171)
                                                                   --------
                    Total Shareholders' Equity                          305
                                                                   --------

                    Total Liabilities and Shareholders' Equity     $  1,343
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

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in Thousands except Per Share Data)


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                       September 30
                                                     ----------------------------      -----------------------------
                                                        2004            2003              2004             2003
                                                        ----            ----              ----             ----

REAL ESTATE OPERATIONS
Rental and Other Income                              $    24          $    22          $    71          $    79
Interest on Real Estate Notes Payable                    (15)             (16)             (77)             (73)
Operating and Maintenance Expenses                        (7)              (9)             (29)             (70)
Depreciation                                              (3)              (3)              (9)              (9)
Property Taxes                                            (3)              (2)              (7)              (6)
Gain on Sale of Real Estate                               --               --              296               --
                                                     -------          -------          -------          -------
    Gain (Loss) from Real Estate Operations               (4)              (8)             245              (79)
                                                     -------          -------          -------          -------


OTHER EXPENSES
General and Administrative                               185              199              579              628
Legal Expense                                              4                8               18               42
Interest Expense                                          --               27               19               31
                                                     -------          -------          -------          -------
      Total Other Expenses                               189              234              616              701
                                                     -------          -------          -------          -------

   Net Loss                                          $  (193)         $  (242)         $  (371)         $  (780)
                                                     =======          =======          =======          =======

Net Loss per Share, Basic and Diluted                $ (0.02)         $ (0.03)         $ (0.04)         $ (0.09)

Distributions Declared per Share                          --               --               --               --

Weighted Average Shares Outstanding                    8,893            8,893            8,893            8,893

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



                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                          ---------------------------
                                                                                             2004              2003
                                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                 $  (371)           $  (780)
Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
            Depreciation and Amortization                                                     21                  9
            Gain on Sale of Real Estate                                                     (296)                --
      Increase in Prepaid Expenses and Other Assets                                           --                (23)
      (Increase)Decrease in Accounts Receivable and Accrued Interest                          (8)                 4
      Increase in Net Receivable from Directors, Officers
           and Affiliates, net                                                              (325)              (934)
      Increase(Decrease) in Accounts Payable and Accrued Liabilities                          44                (12)
                                                                                         -------            -------
                  Net Cash Used in Operating Activities                                     (935)            (1,736)
                                                                                         -------            -------


CASH FLOWS FROM INVESTMENT ACTIVITIES
Proceeds from Sale of Real Estate                                                          1,644                 --
Additions to Operating Real Estate Assets and Construction in Progress                        --                 (1)
                                                                                         -------            -------
                  Net Cash Provided by (Used in) Investment Activities                     1,644                 (1)
                                                                                         -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under real estate notes                                                            --                700
Payments under real estate notes                                                            (700)                --
                                                                                         -------            -------
                  Net Cash (Used in) Provided by Financing Activities                       (700)               700
                                                                                         -------            -------

Net Change in Cash and Cash Equivalents                                                        9             (1,037)
Cash and Cash Equivalents at Beginning of Period                                               6              1,048
                                                                                         -------            -------
Cash and Cash Equivalents at End of Period                                               $    15            $    11
                                                                                         -------            -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash Paid for Interest                                                                   $    19            $   103
                                                                                         -------            -------

--------------------------------------------------------------------------------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIS MORTGAGE INVESTMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 1.  Basis of Presentation

         The accompanying interim condensed consolidated financial statements do not include all of the information and disclosures generally required for annual financial statements. They include the accounts of the Company, its wholly-owned subsidiaries and its partnership interests in real estate. All significant intercompany balances and transactions have been eliminated. In the opinion of management all adjustments of a normal recurring nature considered necessary for a fair presentation have been made. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003.

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company's SEC Form 10-KSB for the year ended December 31, 2003 for further discussion of this basis. The Company believes that the available cash on hand and other resources, including the sale of assets and advances from affiliates, will provide liquidity for it to continue as a going concern through 2004, however, management can provide no assurance with regard thereto.

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

         Net Loss Per Share - Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As of September 30, 2004 and 2003, outstanding options for the purchase of up to 349,000 shares of common stock at prices ranging from $0.26 to $2.26 were antidilutive and therefore not included in the computation of diluted loss per share.

         Stock Based Compensation - The Company applies the intrinsic value method or variable accounting treatment to our stock awards depending on the nature of the award. No stock award activity occurred during the quarter and nine months ended September 30, 2004 or 2003.

Note 3.  Property

         The carrying value of real estate property at September 30, 2004 is presented in the following table:

                                                         September 30,
         (in thousands)                                       2004
         --------------                                       ----

         Buildings and Improvements                                  457
                                                        -----------------
             Total                                                   457
                                                        -----------------

         Less Accumulated Depreciation                               (65)
                                                        -----------------
             Net                                                 $   392
                                                        =================

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

         On March 18, 2002, the Company sold its interest in the Midtown Shopping Center in Petaluma, California for a selling price of $460,000, and simultaneously entered into a two-year leaseback contract. Proceeds from the sale were used to retire the related outstanding debt of $230,000. Terms of the sale and leaseback transaction included a provision whereby the Company is responsible for substantially all repairs and maintenance to the property during the leaseback period, and was granted an option to repurchase the property at specified terms and a right of first refusal should the buyer of the property want to resell it to another party. Given these conditions, the transaction was not accounted for as a sale for accounting purposes but rather as a financing. The real estate assets consisting of buildings and improvements of $457,000 and accumulated depreciation of $65,000 remain on the Company's books and are depreciated accordingly. The proceeds from the sale are reflected as a borrowing on the balance sheet with interest expense reported thereon. Interest was calculated at 12% and 13% of the property's purchase price for the first and second year of the lease, respectively. Interest expense related to this financing for the quarter and nine months ended September 30, 2004 and 2003 was $15,000 and $39,000, and $15,000 and $44,000, respectively. The terms of a renewal lease are currently being negotiated and, in the interim, the lease has been extended without change.

         The Company's only remaining real estate property at September 30, 2004 is its ownership of Midtown Shopping Center in Petaluma, California.


Note 4.  Notes Payable on Real Estate

         The following table summarizes the debt outstanding on the properties as of September 30, 2004.

 (in thousands)

                                                               Interest
                        Principal Balance    Basis of          Rate                             Monthly
                        September 30,        Interest          September 30,       Due          Interest
Property                    2004             Rate              2004                Date         Payment
----------------------------------------------------------------------------------------------------------------
Midtown Center             $  460            Fixed             13.00%              --           $  5
----------------------------------------------------------------------------------------------------------------

Total                      $ 460                                                                $  5

         During the quarter ended June 30, 2004, a real estate note payable of $700,000 was paid off in conjunction with the sale of land referred to in Note
3. The note on Midtown Center relates to the financing transaction involved with the sale of the Midtown property as described in Note 3.

Note 5.  Receivable from Directors, Officers & Affiliates

         At September 30, 2004, Receivable from Directors, Officers and Affiliates totaled $895,000 and was comprised of the following:

                                                                     (000's)
                                                                   -------------
         Receivable from TIS Financial Services, Inc. (TISFIS)          $ 1,137
         Payable to Directors                                            ( 293)
         Receivable from Pacific Securitization, Inc. (PSI)                  51
                                                                   -------------
                                                                          $ 895

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


Note 7.  Segment Data

         The Company's operations consist of a retail shopping center located in Sonoma County, California. Retail space is rented to tenants based upon lease terms of varying lengths. For the quarter ended September 30, 2004, the real estate was the only material operating segment.


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

         In addition to historical information, this report includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may also include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, results from investments of the Company, fluctuations in interest rates, deterioration in asset and credit quality, changes in the availability of capital leading to among other things insufficient cash and liquidity, changes in business strategy or development plans, general economic or business conditions and the other factors discussed in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

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

                              Results of Operations


         The Company had a net loss of $193,000 or $0.02 per share and a net loss of $371,000 or $0.04 per share for the quarter and nine months ended September 30, 2004, respectively. This compares to net losses of $242,000, or $0.03 per share and $780,000 or $0.09 per share, for the quarter and nine months ended September 30, 2003. The Company did not pay a dividend in the first nine months of either year.

         Real Estate operations generated a net loss of $4,000 and a net gain of $245,000 for the quarter and nine months ended September 30, 2004 as compared to losses of $8,000 and $79,000 for the quarter and nine months ended September 30, 2003. The improved performance in 2004 resulted from the gain realized on the sale of real estate in June, 2004 of $296,000.

         For the quarter and nine months ended September 30, 2004, general and administrative expense totaled $185,000 and $579,000, respectively, as compared to $199,000 and $628,000 in the comparable prior year periods. Legal expenses were $4,000 and $18,000 for the quarter and nine months ended September 30, 2004, as compared to $8,000 and $42,000 for the comparable prior year periods.

                         Liquidity and Capital Resources

         The Company expects to use cash flow from its future investments to provide working capital to support its operations and for the potential payment of dividends to its stockholders, and uses its other capital resources for the potential purchase of other assets.

         The Company's cash flows for the nine months ended September 30, 2004 and 2003 are as follows:

                    (in thousands)                                        2004                     2003
                    --------------                                        ----                     ----
         Used in Operating Activities                                  $  (935)                 $(1,736)
         Provided by (Used in) Investment Activities                     1,644                       (1)
         (Used in) Provided by Financing Activities                       (700)                     700
                                                                       -------                  -------
         Net Increase (Decrease) in
             Cash and Cash Equivalents                                 $     9                  $(1,037)
                                                                       =======                  =======

         At September 30, 2004, the Company had unrestricted cash and cash equivalents of $15,000.

         The Company has no significant commitments for capital expenditures relating to the real estate operations as of September 30, 2004 and anticipates as of that date that any capital expenditures for repair and maintenance activities would be funded from cash generated from real estate activities.

         The Company's lease on its Midtown Shopping Center is currently being renegotiated and during the interim period the lease is being treated as extended without change. The outcomes of these negotiations are not expected to have any significant cash flow impact on future operations.

         The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See the company's Securities and Exchange Commission ("SEC") Form 10-KSB for the year ended December 31, 2003 for further discussion of this basis. As of September 30, 2004, the Company has sold the majority of its real estate assets which has improved the liquidity position of the Company. The Company believes as of September 30, 2004, that the available cash balances and possible additional advances from affiliated parties will provide liquidity for it to continue as a going concern through 2004, however, management can provide no assurance with regard thereto.

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

PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a) Exhibits:

             Exhibit No.
             -----------
              31.1          Certification of Chief Executive Officer required by Rule
                            13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


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


         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TIS MORTGAGE INVESTMENT COMPANY


November 12, 2004                 BY:  /s/  Lorraine O. Legg
---------------------                  ----------------------------------
       Date                            Lorraine O. Legg, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

November 12, 2004                 BY:  /s/  John E. Castello
---------------------                  ----------------------------------
       Date                            John E. Castello, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer)